Form 10-Q
period 2011-06-30
BSB Bancorp, Inc.
filed 2011-09-26
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number: 333-174808

BSB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	80-0752082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

2 Leonard Street Belmont, Massachusetts	02478
(Address of Principal Executive Officers)	(Zip Code)

(617) 484-6700

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BSB BANCORP, MHC

EXPLANATORY NOTE

BSB Bancorp, Inc. (the “Registrant”), headquartered in Belmont, Massachusetts, is being formed to serve as the stock holding company for Belmont Savings Bank following the reorganization and stock offering as part of the mutual-to-stock conversion of BSB Bancorp, MHC. As of June 30, 2011, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the financial information and other information included in this Quarterly Report on Form 10-Q is that of BSB Bancorp, MHC and its subsidiary.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSB BANCORP, MHC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$2,244	$3,149
Federal funds sold	—	2,525
Money market mutual funds	5,333	7,762
Interest-bearing deposits in other banks	9,681	7,552

Cash and cash equivalents	17,258	20,988
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	1	14,274
Investments in held-to-maturity securities (fair value of $88,382 as of June 30, 2011 (unaudited) and $95,761 as of December 31, 2010)	86,872	93,899
Federal Home Loan Bank stock, at cost	8,038	8,038
Loans held-for-sale	1,410	3,775
Loans, net of allowance for loan losses of $3,739 as of June 30, 2011 (unaudited) and $2,889 as of December 31, 2010	412,933	336,936
Premises and equipment, net	1,995	1,939
Accrued interest receivable	2,246	2,121
Deferred tax asset, net	3,160	2,913
Income taxes receivable	809	908
Bank-owned life insurance	12,181	11,954
Other assets	2,729	2,423

Total assets	$549,751	$500,287

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$39,412	$30,210
Interest-bearing	356,265	316,689

Total deposits	395,677	346,899
Federal Home Loan Bank of Boston (FHLBB) advances	90,500	92,800
Securities sold under agreements to repurchase	2,830	2,654
Other borrowed funds	1,577	5,199
Accrued interest payable	159	223
Deferred compensation liability	3,958	3,929
Due to broker	5,117	—
Other liabilities	2,939	1,656

Total liabilities	502,757	453,360

Equity:
Retained earnings	46,993	45,652
Accumulated other comprehensive income	1	1,275

Total equity	46,994	46,927

Total liabilities and equity	$549,751	$500,287

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$4,760	$4,591	$9,167	$9,309
Interest on debt securities:
Taxable	566	757	1,161	1,551
Dividends	13	86	103	143
Other interest income	8	2	10	4

Total interest and dividend income	5,347	5,436	10,441	11,007

Interest expense:
Interest on deposits	966	978	1,856	1,991
Interest on Federal Home Loan Bank advances	535	929	1,140	1,966
Interest on securities sold under agreements to repurchase	4	9	9	17
Interest on other borrowed funds	12	58	57	118

Total interest expense	1,517	1,974	3,062	4,092

Net interest and dividend income	3,830	3,462	7,379	6,915
Provision (benefit) for loan losses	742	(4)	1,218	280

Net interest and dividend income after provision (benefit) for loan losses	3,088	3,466	6,161	6,635

Noninterest income (charges):
Customer service fees	141	112	250	239
Income from bank-owned life insurance	88	104	196	239
Net gain on sales of loans	147	43	217	88
Net gain on sales and calls of securities	—	—	2,788	—
Net loss on trading securities	—	(1,267)	—	(643)
Other income	56	22	67	63

Total noninterest income (charges)	432	(986)	3,518	(14)

Noninterest expense:
Salaries and employee benefits	2,432	1,611	4,825	3,253
Trustee fees	91	70	159	158
Occupancy expense	172	169	381	346
Equipment expense	83	52	161	105
Deposit insurance	86	135	225	269
Data processing	282	335	477	572
Professional fees	179	157	306	257
Marketing	260	122	482	175
Other expense	333	220	624	416

Total noninterest expense	3,918	2,871	7,640	5,551

(Loss) income before income tax (benefit) expense	(398)	(391)	2,039	1,070
Income tax (benefit) expense	(210)	(233)	698	327

Net (loss) income	$(188)	$(158)	$1,341	$743

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at December 31, 2009	$43,825	$—	$43,825

Comprehensive income:
Net income	743		743

Total comprehensive income	743	—	743

Balance at June 30, 2010	$44,568	$—	$44,568

Balance at December 31, 2010	$45,652	$1,275	$46,927

Comprehensive income:
Net income	1,341		1,341
Net unrealized loss on securities available-for-sale, net of reclassification adjustment and tax effects		(1,274)	(1,274)

Total comprehensive income	1,341	(1,274)	67

Balance at June 30, 2011	$46,993	$1	$46,994

Reclassification disclosure:

Six Months Ended June 30, 2011
(unaudited)

Net unrealized holding gains on available-for sale securities	$668
Reclassification adjustment for realized gains in net income	(2,788)

Other comprehensive loss before income tax effect	(2,120)
Income tax benefit	847

(1,273)

Comprehensive income - pension	—
Income tax expense	(1)

(1)

Other comprehensive loss, net of tax	$(1,274)

Accumulated other comprehensive income consists of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Net unrealized holding gains on available-for-sale securities, net of taxes	$—	$1,273
Unrecognized retirement benefit, net of tax	1	2

Accumulated other comprehensive income	$1	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,341	$743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	573	429
Net gain on sales and calls of securities	(2,788)	—
Decrease in trading securities	—	50
Gain on sales of loans, net	(217)	(88)
Loans originated for sale	(24,956)	(9,967)
Proceeds from sales of loans	27,538	9,505
Provision for loan losses	1,218	280
Amortization of mortgage premium	9	10
Change in net deferred loan costs	(1,472)	(3)
Depreciation and amortization expense	216	164
Deferred income tax expense (benefit)	599	(205)
Income from bank owned life insurance	(196)	(239)
Net change in:
Accrued interest receivable	(125)	(184)
Other assets	(306)	912
Income taxes receivable	99	—
Income taxes payable	—	(335)
Accrued interest payable	(64)	(267)
Deferred compensation liability	29	(2,214)
Other liabilities	1,311	532

Net cash provided by (used in) operating activities	2,809	(877)

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks		275
Purchases of available-for-sale securities	(709)	—
Proceeds from sales of available-for-sale securities	15,650	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	32,011	22,692
Purchases of held-to-maturity securities	(20,440)	(32,035)
Recoveries of loans previously charged off	6	5
Loan originations and principal collections, net	(74,413)	14,666
Purchases of loans	(1,345)	(3,204)
Capital expenditures	(272)	(160)
Premiums paid on bank-owned life insurance	(31)	(55)
Redemption of life insurance policies	—	1,117

Net cash (used in) provided by investing activities	(49,543)	3,301

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2011	2010

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	45,694	19,104
Net increase in time deposits	3,084	2,325
Proceeds from Federal Home Loan Bank advances	14,500	13,000
Principal payments on Federal Home Loan Bank advances	(30,300)	(32,000)
Net change in short-term Federal Home Loan Bank advances	13,500	—
Net increase in securities sold under agreements to repurchase	176	624
Repayment of principal on other borrowed funds	(3,622)	(382)
Net (decrease) increase in mortgagors’ escrow accounts	(28)	23

Net cash provided by financing activities	43,004	2,694

Net (decrease) increase in cash and cash equivalents	(3,730)	5,118
Cash and cash equivalents at beginning of period	20,988	16,398

Cash and cash equivalents at end of period	$17,258	$21,516

Supplemental disclosures:
Interest paid	$3,126	$4,359
Income taxes paid	—	867
Increase in due to broker	5,117	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, MHC have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, MHC include the balances and results of operations of BSB Bancorp, MHC, BSB Bancorp, Inc., a Massachusetts corporation, and its wholly-owned subsidiary Belmont Savings Bank (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of BSB Bancorp Inc.’s Prospectus dated August 12, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 19, 2011.

NOTE 2 – RECENT PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU address when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earning disclosure requirements for business combinations. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU. The ASU is expected to cause more loan modifications to be classified as Troubled Debt Restructurings and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2011 (unaudited):
Marketable equity securities	$1	$—	$—	$1

	$1	$—	$—	$1

December 31, 2010:
Marketable equity securities	$12,154	$2,120	$—	$14,274

	$12,154	$2,120	$—	$14,274

The amortized cost of held-to-maturity securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
June 30, 2011 (unaudited):
U.S. government and federal agency obligations	$6,603	$156	$—	$6,759
U.S. government sponsored mortgage-backed securities	32,420	717	289	32,848
Corporate debt securities	47,849	927	1	48,775

	$86,872	$1,800	$290	$88,382

December 31, 2010:
U.S. government and federal agency obligations	$23,419	$249	$—	$23,668
U.S. government sponsored mortgage-backed securities	18,574	634	38	19,170
Corporate debt securities	51,906	1,048	31	52,923

	$93,899	$1,931	$69	$95,761

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2011 and December 31, 2010 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Held-to-Maturity		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)

Due within one year	$29,882	$30,221	$32,778	$32,888
Due after one year through five years	24,570	25,313	42,547	43,703
U.S. government sponsored mortgage-backed securities	32,420	32,848	18,574	19,170

During the six months ended June 30, 2011 (unaudited), proceeds from sales of available-for-sale securities amounted to $15,650. For the six months ended June 30, 2011 (unaudited) gross realized gains and gross realized losses on those sales amounted to $2,844 and $56, respectively. For the six month ended June 30, 2011 (unaudited) the income tax expense (benefit) related to the gross gains and losses were $1,155 and ($23), respectively. During the six months ended June 30, 2010 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011 (unaudited):
U.S. government sponsored mortgage-backed securities	$14,578	$249	$1,105	$40
Corporate debt securities	4,034	1	—	—

Total temporarily impaired securities	$18,612	$250	$1,105	$40

December 31, 2010:
U.S. government sponsored mortgage-backed securities	$—	$—	$1,367	$38
Corporate debt securities	1,037	1	1,968	31

Total temporarily impaired securities	$1,037	$1	$3,335	$69

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2011 (unaudited), unrealized losses related to nine mortgage-backed securities with a 1.8% unrealized loss and three corporate debt securities with an unrealized loss of 0.03% were caused primarily by changes in market interest rates. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2011 (unaudited) quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of June 30, 2011 (unaudited) to be temporarily impaired. At December 31, 2010, unrealized losses related to one mortgage-backed security with a 2.70% unrealized loss and two corporate debt securities with an unrealized loss of 1.02% were caused primarily by changes in market interest rates. Based on the Company’s December 31, 2010 quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2010 to be temporarily impaired.

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities, are evaluated using ASC 325-40, “Investments – Other – Beneficial Interests in Securitized Financial Assets.”

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011 or 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity loans – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

Indirect auto loans – The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Collections are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged in the event of repossession. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

Consumer loans – Loans in this segment include secured and unsecured consumer loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. All other impaired loans are collateral dependent and are measured through the collateral method. All loans, with the exception of consumer loans, on non-accrual status and TDR’s are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Loans consisted of the following:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$169,900	40.97%	$183,584	54.11%
Commercial real estate loans (1)	117,002	28.22	91,221	26.89
Equity lines of credit	39,546	9.54	30,921	9.11
Construction loans	16,527	3.99	13,835	4.08
Second mortgage loans	517	0.12	503	0.15

Total mortgage loans	343,492	82.84	320,064	94.34

Commercial loans	19,363	4.67	14,012	4.13
Consumer loans:
Indirect auto loans	50,883	12.27	3,717	1.10
Other consumer loans (2)	906	0.22	1,467	0.43

	71,152	17.16	19,196	5.66

Total loans	414,644	100.00%	339,260	100.00%

Net deferred loan costs	2,034		562
Net unamortized mortgage premiums	(6)		3
Allowance for loan losses	(3,739)		(2,889)

Total loans, net	$412,933		$336,936

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, consumer unsecured loans and new auto loans.

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2011 (unaudited) and December 31, 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$243	$(210)	$—	$1,019
Commercial real estate	1,414	(39)	—	—	1,375
Construction	147	39	—	—	186
Commercial	252	66	(24)	—	294
Home equity	200	200	(83)	—	317
Indirect auto	310	222	(8)	—	524
Consumer	19	5	(8)	2	18
Unallocated	—	6	—	—	6

Total	$3,328	$742	$(333)	$2	$3,739

	Six Months Ended June 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,057	$172	$(210)	$—	$1,019
Commercial real estate	1,136	239	—	—	1,375
Construction	140	46	—	—	186
Commercial	261	94	(61)	—	294
Home equity	236	164	(83)	—	317
Indirect auto	38	494	(8)	—	524
Consumer	21	3	(12)	6	18
Unallocated	—	6	—	—	6

Total	$2,889	$1,218	$(374)	$6	$3,739

	Three Months Ended June 30, 2010
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,129	$21	$—	$—	$1,150
Commercial real estate	1,076	22	—	—	1,098
Construction	192	(15)	—	—	177
Commercial	146	(23)	—	—	123
Home equity	175	1	—	—	176
Indirect auto	—	—	—	—	—
Consumer	33	(10)	(2)	1	22

Total	$2,751	$(4)	$(2)	$1	$2,746

	Six Months Ended June 30, 2010
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,027	$123	$—	$—	$1,150
Commercial real estate	911	187	—	—	1,098
Construction	193	(16)	—	—	177
Commercial	142	(19)	—	—	123
Home equity	184	(8)	—	—	176
Indirect auto	—	—	—	—	—
Consumer	16	13	(12)	5	22

Total	$2,473	$280	$(12)	$5	$2,746

	June 30, 2011 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$2,482	$179	$167,418	$840	$169,900	$1,019
Commercial real estate	—	—	117,002	1,375	117,002	1,375
Construction	—	—	16,527	186	16,527	186
Commercial	—	—	19,363	294	19,363	294
Home equity	1,123	48	38,940	269	40,063	317
Indirect auto	—	—	50,883	524	50,883	524
Consumer	—	—	906	18	906	18
Unallocated	—	—	—	6	—	6

Total	$3,605	$227	$411,039	$3,512	$414,644	$3,739

	December 31, 2010
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$669	$119	$182,915	$938	$183,584	$1,057
Commercial real estate	—	—	91,221	1,136	91,221	1,136
Construction	—	—	13,835	140	13,835	140
Commercial	37	37	13,975	224	14,012	261
Home equity	200	—	31,224	236	31,424	236
Indirect auto	—	—	3,717	38	3,717	38
Consumer	—	—	1,467	21	1,467	21

Total	$906	$156	$338,354	$2,733	$339,260	$2,889

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2011 (unaudited):

	Impaired loans with a specific allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized	Income Recognized on a Cash basis
Residential one-to-four family	$1,388	$1,388	$758	$179	$13	$13
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	7	—	—	—
Equity lines of credit	417	417	334	48	1	1
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$1,805	$1,805	$1,099	$227	$14	$14

	Impaired loans with no specific allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized	Income Recognized on a Cash basis
Residential one-to-four family	$1,094	$1,094	$1,040	$14	$14
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Equity lines of credit	706	706	547	6	6
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,800	$1,800	$1,587	$20	$20

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses

Impaired loans without a valuation allowance:
Mortgage loans on real estate:
Equity lines of credit	$200	$200	$—

Total impaired loans without a valuation allowance	200	200	—

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Residential one-to-four family	669	669	119
Other loans:
Commercial loans	37	37	37

Total impaired loans with a valuation allowance	706	706	156

Total impaired loans	$906	$906	$156

The following is a summary of past due and non-accrual loans at June 30, 2011 (unaudited) and December 31, 2010:

	June 30, 2011
	Current	30–59 Days	60–89 Days	Greater Than 90 days	Total Past Due	Total Loans	90 days or more and accruing	Recorded Investment in Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$166,606	$1,487	$997	$810	$3,294	$169,900	$—	$2,482
Commercial real estate	117,002	—	—	—	—	117,002	—	—
Equity lines of credit	38,178	1,152	200	533	1,885	40,063	—	1,123
Construction	16,527	—	—	—	—	16,527	—	—
Other loans:
Commercial	19,363	—	—	—	—	19,363	—	—
Indirect auto	50,883	—	—	—	—	50,883	—	—
Consumer	899	3	—	4	7	906	—	4

	$409,458	$2,642	$1,197	$1,347	$5,186	$414,644	$—	$3,609

	December 31, 2010
	Current	30–59 Days	60–89 Days	Greater Than 90 days	Total Past Due	Total Loans	90 Days or More and Accruing	Recorded Investment in Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$179,161	$2,863	$507	$1,053	$4,423	$183,584	$—	$1,053
Commercial real estate	90,229	495	497	—	992	91,221	—	—
Equity lines of credit	30,185	308	314	617	1,239	31,424	—	617
Construction	13,835	—	—	—	—	13,835	—	—
Other loans:						—	—	—
Commercial	13,975	—	—	37	37	14,012	—	37
Indirect auto	3,717	—	—	—	—	3,717	—	—
Consumer	1,463	4	—	—	4	1,467	—	—

	$332,565	$3,670	$1,318	$1,707	$6,695	$339,260	$—	$1,707

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial, commercial real estate and construction loans, and for certain residential real estate, home equity and consumer loans that are rated if the loans become delinquent.

Loans rated 1 - 3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial, commercial real estate loans, and construction loans. On an annual basis, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at June 30, 2011 (unaudited) and December 31, 2010:

	June 30, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$1,966	$—	$2,913	$165,021	$169,900
Commercial real estate	115,866	1,136	—	—	117,002
Construction	14,968	—	1,559	—	16,527
Commercial	19,363	—	—	—	19,363
Home equity	—	—	1,123	38,940	40,063
Indirect auto	—	—	—	50,883	50,883
Consumer	—	—	—	906	906

Total	$152,163	$1,136	$5,595	$255,750	$414,644

	December 31, 2010
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$554	$1,190	$181,840	$183,584
Commercial real estate	90,077	1,144	—	—	91,221
Construction	12,188	1,647	—	—	13,835
Commercial	14,012	—	—	—	14,012
Home equity	—	1,417	—	30,007	31,424
Indirect auto	—	—	—	3,717	3,717
Consumer	—	—	—	1,467	1,467

Total	$116,277	$4,762	$1,190	$217,031	$339,260

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse, and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At June 30, 2011 (unaudited) and December 31, 2010, residential loans previously sold and serviced by the Company were $26,386 and $33,284, respectively. At June 30, 2011 (unaudited) and December 31, 2010, auto loans previously sold and serviced by the Company were $12,524 and $0, respectively.

As of June 30, 2011 (unaudited) and December 31, 2010, loans sold with recourse amounted to $1,577 and $5,199, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

There was no valuation allowance for mortgage servicing rights at June 30, 2011 (unaudited) and December 31, 2010. There were no additions to or writedowns in the valuation allowance during the six months ended June 30, 2011 and 2010 (unaudited) and the year ended December 31, 2010.

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles. The guidance allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2011 (unaudited) and December 31, 2010.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no significant transfers between level 1 and 2 of the fair value hierarchy for the period ended June 30, 2011 (unaudited) and the year ended December 31, 2010.

The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

The following summarizes assets measured at fair value as of June 30, 2011 and December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Assets at Fair Value

At June 30, 2011 (unaudited)
Securities available-for-sale	$1	$—	$—	$1

Totals	$1	$—	$—	$1

At December 31, 2010
Securities available-for-sale	$14,274	$—	$—	$14,274

Totals	$14,274	$—	$—	$14,274

There were no transfers between Level 1 and Level 2 assets and liabilities for the period ended June 30, 2011 (unaudited) and December 31, 2010.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2011 (unaudited).

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2011(unaudited). The losses represent the amount of write-down recorded during the six-month period on the assets held at June 30, 2011(unaudited):

	June 30, 2011 (unaudited)
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,869

Totals	$—	$—	$1,869

	December 31, 2010
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$550

Totals	$—	$—	$550

Fair Value Measurements Using Significant Unobservable Inputs Level 3
Impaired Loans
(unaudited)
Beginning balance, December 31, 2010	$550
Transfers in	2,388
Transfers out	(540)
Losses	(519)
Principal Payments	(10)

Ending balance, June 30, 2011	$1,869

At June 30, 2011(unaudited), the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value and (b) a market approach using observable market comparables.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Financial assets:
Cash and cash equivalents	$17,258	$17,258	$20,988	$20,988
Interest-bearing time deposits with other banks	119	128	119	122
Investments in available-for-sale securities	1	1	14,274	14,274
Held-to-maturity securities	86,872	88,382	93,899	95,761
Federal Home Loan Bank stock	8,038	8,038	8,038	8,038
Loans held-for-sale	1,410	1,455	3,775	3,827
Loans, net	412,933	417,195	336,936	341,517
Accrued interest receivable	2,246	2,246	2,121	2,121

Financial liabilities:
Deposits	395,677	387,434	346,899	348,684
Federal Home Loan Bank advances	90,500	91,406	92,800	94,266
Securities sold under agreements to repurchase	2,830	2,830	2,654	2,654
Other borrowed funds	1,577	1,600	5,199	5,160
Accrued interest payable	159	159	223	223
Mortgagors’ escrow accounts	251	251	279	279
Due to broker	5,117	5,117	—	—

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2011 (unaudited) and December 31, 2010 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at Brown Brothers, Harriman and Company under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10,449 were sold to another financial institution (investor). As of June 30, 2011 (unaudited) and December 31, 2010, the principal balance of these loans totaled $1,577 and $5,199, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2011 (unaudited) and December 31, 2010 relating to these plans was $1,079 and $1,028, respectively.

The Company has a supplemental retirement plan for eligible trustees that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability for the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010 relating to this plan was $571 and $580, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan. The purpose of this plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At June 30, 2011 (unaudited) and December 31, 2010, there were three participants in this plan, respectively. The plan is unfunded.

Profit-Sharing Plan

The Company’s Board of Trustees has authorized a profit-sharing plan whereby officers and employees with at least three months of service are eligible to participate. The profit-sharing plan provides for a cash payment to each eligible participant based upon a predetermined percentage of the Company’s net operating earnings each fiscal year. In 2005, a new Incentive Compensation Plan was created for the management team and they became ineligible to participate in the profit-sharing plan. The profit-sharing plan was terminated during 2010. Profit-sharing plan expense for both the six months ended June 30, 2011 (unaudited) and for the year ended December 31, 2010 amounted to $0.

Incentive Compensation Plan

In 2005, the Board of Trustees approved an incentive compensation plan whereby all members of the management team with at least one full year of service are eligible to participate. This plan was amended in 2008. The incentive compensation plan provides for a cash payment to eligible participants based on the Company’s income benchmarks and a participant’s level of participation as defined in the plan. Compensation expense recognized was $140 and $68 for the three months ended June 30, 2011 and 2010 (unaudited), respectively and $396 and $140 for the six months ended June 30, 2011 and 2010 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of this plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2011 and 2010 (unaudited) totaled $155 and $83, respectively and for the six months ended June 30, 2011 and 2010 (unaudited) totaled $299 and $183, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Trustees of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at June 30, 2011 (unaudited) and December 31, 2010 relating to this plan was $2,085 and $2,070, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and trustees of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or trustee to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized no expense in relation to the plan during the six months ended June 30, 2011 (unaudited) or during the year ended December 31, 2010.

Severance Agreements

The Company entered into severance agreements with two executives effective May 12, 2010. Upon separation of service from the Company, each executive is entitled to a severance benefit as defined in the agreements. The benefit amount shall be distributed in installments in accordance with the Company’s payroll schedule for executive employees, provided that the undistributed balance, if any, as of the first anniversary of the first installment shall be distributed in a lump sum. In addition, for up to one year following separation from service, the executives may continue to participate in the Company’s group health plan. Both executives have terminated employment with the Company during 2010 and have begun receiving severance benefits in accordance with each individual’s agreement. The recorded liability at June 30, 2011 (unaudited) and December 31, 2010 relating to the severance agreements was $64 and $200, respectively.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

June 30, 2011 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,943	$—	$5,943
FHLBB borrowings	18,554	133,981	152,535
Federal Reserve Bank LOC	10,479	—	10,479

Total pledged assets	$34,976	$133,981	$168,957

December 31, 2010	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$7,788	$—	$7,788
FHLBB borrowings	24,586	142,146	166,732
Federal Reserve Bank LOC	11,558	—	11,558

Total pledged assets	$43,932	$142,146	$186,078

NOTE 9 – SUBSEQUENT EVENTS

BSB Bancorp, MHC adopted a plan of conversion on June 2, 2011, as amended on August 10, 2011, pursuant to which Belmont Savings Bank (the “Bank”) will convert from the mutual holding company to the stock holding company form of organization. In connection with the conversion, the Bank will become a wholly owned subsidiary of BSB Bancorp, Inc., a Maryland corporation (the “Company”), and the Company will offer shares of its common stock to eligible depositors of the Bank, to the Bank’s employee stock ownership plan, to employees, officers, trustees, directors and corporators of the Bank and to the general public. The conversion is subject to approval by BSB Bancorp, MHC’s corporators and the receipt of regulatory approval and orders for at least 5,780,000 shares of the Company’s common stock. Upon the completion of the conversion, BSB Bancorp, MHC and the Bank’s current Massachusetts chartered mid-tier holding company, BSB Bancorp, Inc., will cease to exist.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through June 30, 2011, the Company had incurred approximately $491,000 (unaudited) in conversion costs, which are included in other assets on the consolidated balance sheet.

In connection with the plan of conversion, the Company plans to establish the Belmont Savings Bank Foundation (the “Foundation”). The Foundation will be funded with $200,000 in cash and 2.0% of the Company’s stock that is sold in the offering.

At the time of conversion from a mutual holding company to a stock holding company, the Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial condition and results of operation of the Company, and should be read in conjunction with both the unaudited consolidated interim financial statements and notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We do not undertake any obligation to update any forward-looking statements after the date of this document, except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our new business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed under the heading “Risk Factors” in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 19, 2011. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in BSB Bancorp Inc.’s Prospectus dated August 12, 2011 , as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 19, 2011.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total Assets. Total assets increased $49.5 million to $549.8 million at June 30, 2011, from $500.3 million at December 31, 2010. The increase was primarily the result of a $76.0 million, or 22.6%, increase in net loans, partially offset by a $14.3 million decrease in securities available for sale, a $7.0 million, or 7.5%, decrease in securities held to maturity, and a $3.7 million, or 17.8%, decrease in cash and cash equivalents.

Loans. Net loans increased by $76.0 million to $412.9 million at June 30, 2011 from $336.9 million at December 31, 2010. The increase in net loans was primarily due to increases of $47.2 million in indirect automobile loans, $25.8 million, or 28.2%, in commercial real estate loans, $8.6 million, or 27.9%, in home equity lines of credit, $5.4 million, or 38.2%, in commercial business loans, and $2.7 million, or 19.5%, in construction loans, partially offset by a $13.7 million, or 7.5%, decrease in one- to four-family residential loans. The increase in commercial real estate loans, home equity lines of credit, indirect auto and commercial business loans reflected our continued emphasis on originating these types of loans according to our strategic plan.

Investment Securities. Total investment securities decreased $21.3 million to $86.9 million at June 30, 2011, from $108.2 million at December 31, 2010, reflecting our funding of higher-yielding loans during the six month period ended June 30, 2011. During the six months ended June 30, 2011, we sold our entire $12.9 million portfolio of marketable equity securities for $15.7 million in proceeds and a net realized gain of $2.8 million. The remainder of the decrease in investment securities resulted from decreases of $16.8 million, or 71.8%, in U.S. government and federal agency obligations and $4.1 million, or 7.8%, in corporate debt securities, partially offset by a $13.8 million, or 74.5%, increase in U.S. government and agency-sponsored mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.7 million to $17.3 million at June 30, 2011, from $21.0 million at December 31, 2010. The decrease reflected our funding of loans during the six-month period ended June 30, 2011.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2011, our investment in bank-owned life insurance was $12.2 million, an increase of $227,000 from $12.0 million at December 31, 2010, reflecting an increase in cash value.

Deposits. Deposits increased $48.8 million, or 14.1%, to $395.7 million at June 30, 2011 from $346.9 million at December 31, 2010. The increase in deposits was primarily due to an increase of $39.6 million, or 12.5%, in interest bearing accounts, reflecting our promotion of our PlatinumBlue high yield savings accounts, which has enabled us to build broader deposit relationships with our customers. The increase in deposits was also due to an increase of $9.2 million, or 30.5%, in non-interest bearing accounts, reflecting our success in expanding services to consumers and small business customers. We also attribute the increase to customers seeking the safety of insured deposits given the volatility of alternative investments.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(unaudited)

Deposit type:
Demand deposits	$39,412	9.96%	$30,210	8.71%
Interest-bearing checking accounts	23,746	6.00	26,296	7.58
Regular savings accounts	193,265	48.84	153,208	44.17
Money market deposits	12,656	3.20	13,671	3.94

Total transaction accounts	269,079	68.00	223,385	64.40

Term certificates less than $100,000	58,490	14.78	61,610	17.76
Term certificates $100,000 or more	68,108	17.22	61,904	17.84

Total certificate accounts	126,598	32.00	123,514	35.60

Total deposits	$395,677	100.00%	$346,899	100.00%

Borrowings. At June 30, 2011, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March 2006.

Total borrowings decreased $5.7 million, or 5.7%, to $94.9 million at June 30, 2011, from $100.7 million at December 31, 2010. Advances from the Federal Home Loan Bank of Boston decreased $2.3 million to $90.5 million at June 30, 2011, from $92.8 million at December 31, 2010, and repurchase agreements increased $176,000 to $2.8 million at June 30, 2011, from $2.7 million at December 31, 2010. Other borrowed funds decreased $3.6 million to $1.6 million at June 30, 2011, from $5.2 million at December 31, 2010.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated:

	June 30, 2011	December 31, 2010
	(unaudited)

Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$24,500	$36,500
Other borrowed funds	1,577	5,199

	26,077	41,699

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	66,000	56,300
Repurchase agreements	2,830	2,654

	68,830	58,954

Total borrowed funds	$94,907	$100,653

Equity. Total equity capital increased $67,000 to $47.0 million at June 30, 2011, from $46.9 million at December 31, 2010. The increase was attributable to $1.3 million of net income, partially offset by a $1.3 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted primarily from the after-tax effect of changes in unrealized gains on securities available for sale related to the sale during the six months ended June 30, 2011 of our entire portfolio of marketable equity securities.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30, 2011	At December 31, 2010
	(unaudited)

Non-accrual loans:
Mortgage loans:
One-to-four family	$2,482	$1,053
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	1,123	617
Second mortgage loans	—	—
Commercial loans	—	37
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	4	—

Total non-accrual loans	3,609	1,707

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Second mortgage loans	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	3,609	1,707

Other real estate owned	—	—

Total non-performing assets (NPAs)	$3,609	$1,707

Troubled debt restructures included in NPAs	$614	$629
Troubled debt restructures not included in NPAs	—	—

Total troubled debt restructures	$614	$629

Ratios:
Non-performing loans to total loans	0.87%	0.50%
Non-performing assets to total assets	0.66%	0.34%

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2011, we had $614,000 of troubled debt restructurings related to two loans. One of these loans was a one- to four-family residential mortgage loan and the other was a home equity line of credit.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net loss for the three months ended June 30, 2011 was $188,000, compared to a net loss of $158,000 for the three months ended June 30, 2010. The change in operating results for the three months ended June 30, 2011 compared to the 2010 period resulted from an increase of $1.0 million in noninterest expense and a $746,000 increase in provision for loan losses, partially offset by increases of $1.4 million in noninterest income and $368,000 in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $368,000 to $3.8 million for the three months ended June 30, 2011, compared to $3.5 million for the three months ended June 30, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net interest-earning assets increased to $68.8 million for the three months ended June 30, 2011 from $52.3 million for the three months ended June 30, 2010. Our net interest margin increased 9 basis points to 2.98% for the three months ended June 30, 2011, compared to 2.89% for the three months ended June 30, 2010, and our net interest rate spread increased 12 basis points to 2.81% for the three months ended June 30, 2011, compared to 2.69% for the three months ended June 30, 2010.

Interest and Dividend Income. Interest and dividend income decreased $89,000 to $5.3 million for the three months ended June 30, 2011, from $5.4 million for the three months ended June 30, 2010. The decrease in interest and dividend income was primarily due to a $264,000 decrease in interest and dividend income on securities and a $169,000 increase in interest income on loans. The decrease in interest income on loans resulted from a 60 basis point decrease in the average yield on loans to 4.71% from 5.31%, primarily due to lower market interest rates during the period. The decrease in yield on loans was partially offset by an increase in the average balance of loans of $58.1 million to $405.0 million for the three months ended June 30, 2011, from $346.9 million for the three months ended June 30, 2010. The decrease in interest and dividend income on securities was primarily due to a 5 basis point decrease in the average yield on securities other than Federal Home Loan Bank Stock to 3.01% from 3.06%, and a $33.8 million decrease in the average balance of such securities to $76.2 million for the three months ended June 30, 2011. The decrease in the average yield on securities other than Federal Home Loan Bank Stock was primarily due to lower market interest rates during the period. Dividends on Federal Home Loan Bank Stock increased to $6,000 for the three months ended June 30, 2011, from no dividend paid for the three months ended June 30, 2010.

Interest Expense. Interest expense decreased $457,000 to $1.5 million for the three months ended June 30, 2011, from $2.0 million for the three months ended June 30, 2010. The decrease resulted from a 49 basis point decrease in the cost of interest-bearing liabilities, partially offset by an $18.6 million, or 4.3%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $12,000 to $966,000 for the three months ended June 30, 2011, from $978,000 for the three months ended June 30, 2010. This decrease was primarily due to a 21 basis point decrease in the average cost of interest-bearing deposits to 1.10% for the three months ended June 30, 2011, from 1.31% for the three months ended June 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended June 30, 2011, reflecting lower market interest rates compared to the prior period. The decrease in average cost was partially offset by a $53.8 million increase in the average balance of interest-bearing deposits to $353.8 million for the three months ended June 30, 2011, from $300.0 million for the three months ended June 30, 2010.

Interest expense on borrowings decreased $445,000 to $551,000 for the three months ended June 30, 2011, from $996,000 for the three months ended June 30, 2010. This decrease was primarily due to a $30.8 million decrease in the average balance of Federal Home Loan Bank advances to $87.3 million for the three months ended June 30, 2011, from $118.1 million for the three months ended June 30, 2010, and a 69 basis point decrease in the average cost of such advances to 2.46% for the three months ended June 30, 2011, from 3.15% for the three months ended June 30, 2010.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $742,000 for the three months ended June 30, 2011, compared to a benefit of $4,000 for the three months ended June 30, 2010. The allowance for loan losses was $3.7 million, or 0.9% of total loans, at June 30, 2011, compared to $2.7 million, or 0.8% of total loans, at June 30, 2010. The increase in the provision reflected management’s assessment of the risk in the portfolio resulting from increases in our commercial real estate loans, commercial business loans, home equity lines of credit and consumer loans.

Noninterest Income. Noninterest income improved by $1.4 million to $432,000 for the three months ended June 30, 2011, from a charge of $986,000 for the three months ended June 30, 2010. The improvement was primarily due to a $1.3 million net loss on trading securities that occurred in the three-month period ended June 30, 2010, compared to no such losses in the 2011 period. In addition, net gain on sale of loans increased $104,000 to $147,000 for the three months ended June 30, 2011, from $43,000 for the three months ended June 30, 2010. The net loss on trading securities during the three months ended June 30, 2010 was due to market volatility and general economic factors. The net gain on sale of loans was primarily due to $98,000 from the sale of indirect automobile loans in the 2011 period, compared to $0 from the sale of such loans in 2010.

Noninterest Expense. Noninterest expense increased $1.0 million to $3.9 million for the three months ended June 30, 2011, from $2.9 million for the three months ended June 30, 2010. The largest components of this increase were salaries and employee benefits, which increased $821,000, or 51.0%, marketing (in support of our new business initiatives), which increased $138,000, or 113.1%, and other noninterest expense, which increased $113,000, or 51.4%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense.

Income Tax Expense. We recorded an income tax benefit of $210,000 for the three months ended June 30, 2011, compared to an income tax benefit of $233,000 for the three months ended June 30, 2010. The reduction in the tax benefit was due to higher tax exempt income in the 2010 period. The effective tax rate for the three months ended June 30, 2011 was 52.8% compared to 59.6% for the same period in 2010.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$404,998	$4,760	4.71%	$346,930	$4,591	5.31%
Securities	76,153	572	3.01%	109,989	839	3.06%
FHLB stock	8,038	6	0.30%	8,038	—	—
Other	25,631	9	0.14%	14,797	6	0.16%

Total interest-earning assets	514,820	5,347	4.17%	479,754	5,436	4.54%
Non-interest-earning assets	20,992			26,989

Total assets	$535,812			$506,743

Interest-bearing liabilities:
Regular savings accounts	$185,919	$330	0.71%	$130,846	$272	0.83%
Checking accounts	24,118	6	0.10%	28,271	11	0.16%
Money market accounts	12,305	7	0.23%	13,995	24	0.69%
Certificates of deposit	131,429	623	1.90%	126,910	671	2.12%

Total interest-bearing deposits	353,771	966	1.10%	300,022	978	1.31%
Federal Home Loan Bank advances	87,291	535	2.46%	118,112	929	3.15%
Securities sold under agreements to repurchase	3,399	4	0.47%	3,826	9	0.94%
Other borrowed funds	1,585	12	3.04%	5,492	58	4.24%

Total interest-bearing liabilities	446,046	1,517	1.36%	427,452	1,974	1.85%
Non-interest-bearing liabilities	42,504			34,174

Total liabilities	488,550			461,626
Equity	47,262			45,117

Total liabilities and equity	$535,812			$506,743

Net interest and dividend income		$3,830			$3,462

Net interest rate spread (2)			2.81%			2.69%
Net interest-earning assets (3)	$68,774			$52,302

Net interest margin (4)			2.98%			2.89%
Average interest-earning assets to interest-bearing liabilities	115.42%			112.24%

(1)	Yields and rates for the three-month periods ended June 30, 2011 and 2010 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest and dividend income for the fiscal years and periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$520	$(351)	$169
Securities and FHLB stock	(233)	(28)	(261)
Other	4	(1)	3

Total interest-earning assets	$291	$(380)	$(89)

Interest-bearing liabilities:
Regular savings accounts	$88	$(30)	$58
Checking accounts	(1)	(4)	(5)
Money market accounts	(3)	(14)	(17)
Certificates of deposit	25	(73)	(48)

Total interest-bearing deposits	109	(121)	(12)
Federal Home Loan Bank advances	(214)	(180)	(394)
Securities sold under agreements to repurchase	(1)	(4)	(5)
Other borrowed funds	(33)	(13)	(46)

Total interest-bearing liabilities	$(139)	$(318)	$(457)

Change in net interest and dividend income	$430	$(62)	$368

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income increased $598,000, or 80.5%, to $1.3 million for the six months ended June 30, 2011, from $743,000 for the six months ended June 30, 2010. The increase was primarily due to a $3.5 million increase in noninterest income and a $464,000 increase in net interest and dividend income, partially offset by a $2.1 million increase in noninterest expense and a $938,000 increase in the provision for loan losses.

Net Interest and Dividend Income. Net interest and dividend income increased by $464,000 to $7.4 million for the six months ended June 30, 2011, from $6.9 million for the six months ended June 30, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net interest-earning assets increased to $64.1 million for the six months ended June 30, 2011 from $50.8 million for the six months ended June 30, 2010. Our net interest margin increased 8 basis points to 2.99% for the six months ended June 30, 2011, compared to 2.91% for the six months ended June 30, 2010, and our net interest rate spread increased 10 basis points to 2.81% for the six months ended June 30, 2011, compared to 2.71% for the six months ended June 30, 2010.

Interest and Dividend Income. Interest and dividend income decreased $566,000 to $10.4 million for the six months ended June 30, 2011, from $11.0 million for the six months ended June 30, 2010. The decrease in interest and dividend income was primarily due to a $430,000 decrease in interest and dividend income on securities and a $142,000 decrease in interest income on loans. The decrease in interest income on loans resulted from a 53 basis point decrease in the average yield on loans to 4.84% from 5.37%, primarily due to lower market interest rates during the period. The decrease in yield on loans was partially offset by an increase in the average balance of loans of $32.3 million to $382.0 million for the six months ended June 30, 2011, from $349.7 million for the six months ended June 30, 2010. The decrease in interest and dividend income on securities was primarily due to a 32 basis point decrease in the average yield on securities other than Federal Home Loan Bank Stock to 2.86% from 3.18%, and an $18.9 million decrease in the average balance of such securities to $88.1 million for the six months ended June 30, 2011. The decrease in the average yield on securities other than Federal Home Loan Bank Stock was primarily due to lower market interest rates during the period. Dividends on Federal Home Loan Bank Stock increased to $12,000 for the six months ended June 30, 2011, from no dividend paid for the six months ended June 30, 2010.

Interest Expense. Interest expense decreased $1.0 million to $3.1 million for the six months ended June 30, 2011, from $4.1 million for the six months ended June 30, 2010. The decrease resulted from a 50 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $4.9 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $135,000 to $1.9 million for the six months ended June 30, 2011, from $2.0 million for the six months ended June 30, 2010. This decrease was primarily due to a 25 basis point decrease in the average cost of interest-bearing deposits to 1.10% for the six months ended June 30, 2011, from 1.35% for the six months ended June 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended June 30, 2011, reflecting lower market interest rates compared to the prior period. The decrease in average cost was partially offset by a $42.4 million increase in the average balance of interest-bearing deposits to $339.5 million for the six months ended June 30, 2011, from $297.1 million for the six months ended June 30, 2010.

Interest expense on borrowings decreased $895,000 to $1.2 million for the six months ended June 30, 2011, from $2.1 million for the six months ended June 30, 2010. This decrease was primarily due to a $34.4 million decrease in the average balance of Federal Home Loan Bank advances to $88.2 million for the six months ended June 30, 2011, from $122.6 million for the six months ended June 30, 2010, and a 62 basis point decrease in the average cost of such advances to 2.61% for the six months ended June 30, 2011, from 3.23% for the six months ended June 30, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $1.2 million for the six months ended June 30, 2011, compared to a provision for loan losses of $280,000 for the six months ended June 30, 2010. The allowance for loan losses was $3.7 million, or 0.9% of total loans, at June 30, 2011, compared to $2.7 million, or 0.8% of total loans, at June 30, 2010. The increase in the provision reflected management’s assessment of the risk in the portfolio resulting from increases in our commercial real estate loans, commercial business loans, home equity lines of credit and consumer loans.

Noninterest Income. Noninterest income improved to $3.5 million for the six months ended June 30, 2011, from a charge of $14,000 for the six months ended June 30, 2010. The improvement was primarily due to an increase of $2.8 million in net realized gain on sales and calls of securities, a $643,000 loss on trading securities for the 2010 period compared to no loss in 2011, and a $129,000 increase in gain on sales of loans. The increase in net realized gain on sales and calls of securities resulted from the sale of our entire portfolio of marketable equity securities during the 2011 period. The net gain on sale of loans was primarily due to $106,000 from the sale of indirect automobile loans in the 2011 period, compared to $0 from the sale of such loans in 2010.

Noninterest Expense. Noninterest expense increased $2.0 million to $7.6 million for the six months ended June 30, 2011, from $5.6 million for the six months ended June 30, 2010. The largest components of this increase were salaries and employee benefits, which increased $1.6 million, or 48.3%, marketing (in support of our new business initiatives), which increased $307,000, or 175.4%, and other noninterest expense, which increased $208,000, or 50.0%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense.

Income Tax Expense. As a result of higher pre-tax income, we recorded a provision for income taxes of $698,000 for the six months ended June 30, 2011, compared to a provision for income taxes of $327,000 for the six months ended June 30, 2010, reflecting effective tax rates of 34.2% and 30.6%, respectively.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Total loans	$382,040	$9,167	4.84%	$349,700	$9,309	5.37%
Securities	88,091	1,251	2.86%	107,008	1,688	3.18%
FHLB stock	8,038	12	0.30%	8,038	—	—
Other	19,648	11	0.11%	14,848	10	0.14%

Total interest-earning assets	497,817	10,441	4.23%	479,594	11,007	4.63%
Non-interest-earning assets	22,448			26,991

Total assets	$520,265			$506,585

Interest-bearing liabilities:
Regular savings accounts	$174,161	$610	0.71%	$127,991	$558	0.88%
Checking accounts	23,820	13	0.11%	28,273	22	0.16%
Money market accounts	12,857	17	0.27%	13,686	48	0.71%
Certificates of deposit	128,634	1,216	1.91%	127,106	1,363	2.16%

Total interest-bearing deposits	339,472	1,856	1.10%	297,056	1,991	1.35%
Federal Home Loan Bank advances	88,188	1,140	2.61%	122,592	1,966	3.23%
Securities sold under agreements to repurchase	3,132	9	0.58%	3,587	17	0.96%
Other borrowed funds	2,898	57	3.97%	5,576	118	4.27%

Total interest-bearing liabilities	433,690	3,062	1.42%	428,811	4,092	1.92%
Non-interest-bearing liabilities	39,405			32,981

Total liabilities	473,095			461,792
Equity	47,170			44,793

Total liabilities and equity	$520,265			$506,585

Net interest and dividend income		$7,379			$6,915

Net interest rate spread (2)			2.81%			2.71%
Net interest-earning assets (3)	$64,127			$50,783

Net interest margin (4)			2.99%			2.91%
Average interest-earning assets to interest-bearing liabilities	114.79%			111.84%

(1)	Yields and rates for the six-month periods ended June 30, 2011 and 2010 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest and dividend income for the fiscal years and periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$2,112	$(2,254)	$(142)
Securities and FHLB stock	(260)	(165)	(425)
Other	3	(2)	1

Total interest-earning assets	$1,855	$(2,421)	$(566)

Interest-bearing liabilities:
Regular savings accounts	$112	$(60)	$52
Checking accounts	(3)	(6)	(9)
Money market accounts	(3)	(28)	(31)
Certificates of deposit	17	(164)	(147)

Total interest-bearing deposits	123	(258)	(135)
Federal Home Loan Bank advances	(491)	(335)	(826)
Securities sold under agreements to repurchase	(2)	(6)	(8)
Other borrowed funds	(53)	(8)	(61)

Total interest-bearing liabilities	$(423)	$(607)	$(1,030)

Change in net interest and dividend income	$2,278	$(1,814)	$464

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors.

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed- and adjustable-rate residential mortgage loans and securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold fixed-rate, conforming one- to four-family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. Such loans generally have shorter maturities than one- to four-family residential mortgage loans. To manage our interest rate risk, we also invest in shorter maturity investment securities and mortgage-related securities, and seek to obtain general financing through lower cost deposits, wholesale funding and repurchase agreements. We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2011 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-12.8%
+200	-4.7%
- 100	1.1%

(1)	The calculated change for -100 bp and +200bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300bp.

The table above indicates that at June 30, 2011, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 4.7% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.1% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2011 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 11.1% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 4.6% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2011 to satisfy our short- and long-term liquidity needs as of that date.

We regularly monitor and adjust our investments in liquid assets based on our assessment of:

•	expected loan demand;

•	expected deposit flows and borrowing maturities;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and may also be used to pay off short-term borrowings.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $17.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2011, we had $8.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $47.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $66.5 million, or 16.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2011.

Our primary investing activity is originating loans. During the six months ended June 30, 2011 and the year ended December 31, 2010, we originated $152.2 million and $118.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $48.8 million and $34.2 million for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the level of brokered deposits were $14.3 million and $2.0 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2011, we had $90.5 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $32.3 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Contractual Obligations. We are obligated to make future payments according to various contracts. As of June 30, 2011, our contractual obligations have not changed materially from those disclosed in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 19, 2011.

Off-Balance Sheet Arrangements

Loan Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months and six ended June 30, 2011 and June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2 of this report under “Management of Market Risk.”

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 19, 2011. As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities. None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Office.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	September 26, 2011	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 26, 2011	By:	/s/ John A. Citrano
John A. Citrano
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)