Form 10-Q
period 2011-09-30
BSB Bancorp, Inc.
filed 2011-11-14
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number: 001-35309

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

The Registrant had 9,172,860 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2011.

BSB BANCORP, MHC

EXPLANATORY NOTE

BSB Bancorp, Inc. (the “Registrant”), headquartered in Belmont, Massachusetts, was formed to serve as the stock holding company for Belmont Savings Bank following the reorganization and stock offering as part of the mutual-to-stock conversion of BSB Bancorp, MHC (“Conversion”). As of September 30, 2011, the Conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the financial information and other information included in this Quarterly Report on Form 10-Q is that of BSB Bancorp, MHC and its subsidiary. The Conversion was completed on October 4, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSB BANCORP, MHC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$1,416	$3,149
Federal funds sold	—	2,525
Money market mutual funds	2,493	7,762
Interest-bearing deposits in other banks	119,300	7,552

Cash and cash equivalents	123,209	20,988
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	—	14,274
Investments in held-to-maturity securities (fair value of $91,626 as of September 30, 2011 (unaudited) and $95,761 as of December 31, 2010)	89,851	93,899
Federal Home Loan Bank stock, at cost	8,038	8,038
Loans held-for-sale	2,663	3,775
Loans, net of allowance for loan losses of $4,043 as of September 30, 2011 (unaudited) and $2,889 as of December 31, 2010	441,340	336,936
Premises and equipment, net	1,974	1,939
Accrued interest receivable	2,060	2,121
Deferred tax asset, net	3,188	2,913
Income taxes receivable	682	908
Bank-owned life insurance	12,296	11,954
Other assets	3,216	2,423

Total assets	$688,636	$500,287

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$47,053	$30,210
Interest-bearing	490,208	316,689

Total deposits	537,261	346,899
Federal Home Loan Bank of Boston (FHLBB) advances	93,000	92,800
Securities sold under agreements to repurchase	3,256	2,654
Other borrowed funds	1,565	5,199
Accrued interest payable	146	223
Deferred compensation liability	3,973	3,929
Other liabilities	2,146	1,656

Total liabilities	641,347	453,360

Equity:
Retained earnings	47,288	45,652
Accumulated other comprehensive income	1	1,275

Total equity	47,289	46,927

Total liabilities and equity	$688,636	$500,287

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$4,912	$4,405	$14,079	$13,714
Interest on debt securities:
Taxable	701	716	1,862	2,267
Dividends	5	65	108	208
Other interest income	6	3	16	7

Total interest and dividend income	5,624	5,189	16,065	16,196

Interest expense:
Interest on deposits	906	951	2,762	2,942
Interest on Federal Home Loan Bank advances	422	802	1,562	2,768
Interest on securities sold under agreements to repurchase	3	10	12	27
Interest on other borrowed funds	12	60	69	178

Total interest expense	1,343	1,823	4,405	5,915

Net interest and dividend income	4,281	3,366	11,660	10,281
Provision (benefit) for loan losses	320	(33)	1,538	247

Net interest and dividend income after provision (benefit) for loan losses	3,961	3,399	10,122	10,034

Noninterest income:
Customer service fees	187	110	437	349
Income from bank-owned life insurance	115	114	311	353
Net gain on sales of loans	91	115	308	203
Net gain on sales and calls of securities	—	—	2,788	—
Net gain on trading securities	—	1,020	—	377
Other income	45	77	112	140

Total noninterest income	438	1,436	3,956	1,422

Noninterest expense:
Salaries and employee benefits	2,549	2,376	7,374	5,629
Trustee fees	68	73	227	231
Occupancy expense	188	180	569	526
Equipment expense	87	57	248	162
Deposit insurance	106	140	331	409
Data processing	248	125	725	697
Professional fees	182	194	488	451
Marketing	215	99	697	274
Other expense	347	212	971	628

Total noninterest expense	3,990	3,456	11,630	9,007

Income before income tax expense	409	1,379	2,448	2,449
Income tax expense	114	473	812	800

Net income	$295	$906	$1,636	$1,649

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at December 31, 2009	$43,825	$—	$43,825

Comprehensive income:
Net income	1,649	—	1,649

Total comprehensive income	1,649	—	1,649

Balance at September 30, 2010	$45,474	$—	$45,474

Balance at December 31, 2010	$45,652	$1,275	$46,927

Comprehensive income:
Net income	1,636	—	1,636
Net unrealized loss on securities available-for-sale, net of reclassification adjustment and tax effects	—	(1,274)	(1,274)

Total comprehensive income	1,636	(1,274)	362

Balance at September 30, 2011	$47,288	$1	$47,289

Reclassification disclosure:

Nine Months Ended September 30, 2011
(unaudited)

Net unrealized holding gains on available-for sale securities	$668
Reclassification adjustment for realized gains in net income	(2,788)

Other comprehensive loss before income tax effect	(2,120)
Income tax benefit	847

(1,273)

Comprehensive income - pension	—
Income tax expense	(1)

(1)

Other comprehensive loss, net of tax	$(1,274)

Accumulated other comprehensive income consists of the following:

	September 30, 2011	December 31, 2010
	(unaudited)

Net unrealized holding gains on available-for-sale securities, net of taxes	—	$1,273
Unrecognized retirement benefit, net of tax	1	2

Accumulated other comprehensive income	$1	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,636	$1,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	851	722
Net gain on sales and calls of securities	(2,788)	—
Increase in trading securities	—	(908)
Gain on sales of loans, net	(308)	(203)
Loans originated for sale	(34,427)	(20,390)
Proceeds from sales of loans	35,847	18,139
Provision for loan losses	1,538	247
(Accretion) amortization of mortgage premium	(59)	20
Change in net deferred loan costs	(1,815)	2
Depreciation and amortization expense	334	250
Deferred income tax expense	571	235
Income from bank owned life insurance	(311)	(353)
Net change in:
Accrued interest receivable	61	86
Other assets	(792)	885
Income taxes receivable	226	—
Income taxes payable	—	(239)
Accrued interest payable	(77)	(315)
Deferred compensation liability	44	(3,155)
Other liabilities	511	332

Net cash provided by (used in) operating activities	1,042	(2,996)

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	275
Purchases of available-for-sale securities	(709)	—
Proceeds from sales of available-for-sale securities	15,650	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	39,761	37,941
Purchases of held-to-maturity securities	(36,564)	(48,078)
Recoveries of loans previously charged off	7	6
Loan originations and principal collections, net	(95,555)	22,751
Purchases of loans	(8,520)	(3,539)
Capital expenditures	(369)	(329)
Premiums paid on bank-owned life insurance	(31)	(55)
Redemption of life insurance policies	—	2,196

Net cash (used in) provided by investing activities	(86,330)	11,168

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2011	2010

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	190,270	22,332
Net increase (decrease) in time deposits	92	(383)
Proceeds from Federal Home Loan Bank advances	14,500	13,000
Principal payments on Federal Home Loan Bank advances	(42,300)	(48,400)
Net change in short-term Federal Home Loan Bank advances	28,000	—
Net increase in securities sold under agreements to repurchase	602	535
Repayment of principal on other borrowed funds	(3,634)	(531)
Net decrease in mortgagors’ escrow accounts	(21)	(14)

Net cash provided by (used in) financing activities	187,509	(13,461)

Net increase (decrease) in cash and cash equivalents	102,221	(5,289)
Cash and cash equivalents at beginning of period	20,988	16,398

Cash and cash equivalents at end of period	$123,209	$11,109

Supplemental disclosures:
Interest paid	$4,482	$6,230
Income taxes paid	15	866
Transfer of trading securities to available-for-sale securities	—	12,362
Transfer of available-for-sale securities to other assets	1	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, MHC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of BSB Bancorp Inc.’s Prospectus dated August 12, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 19, 2011.

NOTE 2 – RECENT PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company adopted this ASU effective July 1, 2011. During the nine month period ended September 30, 2011, the Company did not restructure any loans that constituted a troubled debt restructuring.

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

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2010:
Marketable equity securities	$12,154	$2,120	$—	$14,274

	$12,154	$2,120	$—	$14,274

The amortized cost of held-to-maturity securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
September 30, 2011 (unaudited):
U.S. government and federal agency obligations	$5,601	$108	$—	$5,709
U.S. government sponsored mortgage-backed securities	41,537	1,033	45	42,525
Corporate debt securities	42,713	701	22	43,392

	$89,851	$1,842	$67	$91,626

December 31, 2010:
U.S. government and federal agency obligations	$23,419	$249	$—	$23,668
U.S. government sponsored mortgage-backed securities	18,574	634	38	19,170
Corporate debt securities	51,906	1,048	31	52,923

	$93,899	$1,931	$69	$95,761

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2011 and December 31, 2010 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Held-to-Maturity		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)

Due within one year	$25,895	$26,096	$32,778	$32,888
Due after one year through five years	22,419	23,005	42,547	43,703
U.S. government sponsored mortgage-backed securities	41,537	42,525	18,574	19,170

	$89,851	$91,626	$93,899	$95,761

During the nine months ended September 30, 2011 (unaudited), proceeds from sales of available-for-sale securities amounted to $15.7 million. For the nine months ended September 30, 2011 (unaudited) gross realized gains and gross realized losses on those sales amounted to $2.8 million and $56,000, respectively. For the nine month ended September 30, 2011 (unaudited) the income tax expense (benefit) related to the gross gains and losses were $1.1 million and ($23,000), respectively. During the nine months ended September 30, 2010 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011 (unaudited):
U.S. government sponsored mortgage-backed securities	$—	$—	$1,020	$45
Corporate debt securities	8,100	22	—	—

Total temporarily impaired securities	$8,100	$22	$1,020	$45

December 31, 2010:
U.S. government sponsored mortgage-backed securities	$—	$—	$1,367	$38
Corporate debt securities	1,037	1	1,968	30

Total temporarily impaired securities	$1,037	$1	$3,335	$68

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2011 (unaudited), unrealized losses related to one mortgage-backed security with a 4.2% unrealized loss and seven corporate debt securities with an unrealized loss of 0.3% were caused primarily by changes in market interest rates. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2011 (unaudited) quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of September 30, 2011 (unaudited) to be temporarily impaired. At December 31, 2010, unrealized losses related to one mortgage-backed security with a 2.70% unrealized loss and two corporate debt securities with an unrealized loss of 1.02% were caused primarily by changes in market interest rates. Based on the Company’s December 31, 2010 quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2010 to be temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011 or 2010.

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

Indirect auto loans – Loans in this segment are secured installment loans that are originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Collections are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged in the event of repossession. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

Consumer loans - Loans in this segment include secured and unsecured consumer loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. All other impaired loans are collateral dependent and are measured through the collateral method. All TDRs are considered to be impaired. Beginning in 2011, all loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. Prior to 2011, all loans on non-accrual status, with the exception of homogeneous residential loans, indirect auto and consumer loans, were considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Loans consisted of the following:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$173,055	39.07%	$184,087	54.26%
Commercial real estate loans (1)	128,076	28.92	91,221	26.89
Equity lines of credit	41,875	9.45	30,921	9.11
Construction loans	14,851	3.35	13,835	4.08

Total mortgage loans	357,857	80.79	320,064	94.34

Commercial loans	21,377	4.83	14,012	4.13
Consumer loans:
Indirect auto loans	62,679	14.15	3,717	1.10
Other consumer loans (2)	1,031	0.23	1,467	0.43

	85,087	19.21	19,196	5.66

Total loans	442,944	100.00%	339,260	100.00%

Net deferred loan costs	2,377		562
Net unamortized mortgage premiums	62		3
Allowance for loan losses	(4,043)		(2,889)

Total loans, net	$441,340		$336,936

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, consumer unsecured loans and new direct auto loans.

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2011 (unaudited) and December 31, 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Beginning balance	Beginning balance	Beginning balance	Beginning balance	Beginning balance
	Three Months Ended September 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,019	$44	$—	$—	$1,063
Commercial real estate	1,375	143	—	—	1,518
Construction	186	(3)	—	—	183
Commercial	294	27	—	—	321
Home equity	317	(3)	—	—	314
Indirect auto	524	110	(7)	—	627
Consumer	18	8	(10)	1	17
Unallocated	6	(6)	—	—	—

Total	$3,739	$320	$(17)	$1	$4,043

	Beginning balance	Beginning balance	Beginning balance	Beginning balance	Beginning balance
	Three Months Ended September 30, 2010
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,150	$(139)	$—	$—	$1,011
Commercial real estate	1,098	78	—	—	1,176
Construction	177	(61)	—	—	116
Commercial	123	(4)	(5)	—	114
Home equity	176	94	—	—	270
Indirect auto	—	—	—	—	—
Consumer	22	(1)	(4)	1	18

Total	$2,746	$(33)	$(9)	$1	$2,705

	Beginning balance	Beginning balance	Beginning balance	Beginning balance	Beginning balance
	Nine Months Ended September 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,057	$216	$(210)	$—	$1,063
Commercial real estate	1,136	382	—	—	1,518
Construction	140	43	—	—	183
Commercial	261	121	(61)	—	321
Home equity	236	161	(83)	—	314
Indirect auto	38	604	(15)	—	627
Consumer	21	11	(22)	7	17
Unallocated	—	—	—	—	—

Total	$2,889	$1,538	$(391)	$7	$4,043

	Beginning balance	Beginning balance	Beginning balance	Beginning balance	Beginning balance
	Nine Months Ended September 30, 2010
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,027	$(16)	$—	$—	$1,011
Commercial real estate	911	265	—	—	1,176
Construction	193	(77)	—	—	116
Commercial	142	(23)	(5)	—	114
Home equity	184	86	—	—	270
Indirect auto	—	—	—	—	—
Consumer	16	12	(16)	6	18

Total	$2,473	$247	$(21)	$6	$2,705

	September 30, 2011 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$2,946	$214	$170,109	$849	$173,055	$1,063
Commercial real estate	—	—	128,076	1,518	128,076	1,518
Construction	—	—	14,851	183	14,851	183
Commercial	149	—	21,228	321	21,377	321
Home equity	1,124	36	40,751	278	41,875	314
Indirect auto	—	—	62,679	627	62,679	627
Consumer	—	—	1,031	17	1,031	17
Unallocated	—	—	—	—	—	—

Total	$4,219	$250	$438,725	$3,793	$442,944	$4,043

	December 31, 2010
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$669	$119	$183,418	$938	$184,087	$1,057
Commercial real estate	—	—	91,221	1,136	91,221	1,136
Construction	—	—	13,835	140	13,835	140
Commercial	37	37	13,975	224	14,012	261
Home equity	200	—	30,721	236	30,921	236
Indirect auto	—	—	3,717	38	3,717	38
Consumer	—	—	1,467	21	1,467	21

Total	$906	$156	$338,354	$2,733	$339,260	$2,889

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2011 (unaudited):

	Impaired loans with a specific allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized	Income Recognized on a Cash basis
Residential one-to-four family	$1,380	$1,380	$992	$214	$43	$43
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	7	—	—	—
Equity lines of credit	417	417	365	36	1	1
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$1,797	$1,797	$1,364	$250	$44	$44

	Impaired loans with no specific allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized	Income Recognized on a Cash basis
Residential one-to-four family	$1,566	$1,566	$1,137	$20	$20
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	149	149	19	—	—
Equity lines of credit	706	706	613	12	12
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$2,421	$2,421	$1,769	$32	$32

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses

Impaired loans without a valuation allowance:
Mortgage loans on real estate:
Equity lines of credit	$200	$200	$—

Total impaired loans without a valuation allowance	200	200	—

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Residential one-to-four family	669	669	119
Other loans:
Commercial loans	37	37	37

Total impaired loans with a valuation allowance	706	706	156

Total impaired loans	$906	$906	$156

The following is a summary of past due and non-accrual loans at September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011
	Current	30–59 Days	60–89 Days	Greater Than 90 days	Total Past Due	Total Loans	90 days or more and accruing	Recorded Investment in Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$170,064	$1,482	$725	$784	$2,991	$173,055	$—	$2,946
Commercial real estate	128,076	—	—	—	—	128,076	—	—
Equity lines of credit	40,157	886	299	533	1,718	41,875	—	1,124
Construction	14,851	—	—	—	—	14,851	—	—
Other loans:
Commercial	21,217	3	157	—	160	21,377	—	—
Indirect auto	62,583	96	—	—	96	62,679	—	—
Consumer	974	45	9	3	57	1,031	—	3

	$437,922	$2,512	$1,190	$1,320	$5,022	$442,944	$—	$4,073

	December 31, 2010
	Current	30–59 Days	60–89 Days	Greater Than 90 days	Total Past Due	Total Loans	90 Days or More and Accruing	Recorded Investment in Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$179,664	$2,863	$507	$1,053	$4,423	$184,087	$—	$1,053
Commercial real estate	90,229	495	497	—	992	91,221	—	—
Equity lines of credit	29,682	308	314	617	1,239	30,921	—	617
Construction	13,835	—	—	—	—	13,835	—	—
Other loans:
Commercial	13,975	—	—	37	37	14,012	—	37
Indirect auto	3,717	—	—	—	—	3,717	—	—
Consumer	1,463	4	—	—	4	1,467	—	—

	$332,565	$3,670	$1,318	$1,707	$6,695	$339,260	$—	$1,707

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial, commercial real estate and construction loans, and a five grade internal loan rating system for certain residential real estate, home equity and consumer loans that are rated if the loans become delinquent.

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

The following table presents the Company’s loans by risk rating at September 30, 2011 (unaudited) and December 31, 2010. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$1,949	$—	$3,374	$167,732	$173,055
Commercial real estate	126,945	1,131	—	—	128,076
Construction	13,294	—	1,557	—	14,851
Commercial	21,228	—	149	—	21,377
Home equity	—	—	1,123	40,752	41,875
Indirect auto	—	—	—	62,679	62,679
Consumer	—	—	—	1,031	1,031

Total	$163,416	$1,131	$6,203	$272,194	$442,944

	December 31, 2010
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$554	$1,190	$182,343	$184,087
Commercial real estate	90,077	1,144	—	—	91,221
Construction	12,188	1,647	—	—	13,835
Commercial	14,012	—	—	—	14,012
Home equity	—	1,417	—	29,504	30,921
Indirect auto	—	—	—	3,717	3,717
Consumer	—	—	—	1,467	1,467

Total	$116,277	$4,762	$1,190	$217,031	$339,260

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At September 30, 2011 (unaudited) and December 31, 2010, residential loans previously sold and serviced by the Company were $24.8 million and $33.3 million, respectively. At September 30, 2011 (unaudited) and December 31, 2010, auto loans previously sold and serviced by the Company were $17.6 million and $0, respectively.

As of September 30, 2011 (unaudited) and December 31, 2010, loans sold with recourse amounted to $1.6 million and $5.2 million, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2011 (unaudited) and December 31, 2010.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no significant transfers between level 1 and 2 of the fair value hierarchy for the period ended September 30, 2011 (unaudited) and the year ended December 31, 2010.

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

The following summarizes assets measured at fair value as of September 30, 2011 and December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Assets at Fair Value

At December 31, 2010
Securities available-for-sale	$14,274	$—	$—	$14,274

Totals	$14,274	$—	$—	$14,274

There were no assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (unaudited). There were no transfers between Level 1 and Level 2 assets and liabilities for the period ended September 30, 2011 (unaudited) and December 31, 2010.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2011 (unaudited).

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2011 (unaudited):

	September 30, 2011
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,837

Totals	$—	$—	$1,837

	December 31, 2010
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$550

Totals	$—	$—	$550

Fair Value Measurements Using Significant Unobservable Inputs Level 3
Impaired Loans
(unaudited)
Beginning balance, December 31, 2010	$550
Transfers in	2,391
Transfers out	(540)
Losses	(543)
Principal Payments	(21)

Ending balance, September 30, 2011	$1,837

At September 30, 2011(unaudited), the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value and (b) a market approach using observable market comparables.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Financial assets:
Cash and cash equivalents	$123,209	$123,209	$20,988	$20,988
Interest-bearing time deposits with other banks	119	125	119	122
Investments in available-for-sale securities	—	—	14,274	14,274
Held-to-maturity securities	89,851	91,626	93,899	95,761
Federal Home Loan Bank stock	8,038	8,038	8,038	8,038
Loans held-for-sale	2,663	2,755	3,775	3,827
Loans, net	441,340	449,645	336,936	341,517
Accrued interest receivable	2,060	2,060	2,121	2,121

Financial liabilities:
Deposits	537,261	537,756	346,899	348,684
Federal Home Loan Bank advances	93,000	93,638	92,800	94,266
Securities sold under agreements to repurchase	3,256	3,256	2,654	2,654
Other borrowed funds	1,565	1,514	5,199	5,160
Accrued interest payable	146	146	223	223
Mortgagors’ escrow accounts	258	258	279	279

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2011 (unaudited) and December 31, 2010 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at Brown Brothers, Harriman and Company under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.4 million were sold to another financial institution (investor). As of September 30, 2011 (unaudited) and December 31, 2010, the principal balance of these loans totaled $1.6 million and $5.2 million, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2011 (unaudited) and December 31, 2010 relating to these plans was $1.1 million and $1.0 million, respectively.

The Company has a supplemental retirement plan for eligible trustees that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability for the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010 relating to this plan was $569,000 and $580,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan. The purpose of this plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At September 30, 2011 (unaudited) and December 31, 2010, there were three participants in this plan, respectively. The plan is unfunded.

Profit-Sharing Plan

The Company’s Board of Trustees had authorized a profit-sharing plan whereby officers and employees with at least three months of service are eligible to participate. The profit-sharing plan provides for a cash payment to each eligible participant based upon a predetermined percentage of the Company’s net operating earnings each fiscal year. In 2005, a new Incentive Compensation Plan was created for the management team and they became ineligible to participate in the profit-sharing plan. The profit-sharing plan was terminated during 2010. Profit-sharing plan expense for both the nine months ended September 30, 2011 (unaudited) and for the year ended December 31, 2010 amounted to $0.

Incentive Compensation Plan

In 2005, the Board of Trustees approved an incentive compensation plan whereby all members of the management team with at least one full year of service are eligible to participate. This plan was amended in 2008 and 2010. The incentive compensation plan provides for a cash payment to eligible participants based on the Company’s income benchmarks and a participant’s level of participation as defined in the plan. Compensation expense recognized was $210,000 and $211,000 for the three months ended September 30, 2011 and 2010 (unaudited), respectively and $548,000 and $335,000 for the nine months ended September 30, 2011 and 2010 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of this plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2011 and 2010 (unaudited) totaled $127,000 and $72,000, respectively and for the nine months ended September 30, 2011 and 2010 (unaudited) totaled $426,000 and $255,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Trustees of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at September 30, 2011 (unaudited) and December 31, 2010 relating to this plan was $2.1 million.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and trustees of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or trustee to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized no expense in relation to the plan during the nine months ended September 30, 2011 (unaudited) or during the year ended December 31, 2010.

Severance Agreements

The Company entered into severance agreements with two executives effective May 12, 2010. Upon separation of service from the Company, each executive is entitled to a severance benefit as defined in the agreements. The benefit amount shall be distributed in installments in accordance with the Company’s payroll schedule for executive employees, provided that the undistributed balance, if any, as of the first anniversary of the first installment shall be distributed in a lump sum. In addition, for up to one year following separation from service, the executives may continue to participate in the Company’s group health plan. Both executives have terminated employment with the Company during 2010 and have begun receiving severance benefits in accordance with each individual’s agreement. The recorded liability at September 30, 2011 (unaudited) and December 31, 2010 relating to the severance agreements was $0 and $200,000, respectively.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

September 30, 2011 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,837	$—	$5,837
FHLBB borrowings	27,655	166,345	194,000
Federal Reserve Bank LOC	10,404	—	10,404

Total pledged assets	$43,896	$166,345	$210,241

December 31, 2010	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$7,788	$—	$7,788
FHLBB borrowings	24,586	142,146	166,732
Federal Reserve Bank LOC	11,558	—	11,558

Total pledged assets	$43,932	$142,146	$186,078

NOTE 9 – SUBSEQUENT EVENTS

BSB Bancorp, MHC adopted a plan of conversion on June 2, 2011, as amended on August 10, 2011, pursuant to which Belmont Savings Bank (the “Bank”) converted from a mutual holding company to a stock holding company form of organization on October 4, 2011. In connection with the conversion, the Bank became a wholly owned subsidiary of BSB Bancorp, Inc., a Maryland corporation (the “Company”), and the Company sold 8,993,000 shares of its common stock, including 458,643 shares sold to Belmont Savings Bank’s tax-qualified Employee Stock Ownership Plan, for gross proceeds of approximately $89.9 million. For more information on the Company’s offering and use of proceeds, see Part II, Item 2(a), “Use of Proceeds” in this Quarterly Report on Form 10-Q. Upon the completion of the conversion, BSB Bancorp, MHC and the Bank’s former Massachusetts chartered mid-tier holding company, BSB Bancorp, Inc., ceased to exist.

The cost of conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. In the event the conversion and offering were not completed, any deferred costs were charged to operations. Through September 30, 2011, the Company had incurred approximately $982,000 (unaudited) in conversion costs, which are included in other assets on the consolidated balance sheet.

In connection with the plan of conversion, the Company established the Belmont Savings Bank Foundation (the “Foundation”). The Foundation was funded with $200,000 in cash and 179,860 shares of common stock, or 2.0%, of the Company’s stock that was sold in the offering.

At the time of conversion from a mutual holding company to a stock holding company, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in BSB Bancorp Inc.’s Prospectus dated August 12, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 19, 2011.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total Assets. Total assets increased $188.3 million to $688.6 million at September 30, 2011, from $500.3 million at December 31, 2010. The increase was primarily the result of a $104.4 million, or 31.0%, increase in net loans, and a $102.2 million increase in cash and cash equivalents, partially offset by a $14.3 million decrease in securities available for sale, and a $4.0 million, or 4.3%, decrease in securities held to maturity.

Loans. Net loans increased by $104.4 million to $441.3 million at September 30, 2011 from $336.9 million at December 31, 2010. The increase in net loans was primarily due to increases of $59.0 million in indirect automobile loans, $36.9 million, or 40.4%, in commercial real estate loans, $11.0 million, or 35.4%, in home equity lines of credit, $7.4 million, or 52.6%, in commercial business loans, and $1.0 million, or 7.3%, in construction loans, partially offset by an $11.0 million, or 6.0%, decrease in one- to four-family residential loans. We do not expect to continue the rapid pace of growth of the indirect auto portfolio that took place in the first nine months of 2011, as we expect to sell more of the originations going forward. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

Investment Securities. Total investment securities decreased $18.3 million to $89.9 million at September 30, 2011, from $108.2 million at December 31, 2010, reflecting our funding of higher-yielding loans during the nine month period ended September 30, 2011. During the nine months ended September 30, 2011, we sold our entire $12.9 million portfolio of marketable equity securities for $15.7 million in proceeds and a net realized gain of $2.8 million. The remainder of the decrease in investment securities resulted from decreases of $17.8 million, or 76.1%, in U.S. government and federal agency obligations and $9.2 million, or 17.7%, in corporate debt securities, partially offset by a $23.0 million, or 123.6%, increase in U.S. government and agency-sponsored mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $102.2 million to $123.2 million at September 30, 2011, from $21.0 million at December 31, 2010. As a result of the public offering, we had $116.1 million in escrow deposits as of September 30, 2011, which was predominantly invested in cash and cash equivalents.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2011, our investment in bank-owned life insurance was $12.3 million, an increase of $342,000 from $12.0 million at December 31, 2010, reflecting an increase in cash value.

Deposits. Deposits increased $190.4 million, or 54.9%, to $537.3 million at September 30, 2011 from $346.9 million at December 31, 2010. The increase in deposits was primarily due to $116.1 million in escrow deposits related to the public offering and an increase of $57.4 million in customer interest-bearing accounts. The increase in deposits was also due to an increase of $16.8 million, or 55.8%, in non-interest bearing accounts. The strong deposit growth was a result of our new customer-centric, relationship-based, product line coupled with increased marketing and sales efforts. Since December of 2010 we have introduced and promoted our Platinum Blue retail and small business products that reward the customer with very competitive rates if they have a primary, active checking account. We have also built a small business sales force that calls on businesses under $10 million in sales. These initiatives have resulted in an increase in customer relationships throughout our franchise.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$47,053	8.76%	$30,210	8.71%
Interest-bearing checking accounts	28,626	5.33	26,296	7.58
Regular savings accounts	326,184	60.71	153,208	44.17
Money market deposits	11,792	2.19	13,671	3.94

Total transaction accounts	413,655	76.99	223,385	64.40

Term certificates less than $100,000	57,102	10.63	61,610	17.76
Term certificates $100,000 or more	66,504	12.38	61,904	17.84

Total certificate accounts	123,606	23.01	123,514	35.60

Total deposits	$537,261	100.00%	$346,899	100.00%

Borrowings. At September 30, 2011, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $2.9 million, or 2.9%, to $97.8 million at September 30, 2011, from $100.7 million at December 31, 2010. Advances from the Federal Home Loan Bank of Boston increased $200,000 to $93.0 million at September 30, 2011, from $92.8 million at December 31, 2010, and repurchase agreements increased $602,000 to $3.3 million at September 30, 2011, from $2.7 million at December 31, 2010. Other borrowed funds decreased $3.6 million to $1.6 million at September 30, 2011, from $5.2 million at December 31, 2010.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$19,000	$36,500
Other borrowed funds	1,565	5,199

	20,565	41,699

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	74,000	56,300
Repurchase agreements	3,256	2,654

	77,256	58,954

Total borrowed funds	$97,821	$100,653

Equity. Total equity capital increased $362,000 to $47.3 million at September 30, 2011, from $46.9 million at December 31, 2010. The increase was attributable to $1.6 million of net income, partially offset by a $1.3 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted primarily from the after-tax effect of changes in unrealized gains on securities available for sale related to the sale during the nine months ended September 30, 2011 of our entire portfolio of marketable equity securities.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2011	At December 31, 2010
	(unaudited)

Non-accrual loans:
Mortgage loans:
One-to-four family	$2,946	$1,053
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	1,124	617
Second mortgage loans	—	—
Commercial loans	—	37
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	3	—

Total non-accrual loans	4,073	1,707

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Second mortgage loans	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	4,073	1,707

Other real estate owned	—	—

Total non-performing assets (NPAs)	$4,073	$1,707

Troubled debt restructures included in NPAs	$611	$629
Troubled debt restructures not included in NPAs	—	—

Total troubled debt restructures	$611	$629

Ratios:
Non-performing loans to total loans	0.92%	0.50%
Non-performing assets to total assets	0.59%	0.34%

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At September 30, 2011, we had $611,000 of troubled debt restructurings related to two loans. One of these loans was a one- to four-family residential mortgage loan and the other was a home equity line of credit. Both of these loans are performing under their terms as modified.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income for the three months ended September 30, 2011 was $295,000, compared to net income of $906,000 for the three months ended September 30, 2010. The change in operating results for the three months ended September 30, 2011 compared to the 2010 period resulted from a decrease of $998,000 in noninterest income, an increase of $534,000 in noninterest expense and a $353,000 increase in provision for loan losses, partially offset by an increase of $915,000 in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $915,000 to $4.3 million for the three months ended September 30, 2011, compared to $3.4 million for the three months ended September 30, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans, the ability to attract lower cost core deposits and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net average interest-earning assets increased $31.1 million, or 71.0% to $74.8 million for the three months ended September 30, 2011 from $43.7 million for the three months ended September 30, 2010. Our net interest margin increased 29 basis points to 3.16% for the three months ended September 30, 2011, compared to 2.87% for the three months ended September 30, 2010, and our net interest rate spread increased 29 basis points to 3.00% for the three months ended September 30, 2011, compared to 2.71% for the three months ended September 30, 2010.

Interest and Dividend Income. Interest and dividend income increased $435,000 to $5.6 million for the three months ended September 30, 2011, from $5.2 million for the three months ended September 30, 2010. The increase in interest and dividend income was primarily due to a $507,000 increase in interest income on loans partially offset by a $72,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a 57 basis point decrease in the average yield on loans to 4.57% from 5.14%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $86.2 million to $426.5 million for the three months ended September 30, 2011, from $340.3 million for the three months ended September 30, 2010. The decrease in interest and dividend income on securities was primarily due a decrease in the average balance of securities other than Federal Home Loan Bank Stock of $10.7 million to $89.9 million for the three months ended September 30, 2011 from $100.6 million for the three months ended September 30, 2010. The decrease in the average balance was offset by a 3 basis point increase in the average yield on such securities to 3.06% from 3.03%, primarily due to extending the duration of the investment portfolio. Dividends on Federal Home Loan Bank Stock increased to $5,000 for the three months ended September 30, 2011, from no dividend paid for the three months ended September 30, 2010.

Interest Expense. Interest expense decreased $480,000 to $1.3 million for the three months ended September 30, 2011, from $1.8 million for the three months ended September 30, 2010. The decrease resulted from a 56 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $41.4 million, or 9.8%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $45,000 to $906,000 for the three months ended September 30, 2011, from $951,000 for the three months ended September 30, 2010. This decrease was primarily due to a 24 basis point decrease in the average cost of interest-bearing deposits to 0.99% for the three months ended September 30, 2011, from 1.23% for the three months ended September 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2011, reflecting lower market interest rates compared to the prior period. The overall decrease in average cost was partially offset by a $56.0 million increase in the average balance of interest-bearing deposits to $363.3 million for the three months ended September 30, 2011, from $307.3 million for the three months ended September 30, 2010.

Interest expense on borrowings decreased $435,000 to $437,000 for the three months ended September 30, 2011, from $872,000 for the three months ended September 30, 2010. This decrease was primarily due to a $9.8 million decrease in the average balance of Federal Home Loan Bank advances to $95.0 million for the three months ended September 30, 2011, from $104.8 million for the three months ended September 30, 2010, and a 128 basis point decrease in the average cost of such advances to 1.76% for the three months ended September 30, 2011, from 3.04% for the three months ended September 30, 2010.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $320,000 for the three months ended September 30, 2011, compared to a benefit of $33,000 for the three months ended September 30, 2010. The allowance for loan losses was $4.0 million, or 0.91% of total loans, at September 30, 2011, compared to $2.9 million, or 0.85% of total loans, at December 31, 2010. The increase in the provision reflected management’s assessment of the risk in the portfolio resulting from increases in our commercial real estate loans, commercial business loans, home equity lines of credit and consumer loans.

Noninterest Income. Noninterest income decreased by $998,000 to $438,000 for the three months ended September 30, 2011, from $1.4 million for the three months ended September 30, 2010. The decline was primarily due to $1.0 million in net realized gains on investment securities that occurred in the three-month period ended September 30, 2010, compared to no such activity in the 2011 period. The equity portfolio was liquidated in the first quarter of 2011. In addition, net gain on sale of loans decreased $24,000 to $91,000 for the three months ended September 30, 2011, from $115,000 for the three months ended September 30, 2010. The decreases were partially offset by an increase of $77,000, or 70.0%, in customer service fees, which was primarily the result of a $36,000, or 62.5%, increase in non-sufficient funds fees.

Noninterest Expense. Noninterest expense increased $534,000 to $4.0 million for the three months ended September 30, 2011, from $3.5 million for the three months ended September 30, 2010. The largest components of this increase were salaries and employee benefits, which increased $173,000, or 7.3%, marketing (in support of our new business initiatives), which increased $116,000, or 117.2%, data processing, which increased $123,000, or 98.4%, and other noninterest expense, which increased $135,000, or 63.7%. These increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies.

Income Tax Expense. We recorded income tax expense of $114,000 for the three months ended September 30, 2011, compared to income tax expense of $473,000 for the three months ended September 30, 2010. The decrease was primarily the result of lower pre-tax earnings for the quarter ended September 30, 2011 from the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 27.9% compared to 34.3% for the same period in 2010.

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

	For the Three Months Ended September 30,
	2011			2010
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$426,467	$4,912	4.57%	$340,255	$4,405	5.14%
Securities	89,948	693	3.06%	100,600	769	3.03%
FHLB stock	8,038	5	0.25%	8,038	—	—
Other	13,601	14	0.41%	16,655	15	0.36%

Total interest-earning assets	538,054	5,624	4.15%	465,548	5,189	4.42%
Non-interest-earning assets	23,905			35,546

Total assets	$561,959			$501,094

Interest-bearing liabilities:
Regular savings accounts	$201,764	$344	0.68%	$136,292	$274	0.80%
Checking accounts	24,489	7	0.11%	28,156	11	0.15%
Money market accounts	12,089	6	0.20%	15,134	21	0.55%
Certificates of deposit	125,003	549	1.74%	127,731	645	2.00%

Total interest-bearing deposits	363,345	906	0.99%	307,313	951	1.23%
Federal Home Loan Bank advances	95,005	422	1.76%	104,783	802	3.04%
Securities sold under agreements to repurchase	3,318	3	0.36%	4,437	10	0.89%
Other borrowed funds	1,573	12	3.03%	5,274	60	4.51%

Total interest-bearing liabilities	463,241	1,343	1.15%	421,807	1,823	1.71%
Non-interest-bearing liabilities	51,607			34,331

Total liabilities	514,848			456,138
Equity	47,111			44,956

Total liabilities and equity	$561,959			$501,094

Net interest and dividend income		$4,281			$3,366

Net interest rate spread (2)			3.00%			2.71%
Net interest-earning assets (3)	$74,813			$43,741

Net interest margin (4)			3.16%			2.87%
Average interest-earning assets to interest-bearing liabilities			116.15%			110.37%

(1)	Yields and rates for the three-month periods ended September 30, 2011 and 2010 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$902	$(395)	$507
Securities and FHLB stock	(77)	6	(71)
Other	(1)	—	(1)

Total interest-earning assets	$824	$(389)	$435

Interest-bearing liabilities:
Regular savings accounts	$102	$(32)	$70
Checking accounts	(1)	(3)	(4)
Money market accounts	(4)	(11)	(15)
Certificates of deposit	(14)	(82)	(96)

Total interest-bearing deposits	83	(128)	(45)
Federal Home Loan Bank advances	(69)	(311)	(380)
Securities sold under agreements to repurchase	(2)	(5)	(7)
Other borrowed funds	(33)	(15)	(48)

Total interest-bearing liabilities	$(21)	$(459)	$(480)

Change in net interest and dividend income	$845	$70	$915

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net income decreased $13,000, or 0.8%, to $1.6 million for the nine months ended September 30, 2011, from $1.6 million for the nine months ended September 30, 2010. The decrease was primarily due to a $2.6 million increase in noninterest expense and a $1.3 million increase in the provision for loan losses, partially offset by a $2.5 million increase in noninterest income and a $1.4 million increase in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.4 million to $11.7 million for the nine months ended September 30, 2011, from $10.3 million for the nine months ended September 30, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans, the ability to attract lower cost core deposits and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net average interest-earning assets increased $21.9 million, or 53.1%, to $63.1 million for the nine months ended September 30, 2011 from $41.2 million for the nine months ended September 30, 2010. Our net interest margin increased 15 basis points to 3.08% for the nine months ended September 30, 2011, compared to 2.93% for the nine months ended September 30, 2010, and our net interest rate spread increased 14 basis points to 2.91% for the nine months ended September 30, 2011, compared to 2.77% for the nine months ended September 30, 2010.

Interest and Dividend Income. Interest and dividend income decreased $131,000 to $16.1 million for the nine months ended September 30, 2011, from $16.2 million for the nine months ended September 30, 2010. The decrease in interest and dividend income was primarily due to a $496,000 decrease in interest and dividend income on securities partially offset by a $365,000 increase in interest income on loans. The increase in interest income on loans resulted from a $46.1 million increase in the average balance of loans, partially offset by a 49 basis point decrease in the average yield on loans to 4.78% from 5.27%, primarily due to lower market interest rates during the period. The decrease in interest and dividend income on securities was primarily due to a 36 basis point decrease in the average yield on securities other than Federal Home Loan Bank Stock to 3.05% from 3.41%, and an $11.1 million decrease in the average balance of such securities to $85.3 million for the nine months ended September 30, 2011. The decrease in the average yield on securities other than Federal Home Loan Bank Stock was primarily due to lower market interest rates during the period. Dividends on Federal Home Loan Bank Stock increased to $18,000 for the nine months ended September 30, 2011, from no dividend paid for the nine months ended September 30, 2010.

Interest Expense. Interest expense decreased $1.5 million to $4.4 million for the nine months ended September 30, 2011, from $5.9 million for the nine months ended September 30, 2010. The decrease resulted from a 52 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $15.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $180,000 to $2.8 million for the nine months ended September 30, 2011, from $2.9 million for the nine months ended September 30, 2010. This decrease was primarily due to a 24 basis point decrease in the average cost of interest-bearing deposits to 1.07% for the nine months ended September 30, 2011, from 1.31% for the nine months ended September 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the nine months ended September 30, 2011, reflecting lower market interest rates compared to the prior period. The decrease in average cost was partially offset by a $45.7 million increase in the average balance of interest-bearing deposits to $346.1 million for the nine months ended September 30, 2011, from $300.4 million for the nine months ended September 30, 2010.

Interest expense on borrowings decreased $1.4 million to $1.6 million for the nine months ended September 30, 2011, from $3.0 million for the nine months ended September 30, 2010. This decrease was primarily due to a $26.4 million decrease in the average balance of Federal Home Loan Bank advances to $91.2 million for the nine months ended September 30, 2011, from $117.6 million for the nine months ended September 30, 2010, and an 86 basis point decrease in the average cost of such advances to 2.29% for the nine months ended September 30, 2011, from 3.15% for the nine months ended September 30, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $1.5 million for the nine months ended September 30, 2011, compared to a provision for loan losses of $247,000 for the nine months ended September 30, 2010. The allowance for loan losses was $4.0 million, or 0.91% of total loans, at September 30, 2011, compared to $2.9 million, or 0.85% of total loans, at December 31, 2010. This increase reflected changes in loan volume and composition in each period as well as higher specific allocations established against certain loans in 2011. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2011.

Noninterest Income. Noninterest income improved to $4.0 million for the nine months ended September 30, 2011, from $1.4 million for the nine months ended September 30, 2010. The improvement was primarily due to an increase of $2.4 million in net realized gains of securities and a $105,000 increase in gain on sales of loans. The increase in net realized gains of securities resulted from the sale of our entire portfolio of marketable equity securities during the 2011 period. The net gain on sale of loans was primarily due to $158,000 from the sale of indirect automobile loans in the 2011 period, compared to $0 from the sale of such loans in 2010.

Noninterest Expense. Noninterest expense increased $2.6 million to $11.6 million for the nine months ended September 30, 2011, from $9.0 million for the nine months ended September 30, 2010. The largest components of this increase were salaries and employee benefits, which increased $1.7 million, or 31.0%, marketing (in support of our new business initiatives), which increased $423,000, or 154.4%, and other noninterest expense, which increased $343,000, or 54.6%. These increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies.

Income Tax Expense. We recorded a provision for income taxes of $812,000 for the nine months ended September 30, 2011, compared to a provision for income taxes of $800,000 for the nine months ended September 30, 2010, reflecting effective tax rates of 33.2% and 32.7%, respectively.

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

	For the Nine Months Ended September 30,
	2011			2010
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Total loans	$393,812	$14,079	4.78%	$347,717	$13,714	5.27%
Securities	85,253	1,944	3.05%	96,333	2,457	3.41%
FHLB stock	8,038	18	0.30%	8,038	—	—
Other	19,122	24	0.17%	16,521	25	0.20%

Total interest-earning assets	506,225	16,065	4.24%	468,609	16,196	4.62%
Non-interest-earning assets	27,192			36,477

Total assets	$533,417			$505,086

Interest-bearing liabilities:
Regular savings accounts	$180,971	$954	0.70%	$130,038	$832	0.86%
Checking accounts	25,004	20	0.11%	29,225	32	0.15%
Money market accounts	12,703	24	0.25%	14,062	70	0.67%
Certificates of deposit	127,439	1,764	1.85%	127,043	2,008	2.11%

Total interest-bearing deposits	346,117	2,762	1.07%	300,368	2,942	1.31%
Federal Home Loan Bank advances	91,208	1,562	2.29%	117,565	2,768	3.15%
Securities sold under agreements to repurchase	3,157	12	0.51%	3,955	27	0.91%
Other borrowed funds	2,607	69	3.54%	5,478	178	4.34%

Total interest-bearing liabilities	443,089	4,405	1.33%	427,366	5,915	1.85%
Non-interest-bearing liabilities	43,192			33,115

Total liabilities	486,281			460,481
Equity	47,136			44,605

Total liabilities and equity	$533,417			$505,086

Net interest and dividend income		$11,660			$10,281

Net interest rate spread (2)			2.91%			2.77%
Net interest-earning assets (3)	$63,136			$41,243

Net interest margin (4)			3.08%			2.93%
Average interest-earning assets to interest-bearing liabilities			114.25%			109.65%

(1)	Yields and rates for the nine-month periods ended September 30, 2011 and 2010 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$1,222	$(857)	$365
Securities and FHLB stock	(247)	(249)	(496)
Other	—	—	—

Total interest-earning assets	$975	$(1,106)	$(131)

Interest-bearing liabilities:
Regular savings accounts	$232	$(110)	$122
Checking accounts	(4)	(8)	(12)
Money market accounts	(6)	(40)	(46)
Certificates of deposit	6	(250)	(244)

Total interest-bearing deposits	228	(408)	(180)
Federal Home Loan Bank advances	(544)	(662)	(1,206)
Securities sold under agreements to repurchase	(5)	(10)	(15)
Other borrowed funds	(81)	(28)	(109)

Total interest-bearing liabilities	$(402)	$(1,108)	$(1,510)

Change in net interest and dividend income	$1,377	$2	$1,379

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed- and adjustable-rate residential mortgage loans and securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold fixed-rate, conforming one- to four-family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. We view the proceeds from the IPO as long-term, low cost funding and plan on investing a portion of the proceeds in long-term fixed-rate assets, including high-quality jumbo residential morgages in our market. To manage our interest rate risk, we also invest in shorter maturity investment securities and mortgage-related securities, and seek to obtain general financing through lower cost deposits, wholesale funding and repurchase agreements. We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2011 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	0.4%
+200	-2.2%
- 100	0.3%

(1)	The calculated change for -100 bp and +200 bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at September 30, 2011, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.2% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.3% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2011 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 8.3% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 10.0% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2011 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $123.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $48.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $53.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $61.2 million, or 11.4%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2011.

Our primary investing activity is originating loans. During the nine months ended September 30, 2011 and the year ended December 31, 2010, we originated $224.7 million and $118.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $190.4 million and $34.2 million for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the level of brokered deposits were $14.3 million and $2.0 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2011, we had $93.0 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $40.6 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. As of September 30, 2011, our contractual obligations have not changed materially from those disclosed in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 19, 2011.

Off-Balance Sheet Arrangements

Loan Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months and nine ended September 30, 2011 and September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 19, 2011. As of September 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds.

On October 4, 2011, BSB Bancorp, Inc. completed the sale of 8,993,000 shares of its common stock, including 458,643 shares sold to Belmont Savings Bank’s tax-qualified Employee Stock Ownership Plan. On the same date, BSB Bancorp, Inc. contributed $200,000 in cash and 179,860 shares of its common stock to Belmont Savings Bank Foundation, a not-for-profit charitable foundation that Belmont Savings Bank established in connection with the offering. The following information is provided with respect to BSB Bancorp, Inc.’s sale of its common stock.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-174808) was August 12, 2011.

b.	The offering was consummated on October 4, 2011, with the issuance of all securities registered pursuant to the Registration Statement. Keefe Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 9,172,860 which represented an aggregate amount of approximately $91.7 million. The amount included 8,993,000 (or approximately $89.9 million) sold in the offering and 179,860 shares (or approximately $1.8 million) issued to Belmont Savings Bank Foundation.

d.	The expenses incurred in the connection with the stock offering equaled approximately $1.6 million, including expenses paid to and for underwriters of $523,000, attorney and accounting fees of $747,000 and other expenses of $356,000. The net proceeds resulting from the offering after deducting expenses equaled approximately $88.3 million.

e.	The net proceeds are primarily invested in overnight deposits at the Federal Reserve Bank of Boston, long term fixed-rate 1-4 family mortgages, commercial real estate loans, and pay down of short term borrowings.

(c)	Repurchase of Equity Securities. None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 14, 2011	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)