Form 10-K
period 2011-12-31
BSB Bancorp, Inc.
filed 2012-03-27
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35309

BSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	80-0752082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Leonard Street, Belmont, Massachusetts	02478
(Address of principal executive offices)	(Zip Code)

(617) 484-6700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011 was $0.

The number of shares outstanding of the registrant’s common stock as of March 23, 2012 was 9,172,860.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on BSB Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which BSB Bancorp, Inc. operates, as well as nationwide, BSB Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. For further discussion of factors that may affect our results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”). BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2011, we had consolidated assets of $669.0 million, consolidated deposits of $430.7 million and consolidated equity of $131.5 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to-four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial and regular checking accounts and IRAs.

We offer convenient hours at all of our branches, and we are dedicated to offering alternative banking delivery systems utilizing state-of-the-art technology. Our most recent investments include online banking, mobile banking and remote deposit capture for businesses.

Throughout its history, Belmont Savings has remained focused on providing a broad range of quality services within its market area as a traditional community bank. However, in 2009, in order to provide the bank with flexibility to make potential acquisitions, Belmont Savings reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the Bank’s management and operations, the board of directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan is intended to take advantage of the sound Eastern Massachusetts economy, which has not been as negatively affected by the recent recession as other regions of the United States. The strategic plan contemplates significant growth in assets and liabilities over the next several years with the intent of making Belmont Savings a leader in market share in Belmont and the surrounding communities, the “Bank of Choice” for small businesses in its market area, and the trusted lending partner for area commercial real estate investors, developers and managers.

Available Information

BSB Bancorp is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission, or “SEC”. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information regarding our filings with the SEC by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

BSB Bancorp’s executive offices are located at 2 Leonard Street, Belmont, Massachusetts 02478. Our telephone number at this address is (617) 484-6700, and our website address is www.belmontsavings.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We conduct our operations from our four full-service branch offices located in Belmont and Watertown in Southeast Middlesex County, Massachusetts. In January of 2012, the Bank contracted with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open an in-store full service branch located in Waltham, Massachusetts. Our primary lending market includes Essex, Middlesex, Norfolk and Suffolk Counties, Massachusetts. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant financial service companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Our lending area is primarily an urban market area with a substantial amount of one-, two-, three- and four-unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums and office buildings. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family loans and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. Based on the 2010 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2011, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 5.8% compared to the national unemployment rate of 8.5%.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We also compete with commercial banks, credit unions, savings institutions, mortgage brokerage firms, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting customers, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our four full-service branch offices located in Belmont and Watertown, Massachusetts. As of June 30, 2011 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of ten banks and thrift institutions with offices in the town of Belmont, Massachusetts, with a 27.3% market share. As of that same date, we ranked fifth of eight banks and thrift institutions with offices in the city of Watertown, Massachusetts, with a 3.5% market share.

Lending Activities

Our primary lending activity is the origination of one- to-four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $15.9 million, $3.8 million, $250,000, $0, $0 and $0 at December 31, 2011, 2010, 2009, and September 30, 2009, 2008 and 2007, respectively.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$192,295	37.57%	$184,087	54.27%	$213,100	60.25%
Commercial real estate (1)	166,261	32.49	91,221	26.89	81,016	22.90
Home equity lines of credit	50,015	9.77	30,921	9.11	30,676	8.67
Construction	15,198	2.97	13,835	4.08	19,057	5.39

Total mortgage loans	423,769	82.80	320,064	94.35	343,849	97.21

Commercial loans	20,626	4.03	14,012	4.13	8,877	2.51
Consumer loans:
Indirect auto	66,401	12.97	3,697	1.09	—	—
Other consumer (2)	998	0.20	1,467	0.43	1,005	0.28

	88,025	17.20	19,176	5.65	9,882	2.79

Total loans	511,794	100.00%	339,240	100.00%	353,731	100.00%

Net deferred loan costs	2,523		562		461
Net unamortized mortgage premiums	423		3		34
Allowance for loan losses	(4,776)		(2,889)		(2,473)

Total loans, net	$509,964		$336,916		$351,753

	At September 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$221,849	61.46%	$249,573	69.38%	$235,506	73.13%
Commercial real estate (1)	79,614	22.06	60,813	16.91	49,851	15.48
Home equity lines of credit	29,934	8.29	23,295	6.48	16,968	5.27
Construction	20,124	5.58	16,243	4.52	13,671	4.24

Total mortgage loans	351,521	97.39	349,924	97.29	315,996	98.12

Commercial	8,448	2.34	9,023	2.51	5,040	1.56
Consumer loans:
Indirect auto	—	—	—	—	—	—
Other consumer (2)	981	0.27	732	0.20	1,025	0.32

	9,429	2.61	9,755	2.71	6,065	1.88

Total loans	360,950	100.00%	359,679	100.00%	322,061	100.00%

Net deferred loan costs	458		380		304
Net unamortized mortgage premiums	90		103		81
Allowance for loan losses	(2,321)		(1,747)		(1,407)

Total loans, net	$359,177		$358,415		$321,039

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2011, but does not include scheduled payments or potential payments. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2012	$72	5.30%	$303	4.75%	$—	—%	$8,934	4.80%
2013	439	4.66	7,858	5.09	14	7.00	290	5.00
2014 to 2015	348	5.84	2,835	6.30	22	5.23	—	—
2016 to 2020	11,235	4.82	41,384	5.87	1,293	4.57	1,450	3.25
2021 to 2025	5,641	4.06	105,445	4.76	2,213	4.41	4,524	3.86
2026 and beyond	174,560	4.30	8,436	5.83	46,473	2.99	—	—

Total	$192,295	4.32%	$166,261	5.13%	$50,015	3.10%	$15,198	4.38%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2012	$4,987	3.79%	$4	4.68%	$501	2.29%	$14,801	4.73%
2013	7,249	3.81	116	1.57	251	4.31	16,217	5.02
2014 to 2015	2,179	3.87	5,629	2.54	103	10.89	11,116	3.94
2016 to 2020	2,807	3.56	60,652	3.51	99	7.65	118,920	4.47
2021 to 2025	3,404	5.35	—	—	44	7.96	121,271	4.71
2026 and beyond	—	—	—	—	—	—	229,469	4.07

Total	$20,626	4.03	$66,401	3.43%	$998	4.47%	$511,794	4.34%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential one-to-four family	$72,944	$119,279	$192,223
Commercial real estate loans (1)	53,884	112,074	165,958
Equity lines of credit	—	50,015	50,015
Construction loans	—	6,264	6,264

Total mortgage loans	126,828	287,632	414,460
Commercial loans	2,798	17,012	19,810
Consumer loans:
Indirect auto loans	66,397	—	66,397
Other consumer loans	271	226	497

Total loans	$196,294	$304,870	$501,164

(1)	Includes multi-family real estate loans.

One- to-Four Family Residential Mortgage Loans. At December 31, 2011, $192.3 million, or 37.6%, of our total loan portfolio, consisted of one- to-four family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one-, two-, three- and four-unit properties, all of which are classified as one- to-four family residential mortgage loans. At December 31, 2011, of the $192.3 million of one- to-four family residential mortgage loans in our portfolio, $3.2 million, or 1.7%, were comprised of non-owner occupied properties.

Our one- to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. During the year ended December 31, 2011, we originated $9.2 million and purchased $44.9 million of jumbo loans.

We originate our adjustable-rate one- to-four family residential mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. These loans are limited to a 500 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 500 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.

We will originate one- to-four family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 45% of the borrower’s monthly cash-flow.

Generally, we sell into the secondary market the majority of the fixed-rate one- to-four family residential mortgage loans that we originate. We base the amount of fixed-rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. The majority of our secondary market sales are to US Bank, with servicing released. Historically, we have also sold a smaller number of loans to Fannie Mae and Freddie Mac and retain servicing on these loans. For the year ended December 31, 2011, we received servicing fees of $56,000 on loans that we previously sold. At December 31, 2011, the principal balance of loans serviced for others totaled $23.4 million.

We generally do not offer “interest only” mortgage loans on one- to-four family residential properties nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Commercial Real Estate and Multi-family Real Estate Loans. At December 31, 2011, $166.3 million, or 32.5%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2011, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. At December 31, 2011, loans secured by commercial real estate and multi-family real estate had an average loan balance of $1.2 million.

We offer both fixed- and adjustable-rate commercial real estate loans and multi-family real estate loans. Our adjustable-rate commercial real estate and multi-family real estate loans generally have terms of ten years with fixed rates for the first five years and adjustable rates thereafter based on changes in a designated market index. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

In underwriting commercial real estate and multi-family real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s experience in owning or managing similar properties. Commercial real estate and multi-family real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial real estate and multi-family real estate loans generally carry higher interest rates and have shorter terms than one- to-four family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one- to-four family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one- to-four family residential properties. All commercial real estate loans, regardless of size, are approved by both the manager of the credit department and the President and Chief Executive Officer of the bank.

At December 31, 2011, our largest commercial real estate loan had an outstanding balance of $7.5 million, was secured by a 50,695 square foot retail property, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $8.5 million, was secured by two properties with 35 unit and 39 unit residential complexes, and was performing in accordance with its original terms.

Home Equity Loans and Lines of Credit. In addition to traditional one- to-four family residential mortgage loans, we offer home equity lines of credit and, to a lesser extent, home equity loans, that are secured by the borrower’s primary residence, secondary residence or one- to-four family investment properties. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $750,000 with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Lines of credit greater than $500,000 generally may not exceed a loan-to-value ratio of 75% and require a credit score (FICO) of greater than 720. Rates are adjusted monthly based on changes in a designated market index. We offer reduced interest rates to customers who have a PlatinumBlue checking account and who maintain a minimum draw on their line of credit. At December 31, 2011, our largest home equity line of credit was a $1.2 million line of credit with no outstanding balance. At December 31, 2011 this line of credit was performing in accordance with its original terms.

We have historically originated both fixed-rate and adjustable-rate home equity loans with terms up to 15 years, although in the current interest rate environment, fixed-rate loans with terms greater than five years are not a focus. Our adjustable-rate home equity loans have initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. These loans are limited to a 500 basis point initial increase in their interest rate, a 200 basis point annual increase after the initial adjustment, and a maximum upward adjustment of 500 basis points over the life of the loan.

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. We underwrite each of these loans, as further described below. We currently receive auto loans from approximately 137 franchised dealerships located in Massachusetts, Rhode Island and Connecticut, and may expand our dealership relationships into New Hampshire in the future as appropriate. During the year ended December 31, 2011, our portfolio of indirect auto loans increased from $3.7 million to $66.4 million, or 13.0%, of our total loan portfolio. Approximately 52.0% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2011 was for new vehicles, and the remainder was for used vehicles. We only originate used car loans through franchised dealers of new automobiles that also provide us with loans on new vehicles.

At December 31, 2011, the weighted average original term to maturity of our automobile loan portfolio was 61 months, with an estimated average life of 30 months. The average amount financed for each of our automobile loans for the year ended December 31, 2011 was $20,600 and the weighted average credit score was 764. Approximately 60%, 27% and 9% of the aggregate principal balance of our automobile loan portfolio at December 31, 2011 consisted of loans to borrowers with mailing addresses in Massachusetts, Rhode Island and Connecticut, respectively.

Each dealer that originates automobile loans contractually makes representations and warranties to us with respect to our security interest, dealer or consumer fraud and the dealership’s compliance with all state and federal laws for the related financed vehicles. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. However, as there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term during which the related loan is outstanding, each loan is bound by vendor single interest insurance at the time of loan origination. This coverage insures us against uninsured damage or loss of vehicle in the case of default and is paid for by the customer at the time of purchase.

Each participating dealership submits credit applications to us through industry web portals; Dealertrack and Route One into an online loan originations system provided by Fiserv Solutions, Inc. The borrower’s creditworthiness and the value of the underlying collateral are the most important criteria used in determining whether to originate an automobile loan. Each credit application requires that the borrower provide current, personal information regarding the borrower’s employment history, debts, and other factors that bear on creditworthiness. Our loan origination system provides for automatic declines of lower quality applications. However, all other applications are reviewed by our experienced automobile lending staff prior to being approved.

We generally finance up to 100% of the wholesale value of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, which may in some cases result in a loan-to-value ratio of 100% or higher. The vehicle’s value is determined by using NADA Dealer Invoice or wholesale value as updated by NADA on a monthly basis. We regularly review the quality of our indirect auto loans and periodically conduct quality control audits to ensure compliance with our established policies and procedures.

During the year ended December 31, 2011, we sold to other financial institutions $31.7 million, or 29.3%, of the indirect automobile loans that we originated. We expect that future sales of indirect auto loans will be driven by our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2011, we maintained relationships with four financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio; however, a purchaser may request to purchase a subset of loans based on specific criteria, such as geography.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2011, our portfolio of consumer loans other than indirect automobile loans totaled $998,000, or 0.2% of our total loan portfolio.

Indirect automobile loans and other consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan repayments are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, our consumer loan portfolio contains a substantial number of indirect automobile loans where we assume the risk that the automobile dealership administering the lending process complies with federal, state and local consumer protection laws.

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2011, we had $20.6 million of commercial business loans and lines of credit outstanding, representing 4.0% of our total loan portfolio. At December 31, 2011, the average loan balance of our commercial loans and lines of credit was $303,000.

When making commercial business loans, we consider the financial statements of the borrower, the payment history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our credit department. The credit department is responsible for the underwriting and documentation of new commercial loans as well as the annual review of credit ratings of existing loans and special credit projects. The credit department has no loan production goals and has annual performance objectives based on credit quality and credit risk management. All commercial loans, regardless of size, are approved by both the manager of the credit department and the President and Chief Executive Officer of the bank.

At December 31, 2011, our largest commercial business loan outstanding was a $2.2 million loan secured by business assets and commercial real estate. At December 31, 2011, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to builders and individuals to finance the construction of one- to-four family residential properties, multi-family properties and commercial properties. A majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one- to-four family residential properties are “on speculation.” At December 31, 2011, $15.2 million, or 3.0%, of our total loan portfolio, consisted of construction loans, none of which were secured by one- to-four family owner-occupied residential real estate, $3.9 million of which were secured by one- to-four family residential real estate projects on speculation, $8.1 million of which were secured by multi-family residential real estate projects, and $3.2 million of which were secured by commercial real estate.

Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 24 months. At the end of the construction phase, depending upon the initial purpose, the loan either converts to a permanent mortgage loan or the project is sold. Loans generally can be made with a maximum loan-to-value ratio of 75%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2011, our largest speculative construction loan had a principal balance of $2.9 million and was secured by a 37 unit residential apartment building. This loan was performing in accordance with its original terms at December 31, 2011.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Originations, Purchases, Sales, Participations and Servicing. Residential one-to-four family loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to-four family residential mortgage loan originations are generated by our loan officers or referred by branch managers and employees located in our banking offices. We also advertise throughout our market area.

In recent years, in an effort to manage interest rate risk in what has been a relatively low interest rate environment, we have sold the majority of fixed-rate one- to-four family residential mortgage loans that we have originated. Most of these loans are sold with the servicing rights released and for loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis.

For the year ended December 31, 2011, we received $56,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2011, the principal balance of residential mortgage loans serviced for others totaled $23.4 million. For the year ended December 31, 2011, we received $75,000 in net servicing income on indirect auto loans that we sold. At December 31, 2011, the principal balance of indirect auto loans serviced for others totaled $28.3 million.

We sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2011, we held $599,000 of commercial real estate loans in our portfolio that were participation loans from other lenders and $4.5 million of commercial real estate and commercial construction loans in our portfolio that were participated loans to other lenders.

From time to time, we have also purchased whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the years ended December 31, 2011 and 2010, we purchased $47.1 million and $4.4 million, respectively, of whole loans, largely at fixed rates, from other banks and mortgage companies.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications.

Our policies and loan approval limits are established by our Board of Directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $1.0 million require the approval of the Executive Committee. In addition, all commercial real estate and commercial loans, regardless of size, are approved by both the credit manager of the department and the President and Chief Executive Officer of the bank.

We seek to minimize credit risks through our underwriting standards and the experience of our credit department. The credit department is responsible for the underwriting and documentation of new commercial loans as well as the annual review of credit ratings of existing loans and special credit projects. We consider our credit department to be independent because it has no loan production goals and has annual performance objectives based on credit quality and credit risk management.

We require appraisals based on a comparison with current market sales for all real property securing one- to- four family residential mortgage loans, multi-family loans and commercial real estate loans, unless the Executive Committee approves an alternative means of valuation. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the Board of Directors annually.

Non-Performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. Thereafter, we will send an additional letter when a loan is 60 days or more past due, and we will attempt to contact the borrower by telephone. By the 90th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. In addition, a property appraisal is made to determine the condition and market value. The account will be monitored on a regular basis thereafter as a non-accrual loan. In attempting to resolve a default on a residential mortgage loan, Belmont Savings Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure.

When auto finance loans become 10 to 15 days past due, a late fee is charged according to applicable guidelines. When the loan is 11 days past due, the customer will receive a phone call from our servicer requesting a payment. Letters are generated at 15, 25 and 34 days past due. A letter stating our intent to repossess the automobile goes to the customer 21 days prior to repossession, which is triggered at 45 days past due. Vehicles are assigned for repossession at 65 to 70 days past due; the customer has 21 days for right of redemption until the vehicle is sold. Auto loans are placed on non-accrual status at 90 days past due and charged off at 120 days past due.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit. All commercial business loans that are 60 days past due are immediately referred to a senior lending officer. Because of the nature of the collateral securing consumer loans, we may commence collection procedures faster for consumer loans than for residential mortgage loans or home equity lines of credit.

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. All non-performing loans and problem assets are reviewed by the Executive Committee on a regular basis.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,			At September 30,
	2011	2010	2009	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$3,149	$1,053	$1,636	$1,255	$1,486	$696
Commercial real estate	—	—	—	1,161	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	1,123	617	—	—	—	—
Second mortgage loans	—	—	—	—	—	—
Commercial loans	155	37	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	5

Total non-accrual loans	$4,427	$1,707	$1,636	$2,416	$1,486	$701

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction loans	—	—	—	77	—	—
Equity lines of credit	—	—	277	—	—	—
Second mortgage loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	1	2	9	—

Total loans 90 days delinquent and still accruing	—	—	278	79	9	—

Total non-performing loans	$4,427	$1,707	$1,914	$2,495	$1,495	$701

Other real estate owned	$—	$—	$—	$—	$—	$—

Total non-performing assets (NPAs)	$4,427	$1,707	$1,914	$2,495	$1,495	$701

Troubled debt restructures included in NPAs	$609	$629
Troubled debt restructures not included in NPAs	—	—	—	—	—	—

Total troubled debt restructures	$609	$629	$—	$—	$—	$—

Ratios:
Non-performing loans to total loans	0.80%	0.50%	0.54%	0.69%	0.42%	0.22%
Non-performing assets to total assets	0.61%	0.34%	0.38%	0.50%	0.31%	0.16%

(1)	At December 31, 2011 and 2010, non-accrual loans included $609,000 and $629,000 of troubled debt restructurings, respectively. We had no troubled debt restructurings at December 31, 2009, and September 30, 2009, 2008 and 2007. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $204,000 and $65,000, respectively. Interest income recognized on such loans for the years ended December 31, 2011 and 2010, was

$157,000 and $41,000, respectively. Loans remain on non-accrual until they are six consecutive months of paying current. As of December 31, 2011, $1.4 million of the $4.4 million in non-performing loans were paid current, with an additional $276,000 in non-performing loans that were less than 90 days past due.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2011 and 2010, we had $609,000 and $629,000, respectively, of troubled debt restructurings related to two loans which were both modified in 2010. One of these loans was a one- to-four family residential mortgage loan and the other was a home equity line of credit. Both of these loans are performing under their terms as modified.

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $28,000 and $21,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2011 and 2010 was $25,000 and $40,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount

At December 31, 2011
Mortgage loans:
Residential one-to-four family	3	$1,188	5	$1,880	8	$3,068
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	3	847	3	847

	3	1,188	8	2,727	11	3,915
Commercial loans	—	—	1	7	1	7
Consumer loans:
Indirect auto loans	1	23	—	—	1	23
Other consumer loans	1	1	—	—	1	1

Total loans	5	$1,212	9	$2,734	14	$3,946

At December 31, 2010
Mortgage loans:
Residential one-to-four family	1	$507	3	$1,053	4	$1,560
Commercial real estate loans	1	497	—	—	1	497
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	314	2	617	3	931

	3	1,318	5	1,670	8	2,988
Commercial loans	—	—	1	37	1	37
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total loans	3	$1,318	6	$1,707	9	$3,025

At December 31, 2009
Mortgage loans:
Residential one-to-four family	1	$134	5	$1,636	6	$1,770
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	276	2	276

	1	134	7	1,912	8	2,046
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	2	$138	8	$1,914	10	$2,052

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2009
Mortgage loans:
Residential one-to-four family	2	$1,642	4	$1,255	6	$2,897
Commercial real estate loans	—	—	1	1,161	1	1,161
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	77	1	77

	2	1,642	6	2,493	8	4,135
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	3	$1,646	7	$2,495	10	$4,141

At September 30, 2008
Mortgage loans:
Residential one-to-four family	—	$—	5	$1,486	5	$1,486
Commercial real estate loans	—	—	—	—	—	—
Construction loans	1	770	—	—	1	770
Equity lines of credit	—	—	—	—	—	—

	1	770	5	1,486	6	2,256
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	13	3	9	4	22

Total loans	2	$783	8	$1,495	10	$2,278

At September 30, 2007
Mortgage loans:
Residential one-to-four family	1	$301	2	$696	3	$997
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	1	301	2	696	3	997
Commercial loans	2	11	—	—	2	11
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	1	5	1	5

Total loans	3	$312	3	$701	6	$1,013

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2011, 2010 and 2009, we had no other real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by regulatory agencies, which may require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of the dates indicated.

	At December 31,			At September 30,
	2011	2010	2009	2009	2008	2007
	(In thousands)
Classified assets:
Substandard	$6,432	$1,190	$1,394	$1,011	$—	$—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total classified loans	6,432	1,190	1,394	1,011	—	—
Special mention	2,724	4,762	3,457	4,005	2,917	3,497

Total criticized assets	$9,156	$5,952	$4,851	$5,016	$2,917	$3,497

At December 31, 2011, we had $6.4 million of substandard assets, of which $3.6 million were one- to-four family residential mortgage loans; $1.6 million were construction loans; $1.1 million were home equity lines of credit, and $180,000 were commercial loans. At December 31, 2011, special mention assets consisted of $1.2 million of one- to-four family residential mortgage loans, $1.1 million of commercial real estate loans and $359,000 of home equity lines of credit.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)

specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan.

Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral dependent, exceeds the carrying value of the loan do not result in establishing specific allowances for loan losses; and

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans and past due loans;

•	changes in national, state and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

In addition, we may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Historically, we have experienced limited loan losses and, therefore, have relied on industry data to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced a modest increase in loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. See “—Comparison of Operating Results for the Years Ended December 31, 2011 and 2010—Provision for Loan Losses.”

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan losses methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Years Ended September 30,
	2011	2010	2009	2009	2008	2007
	(Dollars in thousands)
Balance at the beginning of the period	$2,889	$2,473	$2,321	$1,747	$1,407	$1,319
Charge-offs:
Residential one-to-four family	(210)	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	(61)	(6)	—	—	(23)	(2)
Home equity	(83)	—	—	—	—	—
Indirect auto	(23)	—	—	—	—	—
Consumer	(33)	(24)	(1)	(38)	(17)	(21)

Total charge-offs	(410)	(30)	(1)	(38)	(40)	(23)
Recoveries:
Residential one-to-four family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Indirect auto	4	—	—	—	—	—
Consumer	8	8	1	15	5	11

Total recoveries	12	8	1	15	5	11
Net recoveries (charge-offs)	(398)	(22)	—	(23)	(35)	(12)

Provision for loan losses	2,285	438	152	597	375	100

Balance at the end of the period	$4,776	$2,889	$2,473	$2,321	$1,747	$1,407

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	(0.38)%	(0.03)%	(0.00)%	(0.03)%	(0.04)%	(0.01)%
Allowance for loan losses to non-performing loans at end of period	107.88%	169.24%	129.21%	93.03%	116.86%	200.71%
Allowance for loan losses to total loans at end of period	0.93%	0.85%	0.70%	0.64%	0.49%	0.44%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At or For the Years Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$986	37.57%	$1,057	54.27%	$1,027	60.25%
Commercial real estate	1,969	32.49	1,136	26.89	911	22.90
Construction	188	2.97	140	4.08	193	5.39
Home equity	632	9.77	236	9.11	184	8.67
Commercial	321	4.03	261	4.13	142	2.51
Consumer loans:
Indirect auto	664	12.97	38	1.09	—	—
Consumer	16	0.20	21	0.43	16	0.28

Total allocated allowance	4,776	100.00	2,889	100.00	2,473	100.00
Unallocated allowance	—	—	—	—	—	—

Total allowance	$4,776	100.00%	$2,889	100.00%	$2,473	100.00%

	At or For the Years Ended September 30,
	2009		2008		2007
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$889	61.46%	$697	69.38%	$646	73.13%
Commercial real estate	896	22.06	639	16.91	499	15.48
Construction	206	5.58	138	4.52	103	4.24
Home equity	180	8.29	116	6.48	64	5.27
Commercial	135	2.34	140	2.51	76	1.56
Consumer loans:
Indirect auto	—	—	—	—	—	—
Consumer	15	0.27	17	0.20	19	0.32

Total allocated allowance	2,321	100.00	1,747	100.00	1,407	100.00
Unallocated allowance	—	—	—	—	—	—

Total allowance	$2,321	100.00%	$1,747	100.00%	$1,407	100.00%

Investments

The Executive Committee of our Board of Directors has primary responsibility for establishing our investment policy, and it is the responsibility of management to implement specific investment strategies. The

Executive Committee has authorized both our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Vice President of Accounting and Internal Reporting to execute specific investment actions. The investment policy requires that single day transactions in excess of $15.0 million must contain the signature of two authorized officers and a member of the Executive Committee.

The investment policy is reviewed annually by the Executive Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to: fully and efficiently employ funds not presently required for Belmont Savings Bank’s loan portfolio, cash requirements, or other assets essential to our operations; to provide for the safety of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity and quality; to meet liquidity requirements projected by management; to meet regulatory and industry standards; to generate earnings which, after the impact of taxes, will provide added growth to surplus; and to employ a percentage of assets in a manner that will balance the market and credit risks of other assets, as well as our liquidity, capital, and reserve structure. All gains and losses on securities transactions are reported to the Executive Committee of the Board of Directors on a monthly basis.

Our current investment policy permits investments in securities issued by the U.S. government and U.S. government agencies, municipal bonds, corporate bonds, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, asset-backed securities (collateralized by assets other than conforming residential first mortgages), repurchase agreements, federal funds sold, certificates of deposit, money market funds, money market preferred securities, mutual funds, equity securities, daily overnight deposit funds, banker’s acceptances, commercial paper, equity securities, life insurance, structured notes, callable securities and any other investments that are deemed prudent and are approved by the Executive Committee and permitted by statute.

ASC 320, “Investments—Debt and Equity Securities” requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our intent and ability to hold such security until maturity. Securities available-for-sale and trading securities are reported at market value and securities held-to-maturity are reported at amortized cost. We currently do not maintain a trading portfolio. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available-for-sale, unrealized gains and losses are excluded from earnings and are reported as an increase or decrease to stockholders’ equity through other comprehensive income/(loss). If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings or other comprehensive income/(loss).

Generally, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Securities. At December 31, 2011, our securities portfolio consisted entirely of corporate debt securities, U.S. government and agency debt securities, and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair market value of $91.1 million, or 13.6%, of total assets and an amortized cost of $89.4 million. At December 31, 2011, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2011, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
U.S. government and federal agency obligations	$5,600	$5,659	$23,419	$23,668	$16,606	$16,937
U.S. government sponsored mortgage-backed securities	46,432	47,503	18,574	19,170	27,916	28,442
Corporate debt securities	37,359	37,934	51,906	52,923	47,182	47,873

Total securities held-to-maturity	$89,391	$91,096	$93,899	$95,761	$91,704	$93,252

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Trading securities:
Marketable equity securities	—	—	—	—	12,154	11,455

Total trading securities	$—	$—	$—	$—	$12,154	$11,455

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Marketable equity securities	—	—	12,154	14,274	—	—

Total available-for-sale securities	$—	$—	$12,154	$14,274	$—	$—

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate
	(Dollars in thousands)
U.S. government and federal agency obligations	$5,600	3.88%	$—	—%	$—	—%	$—	—%	$5,600	3.88%
U.S. government sponsored mortgage-backed securities	—	—%	1,935	4.32%	12,731	2.78%	31,766	3.52%	46,432	3.35%
Corporate debt securities	20,141	2.60%	17,218	2.89%	—	—%	—	—%	37,359	2.73%

Total	$25,741	2.88%	$19,153	3.03%	$12,731	2.78%	$31,766	3.52%	$89,391	3.12%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2011, we had invested $12.4 million in bank-owned life insurance.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Boston (the “FHLB of Boston”) to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. As of December 31, 2011 and 2010, we had a total of $13.3 million and $2.0 million, respectively, of brokered deposits.

At December 31, 2011, we had a total of $118.9 million in certificates of deposit, of which $56.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended December 31, 2011			For the Fiscal Year Ended December 31, 2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$40,365	10.24%	—%	$25,795	7.85%	—%
Interest-bearing checking accounts	25,225	6.40	0.12	28,826	8.77	0.14
Regular savings accounts	190,339	48.28	0.69	133,351	40.58	0.82
Money market deposits	12,371	3.14	0.23	14,123	4.30	0.58
Certificates of deposit	125,926	31.94	1.81	126,497	38.50	2.05

Total deposits	$394,226	100.00%	0.93%	$328,592	100.00%	1.16%

	For the Three Months Ended December 31, 2009			For the Fiscal Year Ended September 30, 2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Deposit type:
Demand deposits	$22,129	7.21%	—%	$18,867	6.57%	—%
Interest-bearing checking accounts	30,320	9.89	0.16	29,779	10.35	0.30
Regular savings accounts	116,028	37.83	1.00	100,111	34.80	1.12
Money market deposits	12,623	4.12	0.72	12,153	4.22	0.99
Certificates of deposit	125,614	40.95	2.33	126,741	44.06	2.83

Total deposits	$306,714	100.00%	1.39%	$287,651	100.00%	1.71%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2.00%	$76,466	$64,479	$56,521
2.00% to 2.99%	27,965	32,266	34,409
3.00% to 3.99%	14,047	24,903	30,963
4.00% to 4.99%	367	1,802	3,274
5.00% to 5.99%	—	67	1,021

Total	$118,845	$123,517	$126,188

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2011
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
2.99% and below	$52,132	$19,357	$6,169	$26,773	$104,431	87.87%
3.00% to 3.99%	4,207	4,608	4,279	953	14,047	11.82
4.00% to 4.99%	325	42	—	—	367	0.31
5.00% to 5.99%	—	—	—	—	—	—

Total	$56,664	$24,007	$10,448	$27,726	$118,845	100.00%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $65.0 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)

Three months or less	$9,730
Over three months through six months	4,814
Over six months through one year	10,088
Over one year to three years	18,931
Over three years	21,405

Total	$64,968

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse.

At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $49.5 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Fiscal Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Fiscal Year Ended September 30,
	2011	2010	2009	2009
	(Dollars in thousands)

Balance at end of period	$95,600	$ 92,800	$129,700	$137,450
Average balance during period	$87,459	$110,268	$132,915	$148,949
Maximum outstanding at any month end	$97,500	$128,700	$134,450	$154,750
Weighted average interest rate at end of period	1.42%	2.82%	3.38%	3.52%
Average interest rate during period	2.05%	3.14%	3.51%	3.91%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Fiscal Year Ended September 30,
	2011	2010	2009	2009
	(Dollars in thousands)

Balance at end of period	$2,985	$2,654	$3,673	$4,533
Average balance during period	$3,282	$3,655	$4,305	$3,943
Maximum outstanding at any month end	$3,990	$5,249	$4,473	$4,816
Weighted average interest rate at end of period	0.25%	0.65%	1.00%	1.00%
Average interest rate during period	0.42%	0.90%	1.01%	1.27%

Personnel

At December 31, 2011, the Bank had 88 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiaries

BSB Bancorp conducts its principal business activities through its wholly-owned subsidiary, Belmont Savings Bank. BSB Bancorp has one other wholly-owned subsidiary, BSB Funding Corporation, the sole purpose of which is to hold the loan to Belmont Savings Bank’s employee stock ownership plan. Belmont Savings has one subsidiary, BSB Investment Corporation, a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities.

REGULATION AND SUPERVISION

General

Belmont Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the

FDIC insurance limits. Belmont Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Belmont Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, BSB Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of BSB Bancorp, Inc. and Belmont Savings Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below are certain material regulatory requirements that are applicable to Belmont Savings and BSB Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Belmont Savings and BSB Bancorp, Inc.

Dodd-Frank Act

The Dodd-Frank Act is significantly changing the bank regulatory structure and affecting the lending and investment activities and general operations of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements. These new leverage and capital requirements take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years. It is therefore difficult to predict at this time what the full impact the new legislation and implementing regulations will have on community banks such as Belmont Savings Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase our operating and compliance costs.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Belmont Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Belmont Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from BSB Bancorp, Inc. may depend, in part, upon receipt of dividends from Belmont Savings Bank. The payment of dividends from Belmont Savings Bank would be restricted by federal law if the payment of such dividends resulted in Belmont Savings Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s capital, surplus and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Belmont Savings Bank’s investment activities. See “—Federal Regulations—Business and Investment Activities”.

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Belmont Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Belmont Savings Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2011, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Belmont Savings Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts. Deposit accounts in Belmont Savings Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to non-deposit funding.

As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures following the recent financial crisis, the FDIC imposed a special assessment of five basis points for the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In calculating the required prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011. Belmont Savings Bank’s pre-payment of $1.8 million was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2011, Belmont Savings Bank paid $35,000 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Belmont Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Belmont Savings Bank’s deposit insurance.

As a Massachusetts-chartered savings bank, Belmont Savings Bank is also required to be a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “—Massachusetts Banking Laws and Supervision—Depositors Insurance Fund,” above.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Belmont Savings Bank’s latest FDIC CRA rating, dated August 10, 2011, was “satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Belmont Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Belmont Savings Bank’s most recent rating under Massachusetts law, dated August 10, 2011, was “satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2011, Belmont Savings Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank has paid dividends in 2011 that are considerably less than those paid prior to 2009.

Other Regulations

Some interest and other charges collected or contracted for by Belmont Savings are subject to state usury laws and federal laws concerning interest rates. Belmont Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The operations of Belmont Savings also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

Holding Company Regulation

BSB Bancorp, Inc., as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. BSB Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for BSB Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. BSB Bancorp does not anticipate opting for “financial holding company” status at this time.

BSB Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions. See “—General—The Dodd-Frank Act.”

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and required the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of BSB Bancorp to pay dividends or otherwise engage in capital distributions.

The Federal Deposit Insurance Act, makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if BSB Bancorp ever held as a separate subsidiary a depository institution in addition to Belmont Savings Bank.

BSB Bancorp and Belmont Savings will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of BSB Bancorp or Belmont Savings.

The status of BSB Bancorp as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. BSB Bancorp would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Belmont Savings.

Federal Securities Laws

BSB Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. BSB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Our business strategy, which includes significant asset and liability growth, was recently adopted and implemented and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that contemplates significant growth in assets and liabilities over the next several years. Specifically, we intend to increase our commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans, while attracting favorably priced deposits. Depending on market conditions, we also intend to expand our branch network by at least two de novo or acquired branch offices over the next four years. We have incurred substantial additional expenses due to the implementation of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing expenses. Many of these increased expenses are considered fixed expenses. Unless we can successfully implement our strategic plan, our financial condition and results of operations will continue to be negatively affected by these increased costs.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. While we believe we have the management resources in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. In addition, our new strategic plan, even if successfully implemented, may not ultimately produce positive results.

Our branch network expansion strategy may negatively affect our financial performance.

Depending on market conditions, we intend to expand our branch office network by at least two de novo or acquired branch offices over the next four years. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are considered fixed costs.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to-four family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2011, our indirect automobile loans totaled $66.4 million, or 13.0% of our total loan portfolio, an increase from $3.7 million, or 1.1% of our total loan portfolio, at December 31, 2010. Automobile loans generally have greater risk of loss or default than one- to-four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

Because of our extensive expertise and focus on prime borrowers, we intend to continue to increase the amount of indirect automobile loans we originate, while selling more of the originations. However, it is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. These loans may have delinquency or charge-off levels above our estimates, which would adversely affect our future performance. In addition, if our losses on these loans increase, it may become necessary to increase our provision for loan losses, which would also adversely impact our future earnings.

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2011, $166.3 million, or 32.5% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to-four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one- to-four family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2011, of the $192.3 million of one- to-four family residential mortgage loans in our portfolio, $3.2 million, or 1.7% of this amount, were comprised of non-owner occupied properties. There is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit initiative exposes us to a risk of loss due to a decline in property values.

At December 31, 2011, $50.1 million, or 9.8%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans made by financial institutions.

We originate construction loans for one- to-four family residential properties, multi-family properties and commercial properties, including commercial “mixed-use” buildings and homes built by developers on speculative, undeveloped property. At December 31, 2011, $15.2 million, or 3.0% of our total loan portfolio consisted of construction loans, none of which were secured by one- to-four family owner-occupied residential real estate, $3.9 million of which were secured by one- to-four family residential real estate projects on speculation, $8.1 million of which were secured by multi-family residential real estate projects, and $3.2 million of which were secured by commercial real estate. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for depository institutions and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board and the Federal Deposit Insurance Corporation. Federal regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a savings association, the classification of assets by a savings association, and the adequacy of a savings association’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Any legislative, regulatory or policy changes adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Further, we expect any such new laws, rules or regulations will add to our compliance costs and place additional demands on our management team.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest and dividend income, which could be negatively affected by changes in interest rates. Net interest and dividend income is the difference between:

•	the interest and dividend income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

A significant portion of our loans are fixed-rate one- to-four family residential mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2011, our interest rate risk analysis indicated that our net interest income would decrease by 1.1% if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2011, $119.3 million, or 62.0% of our $192.3 million total one- to-four family residential mortgage loans at such date had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the recent increases in our interest rate spread as interest rates decreased. However, our ability to continue to lower our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on general economic conditions in our market area in Eastern Massachusetts. Nearly all of our loans are to customers in this market. Accordingly, the local economic conditions in this market have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the weakness in real estate values in this market would also lower the value of the collateral securing loans on properties in our market. In addition, a continued weakening in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Loss of key personnel could adversely impact results.

Our success has been and will continue to be greatly influenced by our ability to retain the services of our existing senior management. The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on our business and financial results.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid were equal to annualized yield of basis points per share, respectively, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2011, the carrying value of our FHLB of Boston stock, was $8.0 million.

Strong competition for deposits and lending opportunities within our market areas, as well as competition from non-depository investment alternatives, may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and to be profitable on a long-term basis. Our profitability depends upon our ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

In addition, checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, or if our customers seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs and reducing our profitability.

Technological advances impact our business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from our four full-service banking offices, including our main office and three branch offices located in Belmont and Watertown, Massachusetts. In January of 2012, the Bank entered into a lease agreement with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open an in-store full service branch located in Waltham, Massachusetts. The net book value of our premises, land and equipment was $2.0 million at December 31, 2011. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Full Service Banking Offices:

Main Office	1969	Owned
2 Leonard Street
Belmont, Massachusetts 02478

Cushing Square	1994	Leased	(1)
78 Trapelo Road
Belmont, Massachusetts 02478

Trapelo Road	1992	Owned
277 Trapelo Road
Belmont, Massachusetts 02478

Watertown Square	2001	Leased	(2)
53 Mount Auburn Street
Watertown, Massachusetts 02472

Shaws Supermarket In-Store Branch	2012	Leased	(5)
1070 Lexington Street
Waltham, Massachusetts 02452

Administrative Offices:

Leonard Street	1969	Owned
2 Leonard Street
Belmont, Massachusetts 02478

Concord Avenue—Suite 3	2010	Leased	(3)
385 Concord Avenue
Belmont, Massachusetts 02478

Concord Avenue—Suite 205	2012	Leased	(3)
385 Concord Avenue
Belmont, Massachusetts 02478

Fall River	2010	Leased	(4)
10 N. Main Street
Fall River, Massachusetts 02722

(1)	Lease expires in March 2014.
(2)	Lease expires in March 2017.
(3)	Lease expires in September 2015.
(4)	Lease expires in October 2015.
(5)	The lease, which was executed on January 27, 2012, represents a new full service banking office location which is expected to open in May 2012. The lease will expire in April 2022.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “BLMT.” The Company completed its initial public offering on October 4, 2011 and commenced trading on October 5, 2011.

Stock Performance Graph.

The following graph compares the cumulative total shareholder return on BSB Bancorp common stock with the cumulative total return on the Russell 2000 Index and with the SNL Thrift Industry Index. The graph assumes $100 was invested at the close of business on October 5, 2011 and utilizes closing market price.

Holders.

As of March 15, 2012, there were 419 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Belmont Savings. For more information regarding restrictions on the payment of cash dividends by the Company and by Belmont Savings, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Massachusetts Banking Laws and Supervision—Dividends.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On October 4, 2011, BSB Bancorp, Inc. completed the sale of 8,993,000 shares of its common stock, including 458,643 shares purchased by Belmont Savings Bank’s employee stock ownership plan. On the same date, the Company issued 179,860 shares of its common stock to Belmont Savings Bank Foundation, a not-for-profit charitable foundation. The following information is provided with respect to the Company’s sale of its common stock.

a. The effective date of the Registration Statement on Form S-1 (File No. 333-174808) was August 12, 2011.

b. The offering was consummated on October 4, 2011, with the issuance of all securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c. The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 9,172,860 shares which represented an aggregate amount of approximately $91.7 million. The amount included 8,993,000 shares (or approximately $89.9 million) sold in the offering and 179,860 shares (or approximately $1.8 million) issued to Belmont Savings Bank Foundation.

d. The expenses incurred in connection with the stock offering equaled approximately $1.6 million, including expenses paid to and for underwriters of $523,000, attorney and accounting fees of $747,000 and other expenses of $356,000. The net proceeds resulting from the offering after deducting expenses equaled approximately $88.3 million.

e. The net proceeds were invested in long term fixed-rate one-to-four family mortgages, commercial real estate loans, and the pay down of short term borrowings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any of its outstanding shares of common stock during the three-month period ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,			At September 30,
	2011	2010	2009	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$669,005	$500,246	$504,941	$500,389	$482,848	$449,764
Cash and cash equivalents	22,795	20,967	16,395	16,390	8,600	14,101
Investment securities—trading	—		11,455	10,576	12,010	—
Investment securities— available-for-sale	—	14,274	—	—	—	14,675
Investment securities— held-to-maturity	89,391	93,899	91,704	82,470	72,906	74,308
Loans receivable, net	509,964	336,916	351,753	359,177	358,415	321,039
Federal Home Loan Bank stock	8,038	8,038	8,038	8,038	7,838	5,333
Bank-owned life insurance	12,420	11,954	13,621	14,133	13,583	12,901
Deposits	430,654	346,841	312,690	299,927	270,187	300,934
Federal Home Loan Bank advances	95,600	92,800	129,700	137,450	151,750	86,750
Securities sold under agreements to repurchase	2,985	2,654	3,673	4,533	3,481	3,696
Other borrowed funds	1,502	5,199	5,750	6,025	7,520	8,701
Total stockholders’ equity	131,506	46,927	43,825	42,909	41,492	42,508

	For the Fiscal Year Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2011	2010	2009	2009	2008	2007
	(In thousands)
Selected Operating Data:
Interest and dividend income	$22,234	$21,188	$5,637	$23,525	$23,025	$23,153
Interest expense	5,645	7,543	2,312	11,121	13,283	14,008

Net interest and dividend income	16,589	13,645	3,325	12,404	9,742	9,145
Provision for loan losses	2,285	438	152	597	375	100

Net interest and dividend income after provision for loan losses	14,304	13,207	3,173	11,807	9,367	9,045
Noninterest income (charge)	4,484	1,694	1,070	1,187	(1,224)	1,135
Noninterest expense	18,194	12,854	2,738	10,153	9,284	9,293

Income (loss) before income tax expense (benefit)	594	2,047	1,505	2,841	(1,141)	887
Income tax expense (benefit)	295	220	589	1,424	(705)	102

Net income (loss)	$299	$1,827	$916	$1,417	$(436)	$785

	At or For the Fiscal Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Fiscal Years Ended September 30,
	2011	2010	2009	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.05%	0.36%	0.72%	0.29%	-0.10%	0.18%
Return on average equity	0.44%	4.06%	8.28%	3.39%	-1.02%	1.87%
Interest rate spread (1)	2.86%	2.65%	2.53%	2.38%	1.94%	1.80%
Net interest margin (2)	3.08%	2.86%	2.76%	2.62%	2.25%	2.15%
Efficiency ratio (3)	86.34%	83.80%	62.34%	74.70%	108.99%	90.39%
Noninterest expense to average total assets	3.24%	2.56%	2.17%	2.06%	2.03%	2.09%
Average interest-earning assets to average interest-bearing liabilities	120.65%	112.83%	111.78%	110.28%	109.86%	110.18%
Average equity to average total assets	12.04%	8.96%	8.75%	8.47%	9.37%	9.43%
Asset Quality Ratios:
Non-performing assets to total assets	0.61%	0.34%	0.38%	0.50%	0.31%	0.16%
Non-performing loans to total loans	0.80%	0.50%	0.54%	0.69%	0.42%	0.22%
Allowance for loan losses to non-performing loans	117.26%	169.24%	129.21%	93.03%	116.86%	200.71%
Allowance for loan losses to total loans	0.93%	0.85%	0.70%	0.64%	0.49%	0.44%
Capital Ratios:
Total capital to risk-weighted assets	29.37%	14.76%	13.76%	13.79%	14.00%	15.39%
Tier 1 capital to risk-weighted assets	28.31%	13.61%	13.02%	13.08%	13.43%	14.83%
Tier 1 capital to average assets	20.14%	9.25%	8.73%	8.58%	8.80%	9.59%
Other Data:
Number of full service offices	4	4	4	4	4	4
Full time equivalent employees	96	86	73	75	72	75

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the interest and dividend income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including corporate bonds, U.S. government and U.S. government agency debt securities, and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, savings accounts, checking accounts, certificates of deposit, and Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees and other income and gains or losses on the sale of loans and on the sale of available-for-sale securities. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees, FDIC insurance premiums, director fees and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

We historically operated as a traditional thrift institution. In the past, a significant majority of our assets have consisted of long-term, fixed-rate and adjustable-rate one- to-four family residential mortgage loans, which we have funded primarily with retail deposit accounts and Federal Home Loan Bank of Boston advances. In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold fixed-rate, conforming one- to-four family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. Such loans generally have shorter maturities than one- to-four family residential mortgage loans. See “Management of Market Risk” for a discussion of actions we take to manage interest rate risk.

In 2009, in order to provide the flexibility to make potential acquisitions, among other things, Belmont Savings Bank reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the bank’s management and operations, the Board of Directors of the bank approved a new strategic plan designed to increase the growth and profitability of the bank. The strategic plan contemplates significant growth in assets and liabilities over the next several years with the intent of making Belmont Savings Bank a leader in market share in Belmont and the surrounding communities, the “Bank of Choice” for small businesses in its market area, and the trusted lending partner for area commercial real estate investors, developers and managers. The strategic plan includes a small business lending and deposit initiative, a home equity lending initiative, an auto finance initiative, and a commercial real estate lending initiative. We have recently increased the amount of commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans in our loan portfolio, and we intend to continue to increase our origination of such loans, while selling more of the loans that we originate. In January of 2012, the Bank contracted with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open an in-store full service branch located in Waltham, Massachusetts, which is expected to open for business in May of 2012.

On October 4, 2011, we completed our initial public offering of common stock in connection with BSB Bancorp, MHC’s mutual-to-stock conversion, selling 8,993,000 shares of common stock at $10.00 per share, including 458,643 shares sold to Belmont Savings Bank’s employee stock ownership plan, and raising approximately $89.9 million of gross proceeds. In addition, we issued 179,860 shares of our common stock and $200,000 in cash to the Belmont Savings Bank Foundation.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $4.4 million, or 0.61% of total assets, at December 31, 2011, compared to $1.7 million, or 0.34% of total assets, at December 31, 2010, and $1.9 million, or 0.38% of total assets, at December 31, 2009. Total loan delinquencies of 60 days or more as of December 31, 2011 were $3.9 million. Our provision for loan losses was $2.3 million and $438,000 for the years ended December 31, 2011 and 2010, respectively, $152,000 for the three months ended December 31, 2009 and $597,000 for the year ended September 30, 2009.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are the following:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that allowance for loan losses is an appropriate estimate of the inherent probable losses within our loan portfolio.

The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Securities Valuation and Impairment. Our available-for-sale securities portfolio historically has consisted of corporate bonds, U.S. government and U.S. government agency debt securities, and mortgage-backed securities guaranteed or issued by the U.S. government or a U.S. government-sponsored enterprise. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in equity. Our trading securities portfolio is reported at fair value. Our held-to-maturity securities portfolio, consisting of U.S. government and U.S. government agency debt securities, mortgage-backed securities and debt securities for which we have the positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If the amortized cost basis of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the probability of a near-term recovery in value and our intent to sell the security and whether it is more likely than not that we will be required to sell the security before full recovery of our investment or maturity. If such a decline is deemed other-than-temporary for equity securities, an impairment charge is recorded through current earnings based upon the estimated fair value of the security at the time of impairment and a new cost basis in the investment is established. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, we will recognize the full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Determining if a security’s decline in estimated fair value is other-than-temporary is inherently subjective. In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity, and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer. This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict. Actual results could be significantly different than our estimates and could have a material effect on our financial results.

Categorization of Investment Securities. We periodically review the level of trading activity within our investment portfolio categorized as trading and categorized as available-for-sale to determine if the investment securities held within those categories are properly classified. We consider a security to meet the definition of a trading security if the intent is to sell the security within hours or days after being acquired. During the year ended December 31, 2010, we reviewed the level of trading activity within our trading portfolio. Our external money manager, with our approval, adopted a more long-term buy and hold strategy related to most of the securities within the trading portfolio during the year ended December 31, 2010. As a result of this change in strategy, the level of trading activity was greatly reduced. Based on the reduced level of trades within the trading portfolio, we determined that the securities within this category no longer met the definition of a trading security and, effective July 31, 2010, we transferred our trading portfolio to the available-for-sale category. The fair value of the securities on the transfer date was $12.4 million.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed quarterly as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carrybacks decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established and any subsequent changes to such allowance would require an adjustment to income tax expense that could adversely affect our operating results.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total Assets. Total assets increased $168.8 million to $669.0 million at December 31, 2011, from $500.2 million at December 31, 2010. The increase was primarily the result of a $173.0 million, or 51.4%, increase in net loans, a $12.0 million increase in loans held-for-sale, and a $1.8 million increase in cash and cash equivalents, partially offset by a $14.3 million decrease in securities available for sale, and a $4.5 million, or 4.8%, decrease in securities held to maturity.

Loans. Net loans increased by $173.0 million to $509.9 million at December 31, 2011 from $336.9 million at December 31, 2010. The increase in net loans was primarily due to increases of $62.7 million in indirect automobile loans, $75.0 million, or 82.3%, in commercial real estate loans, $19.1 million, or 61.8%, in home equity lines of credit, $8.2 million, or 4.5%, in one-to-four family residential loans, $6.6 million, or 47.2%, in commercial business loans, and $1.4 million, or 9.9%, in construction loans. We do not expect to continue the rapid pace of growth of the indirect auto portfolio that took place in the first nine months of 2011, as we expect to sell more of the originations going forward. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

Investment Securities. Total investment securities decreased $18.8 million to $89.4 million at December 31, 2011, from $108.2 million at December 31, 2010, reflecting our funding of higher-yielding loans during the year ended December 31, 2011. During the year ended December 31, 2011, we sold our entire $12.9 million portfolio of marketable equity securities for $15.7 million in proceeds and a net realized gain of $2.8 million. The remainder of the decrease in investment securities resulted from decreases of $17.8 million, or 76.1%, in U.S. government and federal agency obligations and $14.5 million, or 28.0%, decrease in corporate debt securities, partially offset by a $27.9 million, or 150.0%, increase in U.S. government and agency-sponsored mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.8 million to $22.8 million at December 31, 2011, from $21.0 million at December 31, 2010.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2011, our investment in bank-owned life insurance was $12.4 million, an increase of $466,000 from $12.0 million at December 31, 2010, reflecting an increase in cash value.

Deposits. Deposits increased $83.8 million, or 24.2%, to $430.6 million at December 31, 2011 from $346.8 million at December 31, 2011. The increase in deposits was primarily due to a $25.7 million, or 85.4% increase in non-interest bearing accounts. The strong deposit growth was a result of our new customer-centric, relationship-based, product line coupled with increased marketing and sales efforts. In December of 2010 we introduced and promoted our Platinum Blue retail and small business products that reward the customer with very competitive rates if they have a primary, active checking account. We have also built a small business sales force that calls on businesses under $10 million in sales. These initiatives have resulted in an increase in customer relationships throughout our franchise.

Borrowings. At December 31, 2011, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $566,000, or 0.6%, to $100.1 million at December 31, 2011, from $100.7 million at December 31, 2010. Advances from the Federal Home Loan Bank of Boston increased $2.8 million to $95.6 million at December 31, 2011, from $92.8 million at December 31, 2010, and repurchase agreements increased $331,000 to $3.0 million at December 31, 2011, from $2.7 million at December 31, 2010. Other borrowed funds decreased $3.7 million to $1.5 million at December 31, 2011, from $5.2 million at December 31, 2010.

Stockholders’ Equity. Total equity capital increased $84.6 million to $131.5 million at December 31, 2011, from $46.9 million at December 31, 2010. This increase in stockholders’ equity was primarily due to the inflow of proceeds from the stock conversion of $89.9 million and earnings for the year of $299,000. Stockholder’s equity was reduced by $4.5 million in unallocated common shares held by the Employee Stock Ownership Plan, and a decrease of $1.3 million in the net realized gain position on available-for-sale securities, net of tax.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net income decreased $1.5 million, or 83.6%, to $299,000 for the year ended December 31, 2011, from $1.8 million for the year ended December 31, 2010. The decrease was primarily due to a $5.3 million increase in noninterest expense and a $1.8 million increase in the provision for loan losses, partially offset by a $2.8 million increase in noninterest income and a $1.0 million increase in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.9 million to $16.6 million for the year ended December 31, 2011, from $13.6 million for the year ended December 31, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans, the ability to attract lower cost core deposits and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net average interest-earning assets increased $38.0 million, or 69.9%, to $92.3 million for the year ended December 31, 2011 from $54.3 million for the year ended December 31, 2010. Our net interest margin increased 22 basis points to 3.08% for the year ended December 31, 2011, compared to 2.86% for the year ended December 31, 2010, and our net interest rate spread increased 20 basis points to 2.86% for the year ended December 31, 2011, compared to 2.66% for the year ended December 31, 2010.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 4.9%, to $22.2 million for the year ended December 31, 2011, from $21.2 million for the year ended December 31, 2010. The increase in interest and dividend income was primarily due to a $1.6 million increase in interest income on loans partially offset by a $512,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a $72.7 million increase in the average balance of loans, partially offset by a 53 basis point decrease in the average yield on loans to 4.67% from 5.20%, primarily due to lower market interest rates during the period. The decrease in interest and dividend income on securities was primarily due to a $11.2 million decrease in the average balance of securities other than Federal Home Loan Bank Stock, to $113.0 million. Dividends on Federal Home Loan Bank Stock increased to $36,000 for the year ended December 31, 2011, from no dividend paid for the year ended December 31, 2010.

Interest Expense. Interest expense decreased $1.9 million, or 25.2%, to $5.6 million for the year ended December 31, 2011, from $7.5 million for the year ended December 31, 2010. The decrease resulted from a 52 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $23.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $161,000 to $3.7 million for the year ended December 31, 2011, from $3.8 million for the year ended December 31, 2010. This decrease was primarily due to a 23 basis point decrease in the average cost of interest-bearing deposits to 1.03% for the year ended December 31, 2011, from 1.26% for the year ended December 31, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2011, reflecting lower market interest rates compared to the prior period. The decrease in average cost was partially offset by a $51.1 million increase in the average balance of interest-bearing deposits to $353.9 million for the year ended December 31, 2011, from $302.8 million for the year ended December 31, 2010.

Interest expense on Federal Home Loan Bank borrowings decreased $1.6 million to $1.9 million for the year ended December 31, 2011, from $3.5 million for the year ended December 31, 2010. This decrease was primarily due to a $24.0 million decrease in the average balance of Federal Home Loan Bank advances to $87.5 million for the year ended December 31, 2011, from $111.4 million for the year ended December 31, 2010, and a 94 basis point decrease in the average cost of such advances to 2.16% for the year ended December 31, 2011, from 3.10% for the year ended December 31, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the year ended December 31, 2011, compared to a provision for loan losses of $438,000 for the year ended December 31, 2010. The allowance for loan losses was $4.8 million, or 0.93% of total loans, at December 31, 2011, compared to $2.9 million, or 0.85% of total loans, at December 31, 2010. This increase reflected changes in loan volume and composition in each period as well as higher specific allocations established against certain loans in 2011. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2011.

Noninterest Income. Noninterest income improved to $4.5 million for the year ended December 31, 2011, from $1.7 million for the year ended December 31, 2010. The improvement was primarily due to an increase of $2.6 million in net gain on sales and calls of securities and a $122,000 increase in net gain on sales of loans. The increase in net gain on sales and calls of securities resulted from the sale of our entire portfolio of marketable equity securities during the 2011 period. The net gain on sale of loans was primarily due to $257,000 from the sale of indirect automobile loans in the 2011 period, compared to $0 from the sale of such loans in 2010.

Noninterest Expense. Noninterest expense increased $5.3 million to $18.2 million for the year ended December 31, 2011, from $12.9 million for the year ended December 31, 2010. The largest components of this increase were salaries and employee benefits, which increased $2.2 million, or 27.4%, a $2.0 million charitable contribution made to the Belmont Savings Bank Foundation, marketing (in support of our new business initiatives), which increased $397,000, or 74.5%, and other noninterest expense, which increased $382,000, or 40.1%, primarily the result of other costs associated with transitioning into a public company. Overall, these increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies.

Income Tax Expense. We recorded a provision for income taxes of $295,000 for the year ended December 31, 2011, compared to a provision for income taxes of $220,000 for the year ended December 31, 2010, reflecting effective tax rates of 49.7% and 10.7%, respectively. The increase in the effective tax rate for 2011 was due to the valuation allowance added in 2011 for our charitable contribution and the elimination in 2010 of the deferred tax valuation allowance related to the capital loss carryforward pertaining to our investment in equity securities.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009 (unaudited)

General. Net income decreased $1.6 million to $1.8 million for the year ended December 31, 2010 from $3.4 million for the year ended December 31, 2009 (unaudited). The primary reasons for the decrease were a $2.4 million increase in noninterest expense and a $2.6 million decrease in noninterest income, partially offset by a $909,000 increase in net interest and dividend income and a $2.5 million decrease in tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $909,000 to $13.6 million for the year ended December 31, 2010 from $12.7 million for the year ended December 31, 2009 (unaudited). The increase primarily resulted from a decrease of $2.8 million in interest expense partially offset by a decrease of $1.9 million in interest and dividend income. These decreases were primarily driven by declining market interest rates during the year ended December 31, 2010. Our deposit and borrowing rates declined faster than the average yield on our interest-earning assets. In addition, our average balance of interest-bearing liabilities was $5.7 million lower for the 2010 period. As a result, our net interest margin increased 18 basis points to 2.86% for the year ended December 31, 2010 from 2.68% for the year ended December 31, 2009 (unaudited), and our net interest rate spread increased 22 basis points to 2.66% for the year ended December 31, 2010 from 2.44% for the year ended December 31, 2009 (unaudited). In addition, our net interest-earning assets increased to $54.3 million for the year ended December 31, 2010 from $47.0 million for the year ended December 31, 2009 (unaudited).

Interest and Dividend Income. Interest and dividend income decreased $1.9 million to $21.2 million for the year ended December 31, 2010 from $23.1 million for the year ended December 31, 2009 (unaudited). The decrease primarily resulted from a $1.7 million decrease in interest income on loans and a $145,000 decrease in interest and dividend income on securities.

Interest income on loans decreased $1.7 million to $18.0 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009 (unaudited). This decrease resulted from an 19 basis point decrease in the average yield to 5.20% for the year ended December 31, 2010 from 5.39% for the year ended December 31, 2009 (unaudited), and a $20.0 million decrease in the average balance of loans for the 2010 period. The decrease in the average balance of loans reflected refinancing of our adjustable-rate mortgages into fixed-rate mortgage loans, which were generally sold by us into the secondary mortgage market. The decreased yield reflected the impact of decreases in market interest rates during 2010 on our adjustable-rate loan products, as well as decreased rates on newly originated loans.

Interest and dividend income on securities decreased by $145,000 to $3.2 million for the year ended December 31, 2010 from $3.4 million for the year ended December 31, 2009 (unaudited). The decrease in interest and dividend income on securities was due to a 73 basis point decrease in the average yield to 2.92% for the year ended December 31, 2010 from 3.65% for the year ended December 31, 2009 (unaudited), partially offset by a $18.1 million increase in the average balance of securities to $109.2 million for the year ended December 31, 2010 from $91.1 million for the year ended December 31, 2009 (unaudited). The decrease in the average yield on securities was due to the declining interest rate environment.

Interest Expense. Interest expense decreased $2.8 million to $7.5 million for the year ended December 31, 2010 from $10.3 million for the year ended December 31, 2009 (unaudited).

Interest expense on interest-bearing deposits decreased by $765,000 to $3.8 million for the year ended December 31, 2010 from $4.6 million for the year ended December 31, 2009 (unaudited). The decrease in interest expense on interest-bearing deposits was due to a decrease of 41 basis points in the average rate paid on interest-bearing deposits to 1.26% for the year ended December 31, 2010 from 1.67% for the year ended December 31, 2009 (unaudited). The average rate decreased across all categories of interest-bearing deposits for the year ended December 31, 2010, reflecting lower market interest rates. This was partially offset by a $28.1 million, or 10.2%, increase in the average balance of interest-bearing deposits to $302.8 million for the year ended December 31, 2010 from $274.7 million for the year ended December 31, 2009 (unaudited).

Interest expense on borrowings, including Federal Home Loan Bank advances, securities sold under repurchase agreements and other borrowed funds, decreased $2.0 million to $3.7 million for the year ended December 31, 2010 from $5.8 million for the year ended December 31, 2009 (unaudited), primarily due to a $1.9 million decrease in expense for Federal Home Loan Bank advances. The decrease in expense for Federal Home Loan Bank advances was due to a 66 basis point decrease in the average cost of such advances to 3.10% for the year ended December 31, 2010 from 3.76% for the year ended December 31, 2009 (unaudited), and a $32.3 million decrease in the average balance of advances.

Provision for Loan Losses. We recorded a provision for loan losses of $438,000 for the year ended December 31, 2010 and a provision for loan losses of $366,000 for the year ended December 31, 2009 (unaudited). The allowance for loan losses was $2.9 million, or 0.9% of total loans, at December 31, 2010, compared to $2.5 million, or 0.7% of total loans, at December 31, 2009 (unaudited). The increased provision reflected management’s assessment of the risks inherent in our loan portfolio. During 2010, our commercial real estate loans, commercial business loans, home equity lines of credit and consumer loans, which bear higher risk than our one- to-four family mortgage loans, each increased as a percentage of total loans. Total nonperforming loans were $1.7 million at December 31, 2010 and $1.9 million at December 31, 2009 (unaudited). To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the year ended December 31, 2010 and 2009 (unaudited).

Noninterest Income. Noninterest income decreased $2.6 million to $1.7 million for the year ended December 31, 2010 compared to $4.3 million for the year ended December 31, 2009 (unaudited). The decrease was primarily due to a $2.3 million decrease in net gain on trading securities, a $204,000 increase in writedowns of impaired securities, and a $162,000 decrease in income from bank-owned life insurance, partially offset by an increase of $166,000 in net gain on sales and calls of securities. The decrease in net gain on trading securities was due to the transfer of the trading securities portfolio to available-for-sale in 2010. For additional discussion regarding the transfer of the trading securities portfolio to available-for-sale in 2010, see “—Critical Accounting Policies—Categorization of Investment Securities.”

Noninterest Expense. Noninterest expense increased $2.4 million to $12.9 million for the year ended December 31, 2010 from $10.5 million for the year ended December 31, 2009 (unaudited). The largest component of this increase was a $1.6 million, or 25.2%, increase in salaries and employee benefits due largely to expenses related to the retirement of our former chief executive officer during 2010. In 2010 we also recorded increases of $374,000, or 66.9%, in data processing fees, $336,000, or 108.7%, in professional fees, $245,000, or 85.1%, in marketing fees and $100,000, or 11.7%, in other expenses, partially offset by a decrease of $255,000, or 33.9%, in FDIC assessments.

Income Tax Expense. We recorded $220,000 and $2.7 million of income tax expense, respectively, for the years ended December 31, 2010 and 2009 (unaudited), reflecting effective tax rates of 10.7% and 44.4%, respectively. The decrease in the effective tax rate for 2010 was due to the elimination of the deferred tax valuation allowance related to the capital loss carry forward pertaining to our investment in equity securities.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008 (unaudited)

General. Net income increased $2.0 million to $916,000 for the three months ended December 31, 2009, from a loss of $1.1 million for the three months ended December 31, 2008 (unaudited). The increase was primarily due to an increase of $3.1 million in noninterest income resulting from a $580,000 gain on the sale of securities in 2009, compared to a $2.6 million loss on the sale of securities in 2008 (unaudited).

Net Interest and Dividend Income. Net interest and dividend income increased by $331,000 to $3.3 million for the three months ended December 31, 2009 from $3.0 million for the three months ended December 31, 2008 (unaudited). The increase was due to a $778,000 decrease in interest expense, partially offset by a decrease of $447,000 in interest and dividend income. The increase in net interest and dividend income was primarily the result of the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. As a result, our net interest margin increased 21 basis points to 2.76% for the three months ended December 31, 2009 compared to 2.55% for the three months ended December 31, 2008 (unaudited), and our net interest rate spread increased 25 basis points to 2.53% for the three months ended December 31, 2009 compared to 2.28% for the three months ended December 31, 2008 (unaudited). In addition, our net interest-earning assets increased to $50.4 million for the three months ended December 31, 2009 from $42.6 million for the three months ended December 31, 2008 (unaudited).

Interest and Dividend Income. Interest and dividend income decreased $447,000 to $5.6 million for the three months ended December 31, 2009 from $6.1 million for the three months ended December 31, 2008 (unaudited). The decrease in interest and dividend income was primarily due to a $358,000 decrease in interest income on loans and an $87,000 decrease in interest and dividend income on securities. The decrease in interest income on loans resulted from a 27 basis point decrease in the average yield on loans to 5.31% for the three months ended December 31, 2009 from 5.58% for the three months ended December 31, 2008 (unaudited), and an $8.6 million decrease in the average balance of loans to $358.4 million for the three months ended December 31, 2009 from $367.0 million for the three months ended December 31, 2008 (unaudited). The decrease in the average yield on loans was primarily due to lower market interest rates during the period.

The decrease in interest and dividend income on securities resulted from a 79 basis point decrease in the average yield on securities to 3.42% for the three months ended December 31, 2009 from 4.21% for the three months ended December 31, 2008 (unaudited), partially offset by a $14.4 million increase in the average balance of securities to $97.2 million for the three months ended December 31, 2009, from $82.8 million for the three months ended December 31, 2008 (unaudited). The decrease in the average yield on securities was primarily due to lower market interest rates during the period. The increase in the average balance of securities was due largely to the deployment of cash flows from increased deposits that exceeded loan demand for the period.

Interest Expense. Interest expense decreased $778,000 to $2.3 million for the three months ended December 31, 2009 from $3.1 million for the three months ended December 31, 2008 (unaudited). The decrease resulted from a 74 basis point decrease in the cost of interest-bearing liabilities to 2.15% for the three months ended December 31, 2009 from 2.89% for the three months ended December 31, 2008 (unaudited), partially offset by a $3.4 million increase in the average balance of interest-bearing liabilities for the 2009 period.

Interest expense on interest-bearing deposits decreased by $307,000 to $1.1 million for the three months ended December 31, 2009 from $1.4 million for the three months ended December 31, 2008 (unaudited). The decrease was primarily due to a 63 basis point decrease in the average cost of interest-bearing deposits to 1.48% for the three months ended December 31, 2009 from 2.11% for the three months ended December 31, 2008 (unaudited). The average cost decreased across all categories of interest-bearing deposits for the three months ended December 31, 2009, reflecting lower market interest rates as compared to the 2008 (unaudited) period. The decrease in average cost was partially offset by a $26.1 million increase in the average balance of interest-bearing deposits to $284.6 million for the three months ended December 31, 2009 from $258.5 million for the three months ended December 31, 2008 (unaudited).

Interest expense on total borrowings decreased $471,000 to $1.2 million for the three months ended December 31, 2009 from $1.7 million for the three months ended December 31, 2008 (unaudited). This decrease was primarily due to a $21.2 million decrease in the average balance of Federal Home Loan Bank advances to $132.9 million for the three months ended December 31, 2009 from $154.2 million for the three months ended December 31, 2008 (unaudited), and a 61 basis point decrease in the average cost of such advances to 3.51% for the three months ended December 31, 2009 from 4.12% for the three months ended December 31, 2008 (unaudited).

Provision for Loan Losses. We recorded a provision for loan losses of $152,000 for the three months ended December 31, 2009 and a provision for loan losses of $383,000 for the three months ended December 31, 2008 (unaudited). The allowance for loan losses was $2.5 million, or 0.7% of total loans, at December 31, 2009, compared to $2.1 million, or 0.6% of total loans, at December 31, 2008 (unaudited). The increase in the allowance was due to the increased balance of commercial real estate loans and increased specific provisions at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2009 and 2008 (unaudited).

Noninterest Income. Noninterest income increased $3.1 million to $1.1 million for the three months ended December 31, 2009, compared to a $2.0 million charge for the three months ended December 31, 2008 (unaudited). The increase in noninterest income resulted primarily from a realized gain of $580,000 on trading securities in the 2009 period, compared to a realized loss of $2.6 million on trading securities in the 2008 period. The realized loss on trading securities in the 2008 (unaudited) period resulted from adverse market conditions for equity securities.

Noninterest Expense. Noninterest expense increased $295,000 to $2.7 million for the three months ended December 31, 2009 from $2.4 million for the three months ended December 31, 2008 (unaudited). The largest components of this increase were other noninterest expense, which increased $141,000, or 79.0%, FDIC assessments, which increased $74,000, or 189.8%, and salaries and employee benefits, which increased $52,000, or 3.4%.

Income Tax Expense. We recorded a provision for income taxes of $589,000 for the three months ended December 31, 2009, compared to an income tax benefit of $730,000 for the three months ended December 31, 2008 (unaudited), reflecting effective tax rates of 39.1% and (39.9)%, respectively. The increased rate for 2009 was due to the increase in net income for the 2009 period.

Comparison of Operating Results for the Years Ended September 30, 2009 and 2008

General. Net income increased $1.9 million to $1.4 million for the year ended September 30, 2009 from a loss of $436,000 for the year ended September 30, 2008. The primary reasons for the increase were a $2.7 million increase in net interest and dividend income and a $2.4 million increase in noninterest income, partially offset by increases of $867,000 in noninterest expense and $2.1 million in the provision for income taxes.

Net Interest and Dividend Income. Net interest and dividend income increased by $2.7 million to $12.4 million for the year ended September 30, 2009 from $9.7 million for the year ended September 30, 2008. The increase primarily resulted from a decrease of $2.2 million in interest expense to $11.1 million for the year ended September 30, 2009 from $13.3 million for the year ended September 30, 2008, and an increase of $507,000 in interest and dividend income to $23.5 million for the year ended September 30, 2009 from $23.0 million for the year ended September 30, 2008. The increase in net interest and dividend income was primarily due to the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. As a result, our net interest margin increased 37 basis points to 2.62% for the year ended September 30, 2009 from 2.25% for the year ended September 30, 2008, and our net interest rate spread increased 44 basis points to 2.38% for the year ended September 30, 2009 from 1.94% for the year ended September 30, 2008. In addition, our net interest-earning assets increased to $44.1 million for the year ended September 30, 2009 from $38.9 million for the year ended September 30, 2008.

Interest and Dividend Income. Interest and dividend income increased $507,000 to $23.5 million for the year ended September 30, 2009 from $23.0 million for the year ended September 30, 2008. The increase primarily resulted from a $1.1 million increase in interest income on loans partially offset by a $495,000 decrease in interest and dividend income on securities.

Interest income on loans increased $1.1 million to $20.1 million for the year ended September 30, 2009 from $19.0 million for the year ended September 30, 2008. This increase resulted from a $30.1 million increase in the average balance of loans to $366.6 million for the year ended September 30, 2009 from $336.5 million for the year ended September 30, 2008, partially offset by a 17 basis point decrease in the average yield to 5.48% for the year ended September 30, 2009 from 5.65% for the year ended September 30, 2008, reflecting decreases in market interest rates.

Interest and dividend income on securities decreased by $307,000 to $3.4 million for the year ended September 30, 2009 from $3.9 million for the year ended September 30, 2008. The decrease in interest and dividend income on securities was due to a decrease in the average yield on securities of 44 basis points to 3.86% for the year ended September 30, 2009 from 4.30% for the year ended September 30, 2008, partially offset by a $1.7 million increase in the average balance of securities to $87.8 million for the year ended September 30, 2009 from $86.1 million for the year ended September 30, 2008. The decrease in the average yield on securities was due to the declining interest rate environment.

Interest Expense. Interest expense decreased $2.2 million to $11.1 million for the year ended September 30, 2009 from $13.3 million for the year ended September 30, 2008. Interest expense on interest-bearing deposits decreased by $2.6 million to $4.9 million for the year ended September 30, 2009 from $7.5 million for the year ended September 30, 2008. The decrease in interest expense on interest-bearing deposits was due to a decrease of 96 basis points in the average rate paid on interest-bearing deposits to 1.83% for the year ended September 30, 2009 from 2.79% for the year ended September 30, 2008. We experienced decreases in the average rate across all categories of interest-bearing deposits for the year ended September 30, 2009, reflecting lower market interest rates. The average balance of interest-bearing deposits increased $85,000, or 0.03%, to $268.8 million for the year ended September 30, 2009.

Interest expense on total borrowings increased $434,000 to $6.2 million for the year ended September 30, 2009 from $5.8 million for the year ended September 30, 2008. The increase was primarily due to a $34.5 million increase in the average balance of Federal Home Loan Bank advances to $148.9 million for the year ended September 30, 2009 from $114.4 million for the year ended September 30, 2008, partially offset by a 71 basis point decrease in the average cost of such borrowings to 3.91% for the year ended September 30, 2009 from 4.62% for the year ended September 30, 2008.

Provision for Loan Losses. We recorded a provision for loan losses of $597,000 for the year ended September 30, 2009 and a provision for loan losses of $375,000 for the year ended September 30, 2008. The allowance for loan losses was $2.3 million, or 0.6% of total loans, at September 30, 2009, compared to $1.7 million, or 0.5% of total loans, at September 30, 2008. The increased provision reflected management’s assessment of the risks inherent in the loan portfolio combined with a weakened economy. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended September 30, 2009 and 2008.

Noninterest Income. Noninterest income increased $2.4 million to $1.2 million for the year ended September 30, 2009, compared to a charge of $1.2 million for the year ended September 30, 2008. The increase in noninterest income resulted largely from a $1.8 million decrease in net loss on trading securities from a loss of $2.3 million for the year ended September 30, 2008 to a loss of $511,000 for the year ended September 30, 2009. Other items contributing to the increase in noninterest income were $727,000 of income from bank-owned life insurance in 2009 compared to $564,000 in 2008, $323,000 in losses on sales of securities in 2008 compared to no such losses in 2009, and $239,000 in writedowns of impaired securities in 2008 compared to no such writedowns in 2009, partially offset by a decrease of $343,000 in other income for 2009.

Noninterest Expense. Noninterest expense increased $867,000 to $10.2 million for the year ended September 30, 2009 from $9.3 million for the year ended September 30, 2008. The largest components of this increase were FDIC assessments, which increased $619,000, or 1,031.2%, and salaries and employee benefits, which increased $339,000, or 5.7%. Normal salary increases and increases in payroll taxes primarily accounted for the increase in expense for salaries and employee benefits.

Income Tax Expense. We recorded $1.4 million of income tax expense for the year ended September 30, 2009, compared to a $705,000 income tax benefit for the year ended September 2008, reflecting effective tax rates of 50.1% and (61.8)%, respectively.

Average Balances and Yields

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

	For the Year Ended December 31,
	2011			2010			2009 (unaudited)
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$418,178	$19,525	4.67%	$345,439	$17,967	5.20%	$365,455	$19,713	5.39%
Securities	89,452	2,618	2.93%	109,240	3,192	2.92%	91,147	3,325	3.65%
FHLB stock	8,038	24	0.30%	8,038	—	0.00%	8,038	—	0.00%
Other	23,550	67	0.28%	14,997	29	0.19%	11,423	41	0.36%

Total interest-earning assets	539,218	22,234	4.12%	477,714	21,188	4.44%	476,063	23,079	4.85%
Non-interest-earning assets	22,527			23,964			23,349

Total assets	$561,745			$501,678			$499,412

Interest-bearing liabilities:
Regular savings accounts	190,339	1,314	0.69%	133,351	1,095	0.82%	104,584	1,091	1.04%
Checking accounts	25,225	31	0.12%	28,826	41	0.14%	30,267	62	0.20%
Money market accounts	12,371	29	0.23%	14,123	82	0.58%	12,342	104	0.84%
Certificates of deposit	125,926	2,282	1.81%	126,497	2,599	2.05%	127,472	3,325	2.61%

Total interest-bearing deposits	353,861	3,656	1.03%	302,797	3,817	1.26%	274,665	4,582	1.67%
Federal Home Loan Bank advances	87,459	1,892	2.16%	111,416	3,457	3.10%	143,731	5,402	3.76%
Securities sold under agreements to repurchase	3,282	16	0.49%	3,775	33	0.87%	3,974	42	1.06%
Other borrowed funds	2,338	81	3.46%	5,411	236	4.36%	6,700	317	4.73%

Total interest-bearing liabilities	446,940	5,645	1.26%	423,399	7,543	1.78%	429,070	10,343	2.41%

Non-interest-bearing liabilities	47,159			33,331			28,080

Total liabilities	494,099			456,730			457,150
Equity	67,646			44,948			42,262

Total liabilities and equity	$561,745			$501,678			$499,412

Net interest income		$16,589			$13,645			$12,736

Net interest rate spread (1)			2.86%			2.66%			2.44%
Net interest-earning assets (2)	$92,278			$54,315			$46,993

Net interest margin (3)			3.08%			2.86%			2.68%
Average interest-earning assets to interest-bearing liabilities	120.65%			112.83%			110.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets

	For the Three Months Ended December 31,						For the Years Ended September 30,
	2009			2008 (unaudited)			2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$358,441	$4,796	5.31%	$367,035	$5,158	5.58%	$366,625	$20,071	5.48%	$336,518	$19,010	5.65%
Securities	97,235	837	3.42%	82,830	878	4.21%	87,813	3,390	3.86%	86,058	3,697	4.30%
FHLB stock	8,038	—	—	8,017	46	2.28%	8,033	46	0.57%	6,237	234	3.75%
Other	14,321	4	0.11%	8,987	6	0.26%	10,365	18	0.17%	4,854	91	1.87%

Total interest-earning assets	478,035	5,637	4.68%	466,869	6,088	5.17%	472,836	23,525	4.98%	433,667	23,032	5.31%
Non-interest-earning assets	23,732			19,353			20,241			23,285

Total assets	$501,767			$486,222			$493,077			$456,952

Interest-bearing liabilities:
Regular savings accounts	116,028	290	1.00%	96,016	320	1.32%	100,111	1,120	1.12%	98,603	1,795	1.82%
Checking accounts	30,320	12	0.16%	27,840	38	0.54%	29,779	88	0.30%	30,302	247	0.82%
Money market accounts	12,623	23	0.72%	11,767	39	1.31%	12,153	120	0.99%	12,344	191	1.55%
Certificates of deposit	125,614	738	2.33%	122,845	975	3.15%	126,741	3,561	2.83%	127,450	5,263	4.13%

Total interest-bearing deposits	284,585	1,063	1.48%	258,468	1,372	2.11%	268,784	4,889	1.83%	268,699	7,496	2.79%
Federal Home Loan Bank advances	132,915	1,175	3.51%	154,152	1,601	4.12%	148,949	5,829	3.91%	114,350	5,280	4.62%
Securities sold under agreements to repurchase	4,305	11	1.01%	4,263	19	1.77%	3,943	50	1.27%	3,513	73	2.08%
Other borrowed funds	5,866	63	4.26%	7,420	100	5.35%	7,089	353	4.98%	8,180	445	5.44%

Total interest-bearing liabilities	427,671	2,312	2.15%	424,303	3,092	2.89%	428,765	11,121	2.60%	394,742	13,294	3.37%

Non-interest-bearing liabilities	30,205			20,333			22,568			19,406

Total liabilities	457,876			444,636			451,333			414,148
Equity	43,891			41,586			41,744			42,804

Total liabilities and equity	$501,767			$486,222			$493,077			$456,952

Net interest income		$3,325			$2,996			$12,404			$9,738

Net interest rate spread (1)			2.53%			2.28%			2.38%			1.94%
Net interest-earning assets (2)	$50,364			$42,566			$44,071			$38,925

Net interest margin (3)			2.76%			2.55%			2.62%			2.25%
Average interest-earning assets to interest-bearing liabilities	111.78%			110.03%			110.28%			109.86%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	000000	000000	000000	000000	000000	000000
	Fiscal Years Ended December 31, 2011 vs. 2010			Fiscal Years Ended December 31, 2010 vs. 2009 (unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,020	$(1,462)	$1,558	$(1,062)	$(684)	$(1,746)
Securities	(538)	—	(538)	4,299	(4,432)	(133)
Other	19	7	26	24	(36)	(12)

Total interest-earning assets	$2,501	$(1,455)	$1,046	$3,261	$(5,152)	$(1,891)

Interest-bearing liabilities:
Regular savings accounts	$348	$(129)	$219	$17	$(13)	$4
Checking accounts	(5)	(5)	(10)	(3)	(18)	(21)
Money market accounts	(9)	(44)	(53)	19	(41)	(22)
Certificates of deposit	(12)	(305)	(317)	(25)	(701)	(726)

Total interest-bearing deposits	322	(483)	(161)	8	(773)	(765)
Federal Home Loan Bank advances	(649)	(916)	(1,565)	(1,092)	(853)	(1,945)
Securities sold under agreements to repurchase	(4)	(13)	(17)	(2)	(7)	(9)
Other borrowed funds	(114)	(41)	(155)	(58)	(23)	(81)

Total interest-bearing liabilities	(445)	(1,453)	(1,898)	(1,144)	(1,656)	(2,800)

Change in net interest and dividend income	$2,946	$(2)	$2,944	$4,405	$(3,496)	$909

	Fiscal Years Ended December 31, 2009 vs. 2008 (unaudited)			Fiscal Years Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(113)	$(249)	$(362)	$1,658	$(597)	$1,061
Securities	133	(220)	(87)	147	(642)	(495)
Other	(100)	98	(2)	(364)	291	(73)

Total interest-earning assets	$(80)	$(371)	$(451)	$1,441	$(948)	$493

Interest-bearing liabilities:
Regular savings accounts	$154	$(184)	$(30)	$28	$(703)	$(675)
Checking accounts	4	(30)	(26)	(4)	(155)	(159)
Money market accounts	3	(19)	(16)	(3)	(68)	(71)
Certificates of deposit	22	(259)	(237)	(56)	(1,646)	(1,702)

Total interest-bearing deposits	183	(492)	(309)	(35)	(2,572)	(2,607)
Federal Home Loan Bank advances	(630)	204	(426)	1,436	(887)	549
Securities sold under agreements to repurchase	—	(8)	(8)	8	(31)	(23)
Other borrowed funds	120	(157)	(37)	(46)	(46)	(92)

Total interest-bearing liabilities	(327)	(453)	(780)	1,363	(3,536)	(2,173)

Change in net interest and dividend income	$247	$82	$329	$78	$2,588	$2,666

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed- and adjustable-rate residential mortgage loans and securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold fixed-rate, conforming one- to-four family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. Such loans generally have shorter maturities than one- to-four family residential mortgage loans. To manage our interest rate risk, we also invest in shorter maturity investment securities and mortgage-related securities, and seek to obtain general financing through lower cost deposits, wholesale funding and repurchase agreements. We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Net Interest Income Analysis

We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning December 31, 2011 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in InterestRates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	–2.2%
+200	–1.1%
–100	–0.3%

(1)	The calculated change for–100 bp and +200 bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.1% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.3% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of December 31, 2011 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 6.4% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 6.1% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2011, to satisfy our short- and long-term liquidity needs as of that date.

We regularly monitor and adjust our investments in liquid assets based on our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and may also used to pay off short-term borrowings.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $22.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2011, we had $55.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $64.8 million in unused lines of credit to borrowers and $18.7 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2011 totaled $56.7 million, or 13.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2011.

Our primary investing activity is originating loans. During the years ended December 31, 2011 and 2010, we originated $337.4 million and $118.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $83.8 million and $34.2 million for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the level of brokered deposits were $13.3 million and $2.0 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2011, we had $95.6 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $49.5 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.

The net proceeds from the stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected until we can effectively employ the proceeds of the offering.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 10 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2011.

	December 31, 2011
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$42,500	$32,000	$21,100	$—	$95,600
Other borrowed funds	—	—	—	1,502	1,502
Securities sold under agreements to repurchase	2,985	—	—	—	2,985
Certificates of deposit	56,664	34,455	27,726	—	118,845
Operating leases	241	572	384	214	1,411

Total contractual obligations	$102,390	$67,027	$49,210	$1,716	$220,343

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of December 31, 2011 and 2010	67

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, the three months ended December 31, 2009 and the fiscal year ended September 30, 2009	68

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010, the three months ended December 31, 2009 and the fiscal year ended September 30, 2009	69

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, the three months ended December 31, 2009 and the fiscal year ended September 30, 2009	70

Notes to Consolidated Financial Statements	73

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended December 31, 2011 and 2010, September 30, 2009, and for the three months ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended December 31, 2011 and 2010, September 30, 2009, and for the three months ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
March 22, 2012

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$1,196	$3,108
Federal funds sold	—	2,525
Money market mutual funds	—	7,762
Interest-bearing deposits in other banks	21,599	7,572

Cash and cash equivalents	22,795	20,967
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	—	14,274
Investments in held-to-maturity securities (fair value of $91,096 as of December 31, 2011 and $95,761 as of December 31, 2010)	89,391	93,899
Federal Home Loan Bank stock, at cost	8,038	8,038
Loans held-for-sale	15,877	3,775
Loans, net of allowance for loan losses of $4,776 as of December 31, 2011 and $2,889 as of December 31, 2010	509,964	336,916
Premises and equipment, net	2,000	1,939
Accrued interest receivable	2,185	2,121
Deferred tax asset, net	4,315	2,913
Income taxes receivable	—	908
Bank-owned life insurance	12,420	11,954
Other assets	1,901	2,423

Total assets	$669,005	$500,246

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$55,900	$30,155
Interest-bearing	374,754	316,686

Total deposits	430,654	346,841
Federal Home Loan Bank advances	95,600	92,800
Securities sold under agreements to repurchase	2,985	2,654
Other borrowed funds	1,502	5,199
Accrued interest payable	177	223
Deferred compensation liability	4,173	3,929
Income taxes payable	121	—
Other liabilities	2,287	1,673

Total liabilities	537,499	453,319

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,172,860 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	92	—
Additional paid-in capital	90,016	—
Retained earnings	45,951	45,652
Accumulated other comprehensive (loss) income	(5)	1,275
Unearned compensation - ESOP	(4,548)	—

Total stockholders’ equity	131,506	46,927

Total liabilities and stockholders’ equity	$669,005	$500,246

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Interest and dividend income:
Interest and fees on loans	$19,525	$17,967	$4,796	$20,071
Interest on debt securities:
Taxable	2,536	2,914	756	3,085
Dividends	127	298	81	351
Other interest income	46	9	4	18

Total interest and dividend income	22,234	21,188	5,637	23,525

Interest expense:
Interest on deposits	3,656	3,817	1,063	4,889
Interest on Federal Home Loan Bank advances	1,892	3,457	1,175	5,829
Interest on securities sold under agreements to repurchase	16	33	11	50
Interest on other borrowed funds	81	236	63	353

Total interest expense	5,645	7,543	2,312	11,121

Net interest and dividend income	16,589	13,645	3,325	12,404
Provision for loan losses	2,285	438	152	597

Net interest and dividend income after provision for loan losses	14,304	13,207	3,173	11,807

Noninterest income:
Customer service fees	637	453	117	490
Income from bank-owned life insurance	435	474	136	534
Bank-owned life insurance death benefit	—	—	150	193
Net gain on sales of loans	462	340	50	333
Net gain on sales and calls of securities	2,790	166	—	—
Net gain on trading securities	—	322	580	(511)
Writedown of impaired securities	—	(204)	—	—
Other income	160	143	37	148

Total noninterest income	4,484	1,694	1,070	1,187

Noninterest expense:
Salaries and employee benefits	10,203	8,009	1,583	6,350
Director fees	295	311	94	329
Occupancy expense	749	727	182	670
Equipment expense	350	247	68	256
Deposit insurance	456	497	113	679
Data processing	1,059	933	150	563
Professional fees	818	645	151	313
Marketing	930	533	86	280
Contribution to Belmont Savings Bank Foundation	1,999	—	—	—
Other expense	1,335	952	311	713

Total noninterest expense	18,194	12,854	2,738	10,153

Income before income tax expense	594	2,047	1,505	2,841
Income tax expense	295	220	589	1,424

Net income	$299	$1,827	$916	$1,417

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010, THE THREE MONTHS ENDED DECEMBER 31, 2009

AND THE YEAR ENDED SEPTEMBER 30, 2009

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation— ESOP	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2008	—	—	—	41,492	—	—	41,492
Comprehensive income:
Net income	—	—	—	1,417	—	—	1,417

Total comprehensive income							1,417

Balance at September 30, 2009	—	—	—	42,909	—	—	42,909
Comprehensive income:
Net income	—	—	—	916	—	—	916

Total comprehensive income							916

Balance at December 31, 2009	—	—	—	43,825	—	—	43,825
Comprehensive income:
Net income	—	—	—	1,827	—	—	1,827
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,275	—	1,275

Total comprehensive income							3,102

Balance at December 31, 2010	—	—	—	45,652	1,275	—	46,927
Comprehensive income:
Net income	—	—	—	299	—	—	299
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,273)	—	(1,273)
Change in gains or losses, prior service costs or credits, and transition assets or obligations, net of tax effect	—	—	—	—	(7)	—	(7)

Total comprehensive income (loss)							(981)

Issuance of common stock for initial public offering, net of expenses of $1,622	8,993,000	90	88,218	—	—	—	88,308
Issuance of common stock to the Belmont Savings Bank Foundation	179,860	2	1,797	—	—	—	1,799
Stock purchased by the ESOP	—	—	—	—	—	(4,586)	(4,586)
Release of ESOP stock	—	—	1	—	—	38	39

Balance at December 31, 2011	9,172,860	92	90,016	45,951	(5)	(4,548)	131,506

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Cash flows from operating activities:
Net income	$299	$1,827	$916	$1,417
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	1,101	980	159	423
Net gain on sales and calls of securities	(2,790)	(166)	—	—
(Increase) decrease in trading securities	—	(907)	(879)	1,434
Writedown of available-for-sale securities	—	204	—	—
Gain on sales of loans, net	(462)	(340)	(50)	(333)
Loans originated for sale	(50,377)	(31,554)	(5,249)	(39,940)
Proceeds from sales of loans	38,737	28,369	5,049	40,273
Provision for loan losses	2,285	438	152	597
Change in unamortized mortgage premium	(420)	31	56	13
Change in net deferred loan costs	(1,961)	(101)	(3)	(78)
ESOP expense	39	—	—	—
Depreciation and amortization expense	447	358	96	363
Deferred income tax (benefit) expense	(551)	603	122	41
Increase in bank-owned life insurance	(435)	(474)	(136)	(534)
Bank-owned life insurance death benefit income	—	—	(150)	(193)
Issuance of common stock to Belmont Savings Bank Foundation	1,799	—	—	—
Net change in:
Accrued interest receivable	(64)	(94)	11	(55)
Other assets	523	889	(1,515)	(133)
Income taxes receivable	908	(908)	—	—
Income taxes payable	121	(345)	336	(250)
Accrued interest payable	(46)	(337)	(19)	(146)
Deferred compensation liability	233	(3,184)	100	616
Other liabilities	451	408	(683)	833

Net cash (used in) provided by operating activities	(10,163)	(4,303)	(1,687)	4,348

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	275	113	—
Purchases of interest-bearing time deposits with other banks	—	—	(119)	—
Purchases of available-for-sale securities	(709)	(1,422)	—	—
Proceeds from sales of available-for-sale securities	15,650	1,547	—	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	43,059	53,043	3,252	41,954
Purchases of held-to-maturity securities	(39,650)	(56,173)	(12,646)	(51,940)
Purchases of Federal Home Loan Bank stock	—	—	—	(200)
Recoveries of loans previously charged off	12	8	1	15
Loan originations and principal collections, net	(125,874)	18,825	7,386	17,087
Purchases of loans	(47,090)	(4,364)	(168)	(18,396)
Capital expenditures	(508)	(667)	(33)	(326)
Insurance proceeds received—equipment	—	—	4	—
Premiums paid on bank-owned life insurance	(31)	(55)	—	(123)
Redemption of life insurance policies	—	2,196	—	300

Net cash (used in) provided by investing activities	(155,141)	13,213	(2,210)	(11,629)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	88,482	36,825	12,457	17,946
Net (decrease) increase in time deposits	(4,669)	(2,674)	306	11,794
Proceeds from Federal Home Loan Bank advances	46,100	22,000	11,000	11,500
Principal payments on Federal Home Loan Bank advances	(53,300)	(54,900)	(12,750)	(38,800)
Net change in short-term advances	10,000	(4,000)	(6,000)	13,000
Net increase (decrease) in securities sold under agreement to repurchase	331	(1,018)	(860)	1,052
Repayment of principal on other borrowed funds	(3,697)	(551)	(275)	(1,495)
Net proceeds from issuance of common stock	88,308	—	—	—
Acquisition of common stock by ESOP	(4,586)	—	—	—
Net increase (decrease) in mortgagors’ escrow accounts	163	(20)	24	74

Net cash provided by (used in) financing activities	167,132	(4,338)	3,902	15,071

Net increase in cash and cash equivalents	1,828	4,572	5	7,790
Cash and cash equivalents at beginning of period	20,967	16,395	16,390	8,600

Cash and cash equivalents at end of period	$22,795	$20,967	$16,395	$16,390

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Supplemental disclosures:
Interest paid	$5,691	$7,880	$2,331	$11,267
Income taxes (received) paid	(183)	870	131	1,633
Transfer of trading securities to available-for-sale securities	—	12,362	—	—
Transfer of available-for-sale securities to other assets	1	—	—	—
Transfer from bank-owned life insurance to other assets (death benefit settlement)	—	—	799	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

BSB Bancorp, Inc. (the “Company”) is a Maryland corporation and the holding company of its wholly-owned subsidiary Belmont Savings Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Company is supervised by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks (the “Division”). The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $250,000 per account. For balances in excess of the FDIC deposit insurance limits, coverage is provided by the Massachusetts Depositors Insurance Fund, Inc. (“Mass DIF”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Belmont Savings Bank and BSB Funding Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of operations. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, income taxes and impairment of investment securities.

Nature of Operations

BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2011, we had consolidated assets of $669.0 million, consolidated deposits of $430.7 million and consolidated equity of $131.5 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings Bank is a state chartered savings bank which was incorporated in 1885 and is headquartered in Belmont, Massachusetts. The Company is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, consumer loans, including indirect auto loans, commercial loans and construction loans, as well as investment securities.

Change in Fiscal Year-End

On December 17, 2009, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from September 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2010. As a result of the change, the Company had a three-month transition period in December 2009.

Included in this report is the Company’s consolidated balance sheets as of December 31, 2011 and December 31, 2010; the consolidated statements of operations, changes in stockholders’ equity and cash flows for the 12 months ended December 31, 2011 (“2011”), December 31, 2010 (“2010”), September 30, 2009 (“fiscal 2009”) and the three months ended December 31, 2009.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, money market mutual funds and interest-bearing deposits in other banks.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) of Boston, the Company is required to invest in $100 par value stock of FHLB. The FHLB capital structure mandates that members must own stock as determined by their

Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2011, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity loans—The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate—Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans—Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans—Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

Indirect auto loans—Loans in this segment are secured installment loans that are originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Collections are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged in the event of repossession. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

Consumer loans—Loans in this segment include secured and unsecured consumer loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. All other impaired loans are collateral dependent and are measured through the collateral method. All TDR’s are considered to be impaired. Beginning in 2011, all loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. Prior to 2011, all loans on non-accrual status, with the exception of homogeneous residential loans, indirect auto and consumer loans, were considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of income and are generally not subject to income taxes.

Servicing

The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from foreclosed assets.

In accordance with ASC 310-10-35, “Receivables—Overall—Subsequent Measurements,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

Premises and Equipment

Land is carried at cost. Building and equipment are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated over their estimated useful lives.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Advertising Costs

Advertising costs are expensed as incurred.

Supplemental Executive Retirement Plan

The compensation cost of an employee’s retirement benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

The Company accounts for its supplemental executive retirement plan using an actuarial model that allocates benefit costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of the plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Transfers between levels are recognized at the end of a reporting period, if applicable.

Earnings per Share (EPS)

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the stock offering of the Company was completed on October 4, 2011, earnings per share data is not meaningful for current and prior comparative periods and is therefore not presented.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Net unrealized holding gains on available-for sale securities	$667	$2,037	$—	$—
Reclassification adjustment for realized (gains) losses in net income	(2,787)	83	—	—

Other comprehensive (loss) income before income tax effect	(2,120)	2,120	—	—
Income tax benefit (expense)	847	(847)	—	—

	(1,273)	1,273	—	—

Comprehensive (loss) income—pension	(11)	3	—	—
Income tax benefit (expense)	4	(1)	—	—

	(7)	2	—	—

Other comprehensive (loss) income, net of tax	$(1,280)	$1,275	$—	$—

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	December 31, 2011	December 31, 2010
Net unrealized holding gains on available-for-sale securities, net of taxes	$—	$1,273
Unrecognized net actuarial (loss) gain pertaining to defined benefit plan, net of tax	(5)	2

Accumulated other comprehensive (loss) income	$(5)	$1,275

There are no amounts included in accumulated other comprehensive income at December 31, 2011 that are expected to be recognized as components of net periodic pension cost for the year ending December 31, 2012.

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, are required beginning in the period of adoption of this Update. The Company adopted this Update on July 1, 2011 and it did not have a material impact on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required. Early application is permitted. There will be no impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2—RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2011 includes $3,985,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

NOTE 3—SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

Trading securities:

The gain (loss) on trading securities included in net income (loss) was $0 and $322 for the years ended December 31, 2011 and 2010, $580 for the three months ended December 31, 2009, and $(511) for the year ended September 30, 2009, respectively.

Available-for-sale securities:

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Marketable equity securities	$12,154	$2,120	$—	$14,274

	$12,154	$2,120	$—	$14,274

Held-to-maturity securities:

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. government and federal agency obligations	$5,600	$59	$—	$5,659
U.S. government sponsored mortgage-backed securities	46,432	1,168	97	47,503
Corporate debt securities	37,359	600	25	37,934

	$89,391	$1,827	$122	$91,096

December 31, 2010:
U.S. government and federal agency obligations	$23,419	$249	$—	$23,668
U.S. government sponsored mortgage-backed securities	18,574	634	38	19,170
Corporate debt securities	51,906	1,048	31	52,923

	$93,899	$1,931	$69	$95,761

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2011 and 2010 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Held-to-Maturity		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$25,741	$25,915	$32,778	$32,888
Due after one year through five years	17,218	17,678	42,547	43,703
Mortgage-backed securities	46,432	47,503	18,574	19,170

At December 31, 2011 and 2010, securities with a carrying value of $5,715,000 and $7,788,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $25,098,000 and $24,586,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2011 and 2010, respectively, and securities with a carrying value of $10,352,000 and $11,558,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, proceeds from sales of available-for-sale securities amounted to $15,650,000. Gross realized gains and gross realized losses on those sales amounted to $2,843,000 and $56,000, respectively. The income tax expense (benefit) related to the gross gains and losses were $1,145,000 and ($23,000), respectively.

During the year ended December 31, 2010, proceeds from sales of available-for-sale securities amounted to $1,547,000. Gross realized gains and gross realized losses on those sales amounted to $138,000 and $17,000, respectively. The income tax expense (benefit) related to the gross gains and losses were $56,000 and ($7,000), respectively. There were no sales of available-for-sale securities during the three months ended December 31, 2009 or during the year ended September 30, 2009.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
Mortgage-backed securities	$6,799	$48	$965	$49
Corporate debt securities	7,039	25	—	—

Total temporarily impaired securities	$13,838	$73	$965	$49

December 31, 2010:
Mortgage-backed securities	$—	$—	$1,367	$38
Corporate debt securities	1,037	1	1,968	30

Total temporarily impaired securities	$1,037	$1	$3,335	$68

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2011, nine debt securities have unrealized losses with aggregate depreciation of 0.8% from the Company’s amortized cost basis.

The unrealized losses on the Company’s investment in government-sponsored residential mortgage-backed securities were primarily caused by interest rate risk. Many of these investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The Company’s unrealized losses on investments in corporate bonds primarily relate to investments in companies within the financial services sector. The unrealized losses are primarily caused by (a) changes in market rates and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

NOTE 4—LOANS

A summary of the balances of loans follows:

	December 31,
	2011	2010
Mortgage loans on real estate:
Residential one-to-four family	$192,295	$184,087
Commercial real estate loans	166,261	91,221
Equity lines of credit	50,015	30,921
Construction loans	15,198	13,835

Total real estate loans	423,769	320,064

Other loans:
Commercial loans	20,626	14,012
Indirect auto loans	66,401	3,697
Consumer loans	998	1,467

	88,025	19,176

Total loans	511,794	339,240

Net deferred loan costs	2,523	562
Net unamortized mortgage premiums	423	3
Allowance for loan losses	(4,776)	(2,889)

Total loans, net	$509,964	$336,916

The following tables present the activity in the allowance for loan losses for the year ended December 31, 2011 and 2010 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2011 and 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2011
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,057	$139	$(210)	$—	$986
Commercial real estate	1,136	833	—	—	1,969
Construction	140	48	—	—	188
Commercial	261	121	(61)	—	321
Home equity	236	479	(83)	—	632
Indirect auto	38	645	(23)	4	664
Consumer	21	20	(33)	8	16
Unallocated	—	—	—	—	—

Total	$2,889	$2,285	$(410)	$12	$4,776

	Year Ended December 31, 2010
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,027	$30	$—	$—	$1,057
Commercial real estate	911	225	—	—	1,136
Construction	193	(53)	—	—	140
Commercial	142	125	(6)	—	261
Home equity	184	52	—	—	236
Indirect auto	—	38	—	—	38
Consumer	16	21	(24)	8	21
Unallocated	—	—	—	—	—

Total	$2,473	$438	$(30)	$8	$2,889

Changes in the allowance for loan losses were as follows:

	Three Months Ended December 31, 2009	Year Ended September 30, 2009
Balance at beginning of period	$2,321	$1,747
Provision for loan losses	152	597
Recoveries of loans previously charged off	1	15
Loans charged off	(1)	(38)

Balance at end of period	$2,473	$2,321

	000,000	000,000	000,000	000,000	000,000	000,000
	Year Ended December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,149	$97	$189,146	$889	$192,295	$986
Commercial real estate	—	—	166,261	1,969	166,261	1,969
Construction	—	—	15,198	188	15,198	188
Commercial	155	—	20,471	321	20,626	321
Home equity	1,123	314	48,892	318	50,015	632
Indirect auto	—	—	66,401	664	66,401	664
Consumer	—	—	998	16	998	16
Unallocated	—	—	—	—	—	—

Total	$4,427	$411	$507,367	$4,365	$511,794	$4,776

	000,000	000,000	000,000	000,000	000,000	000,000
	Year Ended December 31, 2010
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$669	$119	$183,418	$938	$184,087	$1,057
Commercial real estate	—	—	91,221	1,136	91,221	1,136
Construction	—	—	13,835	140	13,835	140
Commercial	37	37	13,975	224	14,012	261
Home equity	200	—	30,721	236	30,921	236
Indirect auto	—	—	3,697	38	3,697	38
Consumer	—	—	1,467	21	1,467	21
Unallocated	—	—	—	—	—	—

Total	$906	$156	$338,334	$2,733	$339,240	$2,889

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011 and 2010:

	Impaired loans with a related allowance for credit losses at December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Allowance For Credit Losses	Income Recognized
Residential one-to-four family	$705	$705	$403	$97	$21
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	3	—	—
Equity lines of credit	731	731	514	314	8
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,436	$1,436	$920	$411	$29

	Impaired loans with no related allowance for credit losses at December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,444	$2,653	$1,685	$53
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	155	155	56	7
Equity lines of credit	392	475	374	12
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,991	$3,283	$2,115	$72

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
December 31, 2010
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
Equity lines of credit	$200	$200	$—

Total impaired loans without a valuation allowance	200	200	—

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Residential one-to-four family	669	669	119
Other loans:
Commercial loans	37	37	37

Total impaired loans with a valuation allowance	706	706	156

Total impaired loans	$906	$906	$156

The average recorded investment and the related amount of interest income recognized during the time the loans were impaired, as defined in ASC 310-10-35, is as follows for the year ended December 31, 2010, for the three months ended December 31, 2009, and for the year ended September 30, 2009:

	Recorded Investment In Impaired Loans	Recorded Investment In Impaired Loans	Recorded Investment In Impaired Loans
Average recorded investment in impaired loans during the year ended December 31, 2010, the three months ended December 31, 2009 and the year ended September 30, 2009	$1,049	$1,401	$1,096

Related amount of interest income recognized during the time, in the year ended December 31, 2010, in the three months ended December 31, 2009, and the year ended September 30, 2009, that the loans were impaired

Total recognized	$121	$48	$12

Amount recognized using a cash-basis method of accounting	$121	$48	$12

No additional funds are committed to be advanced in connection with impaired loans.

The Company periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the year ended December 31, 2011, no loans were modified under a troubled debt restructuring. At December 31, 2011, the Company had $609,000 of troubled debt restructurings related to two loans which were both modified in 2010. One of these loans was a one-to-four family residential mortgage loan and the other was a home equity line of credit. Both of these loans are performing under their terms as modified.

The following is a summary of past due and non-accrual loans at December 31, 2011 and 2010:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31, 2011
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$51	$1,188	$1,880	$3,119	$—	$3,149
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	634	—	847	1,481	—	1,123
Construction	—	—	—	—	—	—
Other loans:
Commercial	10	—	7	17	—	155
Indirect auto	209	23	—	232	—	—
Consumer	—	1	—	1	—	—

	$904	$1,212	$2,734	$4,850	$—	$4,427

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31, 2010
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	90 Days or More and Accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$2,863	$507	$1,053	$4,423	$—	$1,053
Commercial real estate	495	497	—	992	—	—
Equity lines of credit	308	314	617	1,239	—	617
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	37	37	—	37
Indirect auto	—	—	—	—	—	—
Consumer	4	—	—	4	—	—

	$3,670	$1,318	$1,707	$6,695	$—	$1,707

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial, commercial real estate and construction loans, and a five grade internal loan rating system for certain residential real estate, home equity and consumer loans that are rated if the loans become delinquent.

Loans rated 1–3: Loans in these categories are considered “pass” rated loans with low to average risk.

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

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine rating consists of loan-to-value and days delinquent.

The following table presents the Company’s loans by risk rating at December 31, 2011 and 2010. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$1,940	$1,238	$3,573	$185,544	$192,295
Commercial real estate	165,134	1,127	—	—	166,261
Construction	13,642	—	1,556	—	15,198
Commercial	20,446	—	180	—	20,626
Home equity	—	359	1,123	48,533	50,015
Indirect auto	—	—	—	66,401	66,401
Consumer	—	—	—	998	998

Total	$201,162	$2,724	$6,432	$301,476	$511,794

	December 31, 2010
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$554	$1,190	$182,343	$184,087
Commercial real estate	90,077	1,144	—	—	91,221
Construction	12,188	1,647	—	—	13,835
Commercial	14,012	—	—	—	14,012
Home equity	—	1,417	—	29,504	30,921
Indirect auto	—	—	—	3,697	3,697
Consumer	—	—	—	1,467	1,467

Total	$116,277	$4,762	$1,190	$217,011	$339,240

(A)	Residential real estate, home equity and consumer loans are not formally risk rated by the Company.

NOTE 5—SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At December 31, 2011 and 2010, residential mortgage loans previously sold and serviced by the Company were $23,440,000 and $33,284,000, respectively. At December 31, 2011 and 2010, auto loans previously sold and serviced by the Company were $28,332,000 and $0, respectively.

As of December 31, 2011 and 2010, loans sold with recourse amounted to $1,502,000 and $5,199,000, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

There was no valuation allowance for mortgage servicing at December 31, 2010 and 2009 and September 30, 2009. There were no additions or writedowns in the valuation allowance during the years ended December 31, 2011 and 2010, the three months ended December 31, 2009 and the year ended September 30, 2009. Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Balance at beginning of period	$6	$18	$22	$8
Capitalization	—	—	—	32
Amortization	(6)	(12)	(4)	(18)

Balance at end of period	$—	$6	$18	$22

NOTE 6—PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2011	2010
Land	$161	$161
Buildings	3,209	3,072
Leasehold improvements	1,146	1,139
Furniture and equipment	4,493	4,129

	9,009	8,501
Accumulated depreciation	(7,009)	(6,562)

	$2,000	$1,939

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $447,000, $358,000, respectively. Depreciation and amortization expense for the three months ended December 31, 2009 and the year ended September 30, 2009 amounted to $96,000, $363,000, respectively.

NOTE 7—DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $64,968,000 and $61,904,000, respectively.

At December 31, 2011, the scheduled maturities of time deposits (in thousands) are as follows:

2012	$56,664
2013	24,007
2014	10,448
2015	8,526
2016	19,200

$118,845

NOTE 8—SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Federal Home Loan Bank advances with an original maturity of less than one year, amounted to $13,000,000 and $3,000,000 at December 31, 2011 and 2010, respectively, at a weighted average rate of 0.19% and 0.38%, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (“FHLB”) at an interest rate that adjusts daily. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $2,985,000 and $2,654,000 at December 31, 2011 and 2010, respectively, mature on a daily basis and are secured by U.S. Government securities. The weighted average interest rate on these agreements was 0.25% and 0.65% at December 31, 2011 and 2010, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9—LONG-TERM BORROWINGS

Long-term debt at December 31, 2011 and 2010 consists of the following FHLB advances:

	Amount		Weighted Average Rate
	2011	2010	2011	2010
Fixed rate advances maturing:
2011	$—	$53,300	—%	3.24%
2012	29,500	27,500	2.45	2.60
2013	23,000	8,000	1.02	1.63
2014	9,000	1,000	1.26	3.25
2015	14,100	—	1.17	—
2016	7,000	—	1.39	—

	82,600	89,800	1.61%	2.90%

Other borrowed funds consist of the balance of loans sold with recourse (see Note 4). On March 16, 2006, seventeen loans with an aggregate principal balance of $10,449 were sold to another financial institution (investor). As of December 31, 2011 and 2010, the principal balance of these loans totaled $1,502,000 and $5,199,000, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 10—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Current tax provision (benefit):
Federal	$545	$(398)	$367	$1,097
State	301	15	100	286

	846	(383)	467	1,383

Deferred tax provision (benefit):
Federal	(445)	1,014	33	(642)
State	(339)	297	28	143

	(784)	1,311	61	(499)

Change in valuation allowance	233	(708)	61	540
Total provision for income taxes	$295	$220	$589	$1,424

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Statutory federal tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(4.2)	10.1	5.6	10.0
Bank-owned life insurance	(20.5)	5.3	(6.5)	(8.7)
Dividends received deduction	(3.6)	(3.3)	(1.0)	(2.4)
Change in valuation allowance	39.3	(34.6)	4.1	19.0
Other, net	4.7	(0.8)	2.9	(1.8)

Effective tax rates	49.7%	10.7%	39.1%	50.1%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Employee benefit and share-based compensation plans	$2,030	$1,746
Allowance for loan losses	1,930	1,154
Depreciation	105	74
Accrued rent	5	3
Interest on non-performing loans	30	24
Capital loss carryforward	—	715
Charitable contribution carryover	798	—
Impairment loss on securities available for sale	—	82
Net unrealized loss on trading securities	—	81
Unrecognized retirement benefit	3	—
Other	—	109

Gross deferred tax assets	4,901	3,988

Valuation allowance	(233)	—

	4,668	3,988

Deferred tax liabilities:
Mortgage servicing rights	—	(3)
Deferred loan origination costs	(319)	(224)
Net unrealized gain on securities available for sale	—	(847)
Unrecognized retirement benefit	—	(1)
Other	(34)	—

	(353)	(1,075)

Net deferred tax asset	$4,315	$2,913

A valuation reserve has been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009
	2011	2010
Balance at beginning of year	$—	$(708)	$(647)	$(107)
Reserve for charitable contribution carryforward	(233)	—	—	—
Reserve for capital loss carryforward	—	708	(61)	(540)

	$(233)	$—	$(708)	$(647)

The Company does not have any uncertain tax positions at December 31, 2011 or 2010 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2011 and 2010, the three months ended December 31, 2009 and the fiscal year end September 30, 2009.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2008 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2011 and 2010 includes approximately $3,600,000 for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 11—OFF-BALANCE SHEET ACTIVITIES

Credit-Related Financial Instruments

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2011	2010
Commitments to grant loans	$55,904	$15,658
Unfunded commitments under lines of credit	64,791	38,886
Unadvanced portion of construction loans	18,711	724
Standby letters of credit	255	308

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2011, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2012	$241
2013	300
2014	272
2015	242
2016	142
Thereafter	214

$1,411

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2011 and 2010 amounted to $232,000 and $164,000, respectively. Total rent expense for the three months ended December 31, 2009 and the year ended September 30, 2009 amounted to $36,000 and $133,000, respectively.

The Company entered into an agreement with a third party in which the third party is to provide the Company with account and item processing and other miscellaneous services. The agreement ends in February of 2018. The Company may cancel the agreement with a termination fee based on the remaining unused terms of the services. Such fees shall be determined by multiplying the average of monthly invoices for each service actually received by the Company during the six month period preceding the effective date of termination (or if no monthly invoice has been received, the estimated monthly billing for each service to be received hereunder) by the percentage set forth, that is 80% (Year 1-3), 60% (Year 4-5) and 55% (Year 6-8).

NOTE 13—LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 14—MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$134,345	29.37%	$36,596	8.0%	N/A	N/A
Belmont Savings Bank	87,402	19.10	36,600	8.0	$45,751	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$129,512	28.31%	$18,298	4.0%	N/A	N/A
Belmont Savings Bank	82,569	18.05	18,300	4.0	$27,450	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$129,512	20.14%	$25,726	4.0%	N/A	N/A
Belmont Savings Bank	82,569	12.83	25,751	4.0	$32,189	5.0%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$49,529	14.76%	$26,841	8.0%	N/A	N/A
Belmont Savings Bank	49,513	14.76	26,841	8.0	$33,552	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$45,651	13.61%	$13,421	4.0%	N/A	N/A
Belmont Savings Bank	45,635	13.60	13,421	4.0	$20,131	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$45,651	9.25%	$19,742	4.0%	N/A	N/A
Belmont Savings Bank	45,635	9.25	19,742	4.0	$24,677	5.0%

NOTE 15—EMPLOYEE BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2011 and 2010 relating to these plans was $1,171,000 and $1,028,000 respectively. The discount rate used to determine the Company’s obligation was 4.75% in 2011 and 5.50% in 2010. The projected rate of salary increase was 3% in 2011 and 5% in 2010.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2011 and 2010 relating to this plan was $566,000 and $580,000, respectively. The discount rate used to determine the Company’s obligation was 5.50% in 2011 and 2010.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (Plan). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At December 31, 2011 and 2010, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$51	$—
Service cost	208	54
Interest cost	3	—
Actuarial loss (gain)	11	(3)
Benefits paid	—	—

Benefit obligation at end of year	273	51

Funded status at end of year	$273	$51

Prepaid (accrued) pension benefit	273	51

Accumulated benefit obligation	$237	$45

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2011	2010
Discount rate	4.75%	5.25%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2011	2010
Service cost	$208	$54
Interest cost	3	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	—	—

Net periodic cost	$211	$54

Other changes in benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2011	2010
Net actuarial loss (gain)	$11	$(3)

Total recognized in other comprehensive income	$11	$(3)

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2011	2010
Discount rate	5.25%	4.75%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive income, before tax effect, consist of an unrecognized net loss of $8,000 as of December 31, 2011 and an unrecognized net gain of $3,000 as of December 31, 2010

The Company does not expect to contribute to the Plan in 2012.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2015	$49
2016	98
Years 2017-2021	720

Total supplemental retirement plan expense amounted to $393,000 and $171,000 for the years ended December 31, 2011 and 2010, respectively. Total supplemental retirement plan expense for the three months ended December 31, 2009 and the year ended September 30, 2009 amounted to $62,000 and $503,000, respectively.

In 1997, the Company entered into an agreement with a former director which provides for annual payments of approximately $17,000 to be paid to the former director over the term of the agreement (10 years). The agreement also provides for certain death benefits. As of December 31, 2010, the Company has fulfilled its obligation to the former director.

Profit-Sharing Plan

The Company’s Board of Directors has authorized a profit-sharing plan whereby officers and employees with at least three months of service are eligible to participate. The profit-sharing plan provides for a cash payment to each eligible participant based upon a predetermined percentage of the Company’s net operating earnings each fiscal year. In 2005, a new Incentive Compensation Plan was created for the management team and they became ineligible to participate in the profit-sharing plan. The profit-sharing plan was terminated during 2010. Profit-sharing plan expense for the year ended December 31, 2010, the three months ended December 31, 2009 and the year ended September 30, 2009 amounted to $0, $46,000 and $59,000, respectively.

Incentive Compensation Plan

In 2005, the Board of Directors approved an incentive compensation plan whereby all members of the management team with at least one full year of service are eligible to participate. This Plan was amended in 2008 and 2011. The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $795,000, $577,000, $66,000 and $256,000 for the year ended December 31, 2011 and 2010, the three months ended December 31, 2009 and the year ended September 30, 2009, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2011 and 2010 totaled $574,000 and $352,000, respectively. The Company’s contributions for the three months ended December 31, 2009 and the year ended September 30, 2009 totaled $76,000 and $317,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at December 31, 2011 and 2010 relating to this plan was $2,099,000 and $2,010,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized no expense in relation to the plan during the years ended December 31, 2011 and 2010.

Severance Agreements

The Company entered into severance agreements with two executives effective May 12, 2010. Upon separation of service from the Company, each executive is entitled to a severance benefit as defined in the agreements. The benefit amount shall be distributed in installments in accordance with the Company’s payroll schedule for executive employees, provided that the undistributed balance, if any, as of the first anniversary of the first installment shall be distributed in a lump sum. In addition, for up to one year following separation from service, the executives may continue to participate in the Company’s group health plan. Both executives have terminated employment with the Company during 2010 and received all severance benefits in accordance with each individual’s agreement during 2010 and 2011. The recorded liability at December 31, 2011 and 2010 relating to these severance agreements was $0 and $200,000, respectively.

During 2011, the Company entered into severance agreements with five executive officers, which provide severance payments in the event of the executive’s involuntary or constructive termination of employment, including upon a termination following a change in control as defined in the agreements.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2011). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2011, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2012	$92
2013	96
2014	99
2015	102
2016	105
Thereafter	4,068

$4,562

Shares held by the ESOP include the following:

December 31, 2011
Allocated	3,822
Unallocated	454,821

458,643

The fair value of unallocated shares was approximately $4,794,000 at December 31, 2011. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2011 was $39,000.

NOTE 16—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2011 and 2010, related party loans were not significant.

NOTE 17—RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 18—FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value disclosures

Cash and cash equivalents—The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Interest-bearing time deposits with other banks—Fair values of interest-bearing time deposits with other banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Securities (including mortgage-backed securities)—Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale—Fair values of loans held-for-sale are estimated based on outstanding investor commitments or, in the absence of such commitments, are based on current investor yield requirements.

Loans receivable—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable—The carrying amounts of accrued interest receivable approximate their fair values.

Deposit liabilities—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

Short-term borrowings—For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements. For securities sold under agreements to repurchase, the carrying amounts reported on the consolidated balance sheet for securities sold under agreements to repurchase approximate their fair values.

Long-term borrowings—The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest payable—The carrying amounts of accrued interest payable approximate their fair value.

Off-balance sheet instruments—The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2011 and 2010.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. During the year ended December 31, 2011, there were no significant transfers between level 1 and 2 of the fair value hierarchy.

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

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of December 31, 2011 and 2010.

	0000000	0000000	0000000
	December 31, 2011
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,315

Totals	$—	$—	$1,315

	0000000	0000000	0000000
	December 31, 2010
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$550

Totals	$—	$—	$550

Certain impaired loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Charge offs and specific allocations on impaired loans as of December 31, 2011 and 2010 were $704,000 and $156,000, respectively.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	22,795	22,795	20,967	20,967
Interest-bearing time deposits with other banks	119	123	119	122
Investments in available-for-sale securities	—	—	14,274	14,274
Held-to-maturity securities	89,391	91,096	93,899	95,761
Federal Home Loan Bank stock	8,038	8,038	8,038	8,038
Loans held-for-sale	15,877	15,918	3,775	3,827
Loans, net	509,964	515,948	336,916	341,497
Accrued interest receivable	2,185	2,185	2,121	2,121

Financial liabilities:
Deposits	430,654	433,267	346,841	348,626
Federal Home Loan Bank advances	95,600	96,001	92,800	94,266
Securities sold under agreements to repurchase	2,985	2,985	2,654	2,654
Other borrowed funds	1,502	1,469	5,199	5,160
Accrued interest payable	177	177	223	223
Mortgagors’ escrow accounts	442	442	279	279

NOTE 19—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2011	2010
Assets

Cash and cash equivalents held at Belmont Savings Bank	$41,850	$15
Investment in Belmont Savings Bank	84,563	46,912
Loan to Belmont Savings Bank ESOP	4,562	—
Deferred tax asset	565	—

Total assets	$131,540	$46,927

Liabilities and Stockholders’ Equity

Accrued expenses	22	—
Other liabilities	12	—

Total liabilities	34	—
Stockholders’ equity	131,506	46,927

Total liabilities and stockholders’ equity	$131,540	$46,927

Condensed Statements of Operations

	Years Ended December 31,		Three Months Ended December 31, 2009	Year Ended September 30, 2009 (1)
	2011	2010

Interest and dividend income:
Interest on loan	$36	$—	$—	N/A
Interest on cash equivalents	21	—	—	N/A
Dividends from subsidiary	—	—	40	N/A

Total interest and dividend income	57	—	40	N/A
Interest expense:	7	—	—	N/A

Net interest income	50	—	40	N/A
Non-interest income	—	—	—	N/A
Non-interest expense	2,040	—	123	N/A

(Loss) income before income taxes and equity in undistributed net income of subsidiaries	(1,990)	—	(83)	N/A
Income tax (benefit) provision	(572)	—	—	N/A

Income (loss) before equity in income (loss) of subsidiaries	(1,418)	—	(83)	N/A
Equity in undistributed income of Belmont Savings Bank	1,717	1,827	999	N/A

Net income	$299	$1,827	$916	N/A

(1)	The parent company was formed on October 1, 2009 in a reorganization and did not exist as of September 30, 2009.

Condensed Statement of Cash Flows

	Years Ended December 31,		Three Months Ended December 31, 2009
	2011	2010
Cash flows from operating activities:
Net income	$299	$1,827	$916
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,717)	(1,827)	(999)
Issuance of common stock to Belmont Savings Bank Foundation	1,799	—	—
Deferred income tax expense	(565)	—	—
Other, net	34	—	—

Net cash used in operating activities	(150)	—	(83)

Cash flows from investing activities:
ESOP loan, net of principal payments	(4,562)	—	—

Net cash used in investing activities	(4,562)	—	—

Cash flows from financing activities:
Initial funding of BSB Bancorp, MHC	—	—	(42,811)
Capital contribution to Belmont Savings Bank	(41,761)	—	42,909
Issuance of common stock	88,308	—	—

Net cash provided by financing activities	46,547	—	98

Net increase in cash and cash equivalents	41,835	—	15
Cash and cash equivalents at beginning of period	15	15	—

Cash and cash equivalents at end of period	$41,850	$15	$15

NOTE 20—QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$6,179	$5,621	$5,361	$5,073	$5,003	$5,227	$5,411	$5,547
Interest expense	1,247	1,342	1,513	1,543	1,650	1,815	1,965	2,113

Net interest income	4,932	4,279	3,848	3,530	3,353	3,412	3,446	3,434
Provision (benefit) for loan losses	747	320	742	476	191	(33)	(4)	284

Net interest income, after provision (benefit) for loan losses	4,185	3,959	3,106	3,054	3,162	3,445	3,450	3,150
Non-interest income (charges)	536	440	407	3,101	293	1,387	(973)	987
Non-interest expense	6,574	3,991	3,911	3,718	3,857	3,453	2,868	2,676

(Loss) income before taxes	(1,853)	408	(398)	2,437	(402)	1,379	(391)	1,461
Income tax (benefit) expense	(516)	113	(210)	908	(580)	473	(233)	560

Net (loss) income	$(1,337)	$295	$(188)	$1,529	$178	$906	$(158)	$901

NOTE 21—SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 23, 2012, which is the date the financial statements were available to be issued.

On January 27, 2012, the Bank entered into a lease agreement with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open an in-store full service branch located in Waltham, Massachusetts. The lease commences upon licensed approval to occupy the space, which is expected to be in May of 2012. There is a ten year initial lease term, with the option to extend for two terms of five years each. Future minimum rent payments under this lease are included in Note 11, Commitments and Contingent Liabilities, beginning in May of 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2011. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of BSB Bancorp.” Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Corporate Governance and Board Matters” and “Proposal I—Election of Directors.”

We have adopted a Joint Code of Ethics and Conflicts of Interest Policy (the “Code”) that is designed to promote the highest standards of ethical conduct by our directors, officers (including our senior officers, which are our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions). The Code is available on our website, www.belmontsavings.com, under “Investor Relations—Governance Documents—Code of Ethics and Conflicts of Interest Policy.”

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (1)

3.2	Bylaws of BSB Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (1)

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano
10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr.

10.6	Belmont Savings Bank Incentive Compensation Plan (1)

10.7	Belmont Savings Bank Capital Appreciation Plan (1)

10.8	Belmont Savings Bank Supplemental Executive Retirement Plan (1)

10.9	Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano (1)

10.10	Deferred Compensation Agreement between Belmont Savings Bank and John A. Borelli (1)

10.11	Deferred Compensation Agreement between Belmont Savings Bank and S. Warren Farrell (1)

10.12	Deferred Compensation Agreement between Belmont Savings Bank and John W. Gahan III (1)

10.13	Deferred Compensation Agreement between Belmont Savings Bank and Patricia W. Hawkins (1)

10.14	Deferred Compensation Agreement between Belmont Savings Bank and Robert J. Morrissey (1)

10.15	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (1)

21.0	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (2)

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-174808), as amended, initially filed with the SEC on June 9, 2011.
(2)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 23, 2012	By:	/s/ ROBERT M. MAHONEY
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT M. MAHONEY Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2012

/s/ JOHN A. CITRANO John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012

/s/ HAL R. TOVIN Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 23, 2012

/s/ ROBERT J. MORRISSEY Robert J. Morrissey	Chairman of the Board	March 23, 2012

/s/ JOHN A. BORELLI John A. Borelli	Director	March 23, 2012

/s/ S. WARREN FARRELL S. Warren Farrell	Director	March 23, 2012

/s/ RICHARD J. FOUGERE Richard J. Fougere	Director	March 23, 2012

/s/ JOHN W. GAHAN, III John W. Gahan, III	Director	March 23, 2012

/s/ JOHN A. GREENE John A. Greene	Director	March 23, 2012

/s/ PATRICIA W. HAWKINS Patricia W. Hawkins	Director	March 23, 2012

/s/ ROBERT D. WARD Robert D. Ward	Director	March 23, 2012

/s/ JOHN A. WHITTEMORE John A. Whittemore	Director	March 23, 2012