Form 10-Q
period 2012-03-31
BSB Bancorp, Inc.
filed 2012-05-14
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,172,860 shares of common stock, par value $0.01 per share, outstanding as of May 9, 2012.

BSB BANCORP, INC

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$1,238	$1,196
Interest-bearing deposits in other banks	58,907	21,599

Cash and cash equivalents	60,145	22,795
Interest-bearing time deposits with other banks	119	119
Investments in held-to-maturity securities (fair value of $73,875 as of March 31, 2012 (unaudited) and $91,096 as of December 31, 2011)	72,181	89,391
Federal Home Loan Bank stock, at cost	7,627	8,038
Loans held-for-sale	30,860	15,877
Loans, net of allowance for loan losses of $5,176 as of March 31, 2012 (unaudited) and $4,776 as of December 31, 2011	524,487	509,964
Premises and equipment, net	2,061	2,000
Accrued interest receivable	2,061	2,185
Deferred tax asset, net	4,315	4,315
Income taxes receivable	66	—
Bank-owned life insurance	12,527	12,420
Other assets	2,233	1,901

Total assets	$718,682	$669,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$70,276	$55,900
Interest-bearing	423,272	374,754

Total deposits	493,548	430,654
Federal Home Loan Bank advances	81,600	95,600
Securities sold under agreements to repurchase	3,310	2,985
Other borrowed funds	1,489	1,502
Accrued interest payable	217	177
Deferred compensation liability	4,328	4,173
Income taxes payable	—	121
Other liabilities	2,195	2,287

Total liabilities	586,687	537,499

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,172,860 issued and outstanding at March 31, 2012 (unaudited) and December 31, 2011	92	92
Preferred stock; $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Additional paid-in capital	90,020	90,016
Retained earnings	46,398	45,951
Accumulated other comprehensive loss	(5)	(5)
Unearned compensation - ESOP	(4,510)	(4,548)

Total equity	131,995	131,506

Total liabilities and stockholders’ equity	$718,682	$669,005

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$5,877	$4,386
Interest on taxable debt securities	610	595
Dividends	10	90
Other interest income	13	2

Total interest and dividend income	6,510	5,073

Interest expense:
Interest on deposits	938	888
Interest on Federal Home Loan Bank advances	298	605
Interest on securities sold under agreements to repurchase	3	5
Interest on other borrowed funds	11	45

Total interest expense	1,250	1,543

Net interest and dividend income	5,260	3,530
Provision for loan losses	481	476

Net interest and dividend income after provision for loan losses	4,779	3,054

Noninterest income:
Customer service fees	198	109
Income from bank-owned life insurance	102	108
Net gain on sales of loans	578	70
Net gain on sales and calls of securities	—	2,788
Other income	86	29

Total noninterest income	964	3,104

Noninterest expense:
Salaries and employee benefits	3,155	2,397
Trustee fees	107	68
Occupancy expense	183	209
Equipment expense	104	78
Deposit insurance	125	139
Data processing	390	195
Professional fees	318	127
Marketing	239	222
Other expense	463	286

Total noninterest expense	5,084	3,721

Income before income tax expense	659	2,437
Income tax expense	212	908

Net income	$447	$1,529

Earnings per share:
Basic	$0.05	N/A
Diluted	$0.05	N/A

Weighted-average shares outstanding
Basic	8,719,950	N/A
Diluted	8,719,950	N/A

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
	(unaudited)

Net income	$447	$1,529
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities	—	668
Less: reclassification adjustment for realized gains in net income	—	(2,788)

Other comprehensive loss before income tax effect	—	(2,120)
Income tax benefit	—	847

Other comprehensive loss, net of tax	—	(1,273)

Comprehensive income	$447	$256

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2010	—	$—	$—	$45,652	$1,275	$—	$46,927
Net income	—	—	—	1,529	—	—	1,529
Other comprehensive loss	—	—	—	—	(1,273)	—	(1,273)

Balance at March 31, 2011	—	$—	$—	$47,181	$2	$—	$47,183

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	447	—	—	447
Other comprehensive income	—	—	—	—	—	—	—
Release of ESOP stock	—	—	4	—	—	38	42

Balance at March 31, 2012	9,172,860	$92	$90,020	$46,398	$(5)	$(4,510)	$131,995

Accumulated other comprehensive (loss) income consists of the following:

	March 31, 2012	December 31, 2011
	(unaudited)

Unrecognized net actuarial (loss) gain pertaining to defined benefit plan, net of tax	$(5)	$(5)

Accumulated other comprehensive (loss) income	$(5)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$447	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	170	291
Net gain on sales and calls of securities	—	(2,788)
Gain on sales of loans, net	(578)	(70)
Loans originated for sale	(51,570)	(8,278)
Proceeds from sales of loans	65,520	11,057
Provision for loan losses	481	476
Change in unamortized mortgage premium	2	(3)
Change in net deferred loan costs	(30)	(886)
ESOP expense	42	—
Depreciation and amortization expense	116	107
Deferred income tax expense	—	600
Increase in bank-owned life insurance	(102)	(108)
Net change in:
Accrued interest receivable	124	159
Other assets	(332)	33
Income taxes receivable	(66)	308
Income taxes payable	(121)	—
Accrued interest payable	40	(25)
Deferred compensation liability	155	7
Other liabilities	(162)	502

Net cash provided by operating activities	14,136	2,911

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(709)
Proceeds from sales of available-for-sale securities	—	15,650
Proceeds from maturities, payments, and calls of held-to-maturity securities	17,040	15,612
Purchases of held-to-maturity securities	—	(1,000)
Redemption of Federal Home Loan Bank stock	411	—
Recoveries of loans previously charged off	6	4
Loan originations and principal collections, net	(19,795)	(45,012)
Purchases of loans	(23,542)	(1,345)
Capital expenditures	(177)	(106)
Premiums paid on bank-owned life insurance	(5)	(13)

Net cash used in investing activities	(26,062)	(16,919)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	57,698	20,042
Net increase in time deposits	5,196	10,393
Proceeds from Federal Home Loan Bank advances	—	4,500
Principal payments on Federal Home Loan Bank advances	(10,000)	(12,000)
Net change in short-term advances	(4,000)	8,500
Net increase in securities sold under agreement to repurchase	325	432
Repayment of principal on other borrowed funds	(13)	(3,610)
Net increase (decrease) in mortgagors’ escrow accounts	70	(10)

Net cash provided by financing activities	49,276	28,247

Net increase in cash and cash equivalents	37,350	14,239
Cash and cash equivalents at beginning of period	22,795	20,967

Cash and cash equivalents at end of period	$60,145	$35,206

Supplemental disclosures:
Interest paid	$1,210	$1,568
Income taxes paid	399	—
Transfer of loans receivable to loans held for sale	28,355	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiary Belmont Savings Bank (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – RECENT PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted. The Company adopted this pronouncement on January 1, 2012 and this adoption did not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company adopted this pronouncement on January 1, 2012 and this adoption did not have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required. Early application is permitted. We adopted this standard during the first quarter of 2012 and present net income and other comprehensive income in two separate but contiguous statements. The adoption of this standard did not have a material effect on our financial statement disclosures.

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

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock not meeting the definition of a participating security) were issued during the period.

For the quarter ended March 31, 2012, there were no potentially dilutive common stock equivalents. Earnings per share are not applicable for periods prior to March 31, 2012 as the Company did not issue stock until October 4, 2011. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

NOTE 4 – INVESTMENTS IN SECURITIES

The amortized cost of held-to-maturity securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
March 31, 2012 (unaudited):
U.S. government and federal agency obligations	$3,799	$12	$—	$3,811
U.S. government sponsored mortgage-backed securities	44,148	1,201	96	45,253
Corporate debt securities	24,234	577	—	24,811

	$72,181	$1,790	$96	$73,875

December 31, 2011:
U.S. government and federal agency obligations	$5,600	$59	$—	$5,659
U.S. government sponsored mortgage-backed securities	46,432	1,168	97	47,503
Corporate debt securities	37,359	600	25	37,934

	$89,391	$1,827	$122	$91,096

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2012 and December 31, 2011 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Held-to-Maturity		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)

Due within one year	$12,994	$13,124	$25,741	$25,915
Due after one year through five years	15,039	15,498	17,218	17,678
U.S. government sponsored mortgage-backed securities	44,148	45,253	46,432	47,503

	$72,181	$73,875	$89,391	$91,096

During the three months ended March 31, 2011 (unaudited), proceeds from sales of available-for-sale securities amounted to $15.7 million. For the three months ended March 31, 2011 (unaudited) gross realized gains and gross realized losses on those sales amounted to $2.8 million and $56,000, respectively. For the three months ended March 31, 2011 (unaudited) the income tax expense (benefit) related to the gross gains and losses were $1.1 million and ($23,000), respectively. During the three months ended March 31, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2012 (unaudited):
U.S. government sponsored mortgage-backed securities	$6,469	$45	$889	$51

Total temporarily impaired securities	$6,469	$45	$889	$51

December 31, 2011:
U.S. government sponsored mortgage-backed securities	$6,799	$48	$965	$49
Corporate debt securities	7,039	25	—	—

Total temporarily impaired securities	$13,838	$73	$965	$49

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2012 (unaudited), unrealized losses related to four government- sponsored mortgage-backed securities with a 1.3% unrealized loss were caused primarily by changes in market interest rates. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2012 (unaudited) quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of March 31, 2012 (unaudited) to be temporarily impaired. At December 31, 2011, unrealized losses related to nine debt securities with aggregate depreciation of 0.8% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Based on the Company’s December 31, 2011 review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2011 to be temporarily impaired.

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities, are evaluated using ASC 325-40, “Investments – Other – Beneficial Interests in Securitized Financial Assets.”

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2012 or during 2011.

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

Commercial real estate – Loans in this segment are primarily secured by income-producing properties throughout New England. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Indirect auto loans – Loans in this segment are secured installment loans that are originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Repayments are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged at the time of repossession. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2012 (unaudited) and December 31, 2011, the Company did not have an unallocated component.

Loans consisted of the following:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$174,415	33.12%	$192,295	37.57%
Commercial real estate loans (1)	194,225	36.87	166,261	32.49
Equity lines of credit	54,210	10.29	50,015	9.77
Construction loans	13,216	2.51	15,198	2.97

Total mortgage loans	436,066	82.79	423,769	82.80

Commercial loans	22,920	4.35	20,626	4.03
Consumer loans:
Indirect auto loans	66,918	12.71	66,401	12.97
Other consumer loans (2)	785	0.15	998	0.20

	90,623	17.21	88,025	17.20

Total loans	526,689	100.00%	511,794	100.00%

Net deferred loan costs	2,553		2,523
Net unamortized mortgage premiums	421		423
Allowance for loan losses	(5,176)		(4,776)

Total loans, net	$524,487		$509,964

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2012 (unaudited) and December 31, 2011. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$27	$—	$—	$1,013
Commercial real estate	1,969	333	—	—	2,302
Construction	188	(25)	—	—	163
Commercial	321	35	—	—	356
Equity lines of credit	632	19	—	—	651
Indirect auto	664	78	(77)	4	669
Consumer	16	14	(10)	2	22

Total	$4,776	$481	$(87)	$6	$5,176

	Three Months Ended March 31, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,057	$(71)	$—	$—	$986
Commercial real estate	1,136	278	—	—	1,414
Construction	140	7	—	—	147
Commercial	261	28	(37)	—	252
Equity lines of credit	236	(36)	—	—	200
Indirect auto	38	272	—	—	310
Consumer	21	(2)	(4)	4	19

Total	$2,889	$476	$(41)	$4	$3,328

	March 31, 2012 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,348	$158	$171,067	$855	$174,415	$1,013
Commercial real estate	—	—	194,225	2,302	194,225	2,302
Construction	—	—	13,216	163	13,216	163
Commercial	5	—	22,915	356	22,920	356
Equity lines of credit	1,123	311	53,087	340	54,210	651
Indirect auto	—	—	66,918	669	66,918	669
Consumer	—	—	785	22	785	22

Total	$4,476	$469	$522,213	$4,707	$526,689	$5,176

	December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,149	$97	$189,146	$889	$192,295	$986
Commercial real estate	—	—	166,261	1,969	166,261	1,969
Construction	—	—	15,198	188	15,198	188
Commercial	155	—	20,471	321	20,626	321
Equity lines of credit	1,123	314	48,892	318	50,015	632
Indirect auto	—	—	66,401	664	66,401	664
Consumer	—	—	998	16	998	16

Total	$4,427	$411	$507,367	$4,365	$511,794	$4,776

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2012 (unaudited):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$1,080	$1,289	$1,031	$158	$5
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Equity lines of credit	731	731	731	311	—
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,811	$2,020	$1,762	$469	$5

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,269	$2,269	$2,269	$1
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	5	5	80	2
Equity lines of credit	392	475	392	5
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,666	$2,749	$2,741	$8

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011:

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$705	$705	$403	$97	$21
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	3	—	—
Equity lines of credit	731	731	514	314	8
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,436	$1,436	$920	$411	$29

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,444	$2,653	$1,685	$53
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	155	155	56	7
Equity lines of credit	392	475	374	12
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,991	$3,283	$2,115	$72

The following is a summary of past due and non-accrual loans:

	March 31, 2012 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$2,043	$1,036	$2,084	$5,163	$—	$3,349
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	500	24	923	1,447	—	1,123
Construction	1,210	—	—	1,210	—	—
Other loans:
Commercial	—	—	133	133	—	133
Indirect auto	198	41	—	239	—	—
Consumer	5	—	1	6	—	1

	$3,956	$1,101	$3,141	$8,198	$—	$4,606

	December 31, 2011
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$51	$1,188	$1,880	$3,119	$—	$3,149
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	634	—	847	1,481	—	1,123
Construction	—	—	—	—	—	—
Other loans:
Commercial	10	—	7	17	—	155
Indirect auto	209	23	—	232	—	—
Consumer	—	1	—	1	—	—

	$904	$1,212	$2,734	$4,850	$—	$4,427

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial, commercial real estate and construction loans, and a five grade internal loan rating system for certain residential real estate, home equity and consumer loans that are rated if the loans become delinquent.

Loans rated 1 – 3: Loans in these categories are considered “pass” rated loans with low to average risk.

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

The following table presents the Company’s loans by risk rating at March 31, 2012 (unaudited) and December 31, 2011. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$824	$2,197	$3,770	$167,624	$174,415
Commercial real estate	192,621	1,604	—	—	194,225
Construction	11,661	—	1,555	—	13,216
Commercial	22,874	19	27	—	22,920
Home equity	224	499	1,123	52,364	54,210
Indirect auto	—	—	—	66,918	66,918
Consumer	—	—	—	785	785

Total	$228,204	$4,319	$6,475	$287,691	$526,689

	December 31, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$1,940	$1,238	$3,573	$185,544	$192,295
Commercial real estate	165,134	1,127	—	—	166,261
Construction	13,642	—	1,556	—	15,198
Commercial	20,446	—	180	—	20,626
Home equity	—	359	1,123	48,533	50,015
Indirect auto	—	—	—	66,401	66,401
Consumer	—	—	—	998	998

Total	$201,162	$2,724	$6,432	$301,476	$511,794

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the three months ended March 31, 2012 and for the year ended December 31, 2011, no loans were modified under a troubled debt restructuring. At March 31, 2012, the Company had $608,000 of troubled debt restructurings related to two loans which were both modified in 2010. One of these loans was a one-to-four family residential mortgage loan and the other was a home equity line of credit. Both of these loans are performing under their terms as modified.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At March 31, 2012 (unaudited) and December 31, 2011, residential loans previously sold and serviced by the Company were $44.8 million and $28.3 million, respectively. At March 31, 2012 (unaudited) and December 31, 2011, indirect auto loans previously sold and serviced by the Company were $51.3 million and $28.3 million, respectively.

As of March 31, 2012 (unaudited) and December 31, 2011, loans sold with recourse amounted to $1.5 million. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2012 (unaudited) and December 31, 2011.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no significant transfers between level 1 and 2 of the fair value hierarchy for the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011.

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

The following summarizes assets measured at fair value as of March 31, 2012 (unaudited) and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (unaudited) and December 31, 2011. There were no transfers between Level 1 and Level 2 assets and liabilities for the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2012 (unaudited) and December 31, 2011.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2012 (unaudited) and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,459

Totals	$—	$—	$1,459

	December 31, 2011
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,315

Totals	$—	$—	$1,315

Certain impaired loans were adjusted to the fair value, less the costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is either recorded directly as an adjustment to current earnings through a partial charge off or is recorded as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Charge offs and specific allocations on impaired loans for the three months ended March 31, 2012 and the year ended December 31, 2011 were $58,000 and $704,000, respectively.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2012 (unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,145	$60,145	$60,145	$—	$—
Interest-bearing time deposits with other banks	119	122	—	122	—
Investments in available-for-sale securities
Held-to-maturity securities	72,181	73,875	—	73,875	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans held-for-sale	30,860	32,578	—	—	32,578
Loans, net	524,487	532,390	—	—	532,390
Accrued interest receivable	2,061	2,061	2,061	—	—

Financial liabilities:
Deposits	493,548	496,745	—	496,745	—
Federal Home Loan Bank advances	81,600	82,004	—	82,004	—
Securities sold under agreements to repurchase	3,310	3,310	—	3,310	—
Other borrowed funds	1,489	1,456	—	1,456	—
Accrued interest payable	217	217	217	—	—
Mortgagor’s escrow accounts	512	512	512	—	—

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$22,795	$22,795
Interest-bearing time deposits with other banks	119	123
Held-to-maturity securities	89,391	91,096
Federal Home Loan Bank stock	8,038	8,038
Loans held-for-sale	15,877	15,918
Loans, net	509,964	515,948
Accrued interest receivable	2,185	2,185

Financial liabilities:
Deposits	430,654	433,267
Federal Home Loan Bank advances	95,600	96,001
Securities sold under agreements to repurchase	2,985	2,985
Other borrowed funds	1,502	1,469
Accrued interest payable	177	177
Mortgagors’ escrow accounts	442	442

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2012 (unaudited) and December 31, 2011 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of March 31, 2012 (unaudited) and December 31, 2011, the principal balance of these loans totaled $1.5 million. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 8 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2012 (unaudited) and December 31, 2011 relating to these plans was $1.2 million for both period ends.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2012 (unaudited) and December 31, 2011 relating to this plan was $564,000 and $566,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At March 31, 2012 (unaudited) and December 31, 2011, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2012 (unaudited) and December 31, 2011 relating to this plan was $329,000 and $265,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $249,000 and $198,000 for the three months ended March 31, 2012 and 2011 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2012 and 2011 (unaudited) totaled $142,000 and $144,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at March 31, 2012 (unaudited) and December 31, 2011 relating to this plan was $2.1 million for both period ends.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized no expense in relation to the plan during the three months ended March 31, 2012 and 2011 (unaudited).

Severance Agreements

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

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at March 31, 2012). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 9 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

March 31, 2012 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,513	$—	$4,513
FHLBB borrowings	21,222	164,177	185,399

Total pledged assets	$25,735	$164,177	$189,912

December 31, 2011	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,715	$—	$5,715
FHLBB borrowings	25,098	176,574	201,672
Federal Reserve Bank LOC	10,352	—	10,352

Total pledged assets	$41,165	$176,574	$217,739

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

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

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Item 1A. Risk Factors”. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2011 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2011 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment, and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total Assets. Total assets increased $49.7 million to $718.7 million at March 31, 2012, from $669.0 million at December 31, 2011. The increase was primarily the result of a $14.5 million, or 2.8%, increase in net loans, a $15.0 million, or 94.4%, increase in loans held-for-sale, and a $37.4 million increase in cash and cash equivalents, partially offset by a $17.2 million decrease in securities held to maturity.

Loans. Net loans increased by $14.5 million to $524.5 million at March 31, 2012 from $510.0 million at December 31, 2011. The increase in net loans was primarily due to increases of $28.0 million, or 16.8%, in commercial real estate loans, $4.2 million, or 8.4%, in home equity lines of credit, $2.3 million, or 11.1%, in commercial loans, and $517,000, or 0.8%, in indirect auto loans, partially offset by a $17.9 million, or 9.3%, decrease in one-to four family residential loans and a $2.0 million, of 13.0%, decrease in commercial construction loans. While we have continued to originate significant amounts of one-to-four family residential loans and indirect auto loans in 2012, we have sold these loan types at an increased pace from the prior years. Further, our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

Investment Securities. Total investment securities decreased $17.2 million to $72.2 million at March 31, 2012, from $89.4 million at December 31, 2011, reflecting our funding of higher-yielding loans during the three month period ended March 31, 2012. The decrease in investment securities resulted from decreases of $1.8 million, or 32.2%, in U.S. government and federal agency obligations, $2.3 million, or 4.9%, in U.S. government sponsored mortgage-backed securities, and $13.1 million, or 35.1%, in corporate debt securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $37.4 million to $60.1 million at March 31, 2012, from $22.8 million at December 31, 2011. The significant influx of cash was due to the success in deposit growth.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2012, our investment in bank-owned life insurance was $12.5 million, an increase of $107,000 from $12.4 million at December 31, 2011, reflecting premiums paid and an increase in cash value.

Deposits. Deposits increased $62.9 million, or 14.6%, to $493.5 million at March 31, 2012 from $430.7 million at December 31, 2011. The increase in deposits was due to a $34.6 million, or 15.5% increase in savings accounts, a $14.4 million, or 25.7%, increase in non-interest bearing deposits, and an $8.5 million, or 37.6%, increase in interest-bearing checking accounts. The strong deposit growth was a result of our customer-centric, relationship-based, product line coupled with increased marketing and sales efforts. The strong deposit growth is due to a continuing focus on select premium savings products tied directly to active checking. On the commercial side, our Commercial Real Estate and Small Business Banking teams are working together to insure we have active deposit relationships with all lending relationships. These ongoing initiatives have been critical to building core deposits.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)

Deposit type:
Demand deposits	$70,276	14.24%	$55,900	12.98%
Interest-bearing checking accounts	31,164	6.31	22,646	5.26
Savings accounts	257,207	52.12	222,630	51.69
Money market deposits	10,860	2.20	10,633	2.47

Total transaction accounts	369,507	74.87	311,809	72.40

Term certificates less than $100,000	54,439	11.03	53,877	12.51
Term certificates $100,000 or more	69,602	14.10	64,968	15.09

Total certificate accounts	124,041	25.13	118,845	27.60

Total deposits	$493,548	100.00%	$430,654	100.00%

Borrowings. At March 31, 2012, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $13.7 million, or 13.7%, to $86.4 million at March 31, 2012, from $100.1 million at December 31, 2011. Advances from the Federal Home Loan Bank of Boston decreased $14.0 million to $81.6 million at March 31, 2012, from $95.6 million at December 31, 2011, and repurchase agreements increased $325,000 to $3.3 million at March 31, 2012, from $3.0 million at December 31, 2011.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)

Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$72,600	$82,600
Other borrowed funds	1,489	1,502

	74,089	84,102

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	9,000	13,000
Repurchase agreements	3,310	2,985

	12,310	15,985

Total borrowed funds	$86,399	$100,087

Stockholders’ Equity. Total equity capital increased $489,000 to $132.0 million at March 31, 2012, from $131.5 million at December 31, 2011. This increase in stockholders’ equity was primarily due to earnings for the quarter of $447,000. Stockholder’s equity was further increased by $38,000 as a result of the release of shares under the Employee Stock Ownership Plan.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31, 2012	At December 31, 2011
	(unaudited)

Non-accrual loans:
Mortgage loans:
One-to-four family	$3,349	$3,149
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	1,123	1,123
Commercial loans	133	155
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	1	—

Total non-accrual loans	$4,606	$4,427

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$4,606	$4,427

Other real estate owned	$—	$—
Repossessed automobiles	78	—

Total non-performing assets (NPAs)	$4,684	$4,427

Troubled debt restructures included in NPAs	$608	$609
Troubled debt restructures not included in NPAs	—	—

Total troubled debt restructures	$608	$609

Ratios:
Non-performing loans to total loans	0.87%	0.86%
Non-performing assets to total assets	0.65%	0.61%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of Senior Management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by Senior Management. At March 31, 2012, we had one commercial secured credit amounting to $133,000 that management did not consider to be impaired based on all facts and circumstances surrounding the collectibility of the credit.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At March 31, 2012, we had $608,000 of troubled debt restructurings related to two loans. One of these loans was a one-to four-family residential mortgage loan and the other was a home equity line of credit. Both of these loans are performing under their terms as modified.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income for the three months ended March 31, 2012 was $447,000, compared to net income of $1.5 million for the three months ended March 31, 2011. The change in operating results for the three months ended March 31, 2012 compared to the 2011 period resulted primarily from a decrease of $2.1 million in noninterest income and an increase of $1.4 million in noninterest expense, partially offset by an increase of $1.7 million in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million to $5.3 million for the three months ended March 31, 2012, compared to $3.5 million for the three months ended March 31, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans, the ability to attract lower cost core deposits and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net average interest-earning assets increased $106.1 million, or 178.5% to $165.5 million for the three months ended March 31, 2012 from $59.4 million for the three months ended March 31, 2011. Our net interest margin increased 25 basis points to 3.23% for the three months ended March 31, 2012, compared to 2.98% for the three months ended March 31, 2011, and our net interest rate spread increased 17 basis points to 2.96% for the three months ended March 31, 2012, compared to 2.79% for the three months ended March 31, 2011.

Interest and Dividend Income. Interest and dividend income increased $1.7 million to $5.3 million for the three months ended March 31, 2012, from $3.5 million for the three months ended March 31, 2011. The increase in interest and dividend income was primarily due to a $1.5 million increase in interest income on loans partially offset by a $54,000 decrease in interest and dividend income on securities and other interest-earning assets. The increase in interest income on loans resulted from a 46 basis point decrease in the average yield on loans to 4.50% from 4.96%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $166.0 million to $524.9 million for the three months ended March 31, 2012, from $358.9 million for the three months ended March 31, 2011. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $19.8 million to $80.4 million for the three months ended March 31, 2012, from $100.2 million for the three months ended March 31, 2011, offset by a 30 basis point increase in the average yield on securities to 3.05% from 2.75%. Dividends on Federal Home Loan Bank stock increased to $10,000 for the three months ended March 31, 2012, from $6,000 paid for the three months ended March 31, 2011. Interest income on other interest-earning assets increased to $13,000 for the three months ended March 31, 2012 from $2,000, primarily due to the increase of $28.9 million in the average balance to $42.5 million for the three months ended March 31, 2012, from $13.6 million for the three months ended March 31, 2011.

Interest Expense. Interest expense decreased $293,000 to $1.3 million for the three months ended March 31, 2012, from $1.5 million for the three months ended March 31, 2011. The decrease resulted from a 46 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $68.9 million, or 16.4%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $50,000 to $938,000 for the three months ended March 31, 2012, from $888,000 for the three months ended March 31, 2011. This increase was primarily due to a $69.7 million increase in the average balance of interest-bearing deposits to $394.7 million for the three months ended March 31, 2012, from $325.0 million for the three months ended March 31, 2011. Offsetting the increase in average balance was a 15 basis point decrease in the average cost of interest-bearing deposits to 0.96% for the three months ended March 31, 2012, from 1.11% for the three months ended March 31, 2011. We experienced decreases in the average cost within money market accounts and certificates of deposit for the three months ended March 31, 2012, reflecting lower market interest rates compared to the prior period, while the average cost of savings and checking accounts remained consistent for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest expense on total borrowings decreased $343,000 to $312,000 for the three months ended March 31, 2012, from $655,000 for the three months ended March 31, 2011. This decrease was primarily due to a, 143 basis point decrease in the average cost of such advances to 1.32% for the three months ended March 31, 2012, from 2.75% for the three months ended March 31, 2011, partially offset by a $1.7 million increase in the average balance of Federal Home Loan Bank advances to $90.8 million for the three months ended March 31, 2012, from $89.1 million for the three months ended March 31, 2011.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $481,000 for the three months ended March 31, 2012, compared to $476,000 for the three months ended March 31, 2011. The allowance for loan losses was $5.2 million, or 0.98% of total loans, at March 31, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011.

Noninterest Income. Noninterest income decreased by $2.1 million to $964,000 for the three months ended March 31, 2012, from $3.1 million for the three months ended March 31, 2011. The decline was primarily due to $2.8 million in net realized gains on investment securities that occurred in the three-month period ended March 31, 2011, compared to no such activity in the 2012 period, as our entire equity portfolio was liquidated in the first quarter of 2011. This decrease was partially offset by an increase on the gain on sale of loans of $508,000 to $578,000 for the three months ended March 31, 2012, from $70,000 for the three months ended March 31, 2011. The loan sales for both periods were made up of residential mortgages and indirect auto loans. In addition, customer service fees increased by $89,000, or 81.7%, due primarily to a $54,000, or 107.6%, increase in insufficient funds fees. Other non-interest income was increased by $57,000 to $86,000 for the three months ended March 31, 2012, from $29,000 for the three months ended March 31, 2011, due primarily to a $58,000, or 100.0%, increase in loan servicing fees on indirect auto loans sold.

Noninterest Expense. Noninterest expense increased $1.4 million to $5.1 million for the three months ended March 31, 2012, from $3.7 million for the three months ended March 31, 2011. The largest components of this increase were salaries and employee benefits, which increased $758,000, or 31.6%, data processing, which increased $195,000, or 100.0%, professional fees, which increased $191,000, or 150.4%, and other noninterest expense, which increased $177,000, or 61.9%. These increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies, and increased costs related to becoming a public company.

Income Tax Expense. We recorded income tax expense of $212,000 for the three months ended March 31, 2012, compared to income tax expense of $908,000 for the three months ended March 31, 2011. The decrease was primarily the result of lower pre-tax earnings for the quarter ended March 31, 2012 from the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was 32.2% compared to 37.3% for the same period in 2011.

The following tables set forth average balance balances of assets and liabilities, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

		For the Three Months Ended March 31,
	2012			2011
			(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$524,802	$5,877	4.50%	$358,826	$4,386	4.96%
Securities	80,360	610	3.05%	100,158	679	2.75%
FHLB stock	8,033	10	0.50%	8,038	6	0.30%
Other	42,455	13	0.12%	13,598	2	0.06%

Total interest-earning assets	655,650	6,510	3.99%	480,620	5,073	4.28%
Non-interest-earning assets	33,979			23,931

Total assets	$689,629			$504,551

Interest-bearing liabilities:
Savings accounts	234,548	411	0.70%	162,272	280	0.70%
Checking accounts	27,371	8	0.12%	23,518	7	0.12%
Money market accounts	13,724	5	0.15%	13,416	10	0.30%
Certificates of deposit	119,097	514	1.74%	125,808	591	1.91%

Total interest-bearing deposits	394,740	938	0.96%	325,014	888	1.11%
Federal Home Loan Bank advances	90,754	298	1.32%	89,094	605	2.75%
Securities sold under agreements to repurchase	3,141	3	0.38%	2,863	5	0.71%
Other borrowed funds	1,498	11	2.95%	4,225	45	4.28%

Total interest-bearing liabilities	490,133	1,250	1.03%	421,196	1,543	1.49%
Non-interest-bearing liabilities	67,750			36,265

Total liabilities	557,883			457,461
Stockholders’ Equity	131,746			47,090

Total liabilities and equity	$689,629			$504,551

Net interest and dividend income		$5,260			$3,530

Net interest rate spread (2)			2.96%			2.79%
Net interest-earning assets (3)	165,517			59,424

Net interest margin (4)			3.23%			2.98%
Average interest-earning assets to interest-bearing liabilities			133.77%			114.11%

(1)	Yields and rates for the three-month periods ended March 31, 2012 and 2011 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,865	$(374)	$1,491
Securities	(154)	85	(69)
Federal Home Loan Bank stock	—	4	4
Other	7	4	11

Total interest-earning assets	1,718	(281)	1,437

Interest-bearing liabilities:
Savings accounts	131	—	131
Checking accounts	1	—	1
Money market accounts	—	(5)	(5)
Certificates of deposit	(29)	(48)	(77)

Total interest-bearing deposits	103	(53)	50
Federal Home Loan Bank advances	11	(318)	(307)
Securities sold under agreements to repurchase	1	(3)	(2)
Other borrowed funds	(23)	(11)	(34)

Total interest-bearing liabilities	92	(385)	(293)

Change in net interest and dividend income	$1,626	$104	$1,730

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

Exposure to interest rate risk is managed by Belmont Savings Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given Belmont Savings Bank’s capital and liquidity requirements, business strategy and performance objectives. Through such management, Belmont Savings Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

Strategies used by Belmont Savings Bank to manage the potential volatility of its earnings may include:

•

The origination and retention of adjustable rate residential one-to-four family loans, adjustable rate home equity lines of credit, adjustable rate commercial loans, commercial real estate loans and indirect automobile loans;

•	The sale of fixed rate loans;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Emphasizing growth in low-cost core deposits; and

•	Lengthening liabilities such as term certificates of deposit and Federal Home Loan Bank of Boston borrowings as appropriate.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2012 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	0.2%
+200	-1.2%
- 100	0.3%

(1)	The calculated change for -100 bp and +200 bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at March 31, 2012, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.2% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.3% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2012 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 8.7% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 6.8% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2012 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $60.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2012, we had $36.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $79.4 million in unused lines of credit to borrowers and $24.4 million in unadvanced funds on construction loans. Certificates of deposit due within one year of March 31, 2012 totaled $66.0 million, or 13.4%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2012.

Our primary investing activity is originating loans. During the three months ended March 31, 2012 and the year ended December 31, 2011, we originated $158.6 million and $337.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $62.9 million and $83.8 million for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the levels of brokered deposits were $23.3 million and $13.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2012, we had $81.6 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $54.3 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Contractual Obligations. We are obligated to make future payments according to various contracts. As of March 31, 2012, our contractual obligations have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2012.

Off-Balance Sheet Arrangements

Loan Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities. None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 14, 2012	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)