Form 10-Q
period 2012-06-30
BSB Bancorp, Inc.
filed 2012-08-14
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 9,172,860 shares of common stock, par value $0.01 per share, outstanding as of August 9, 2012.

BSB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$1,243	$1,196
Interest-bearing deposits in other banks	53,434	21,599

Cash and cash equivalents	54,677	22,795
Interest-bearing time deposits with other banks	119	119
Investments in held-to-maturity securities (fair value of $77,077 as of June 30, 2012 (unaudited) and $91,096 as of December 31, 2011)	75,061	89,391
Federal Home Loan Bank stock, at cost	7,627	8,038
Loans held-for-sale	616	15,877
Loans, net of allowance for loan losses of $5,360 as of June 30, 2012 (unaudited) and $4,776 as of December 31, 2011	592,828	509,964
Premises and equipment, net	2,431	2,000
Accrued interest receivable	2,122	2,185
Deferred tax asset, net	4,315	4,315
Income taxes receivable	416	—
Bank-owned life insurance	12,656	12,420
Other assets	2,503	1,901

Total assets	$755,371	$669,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$98,561	$55,900
Interest-bearing	439,096	374,754

Total deposits	537,657	430,654
Federal Home Loan Bank advances	71,100	95,600
Securities sold under agreements to repurchase	3,234	2,985
Other borrowed funds	1,476	1,502
Accrued interest payable	288	177
Deferred compensation liability	4,388	4,173
Income taxes payable	—	121
Other liabilities	4,901	2,287

Total liabilities	623,044	537,499

Stockholders’ Equity:
Preferred stock; $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,172,860 issued and outstanding at June 30, 2012 (unaudited) and December 31, 2011	92	92
Additional paid-in capital	90,028	90,016
Retained earnings	46,684	45,951
Accumulated other comprehensive loss	(5)	(5)
Unearned compensation - ESOP	(4,472)	(4,548)

Total equity	132,327	131,506

Total liabilities and stockholders’ equity	$755,371	$669,005

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$5,791	$4,774	$11,668	$9,160
Interest on taxable debt securities	371	566	981	1,161
Dividends	18	13	28	103
Other interest income	40	8	53	10

Total interest and dividend income	6,220	5,361	12,730	10,434

Interest expense:
Interest on deposits	1,031	962	1,969	1,850
Interest on Federal Home Loan Bank advances	244	535	542	1,140
Interest on securities sold under agreements to repurchase	3	4	6	9
Interest on other borrowed funds	10	12	21	57

Total interest expense	1,288	1,513	2,538	3,056

Net interest and dividend income	4,932	3,848	10,192	7,378
Provision for loan losses	825	742	1,306	1,218

Net interest and dividend income after provision for loan losses	4,107	3,106	8,886	6,160

Noninterest income:
Customer service fees	200	141	398	250
Income from bank-owned life insurance	109	88	211	196
Net gain on sales of loans	737	147	1,315	217
Net gain on sales and calls of securities	—	—	—	2,788
Other income	441	36	527	65

Total noninterest income	1,487	412	2,451	3,516

Noninterest expense:
Salaries and employee benefits	3,229	2,437	6,384	4,834
Trustee fees	83	91	190	159
Occupancy expense	196	172	379	381
Equipment expense	105	83	209	161
Deposit insurance	128	86	253	225
Data processing	454	282	844	477
Professional fees	213	179	531	306
Marketing	239	260	478	482
Other expense	527	326	990	612

Total noninterest expense	5,174	3,916	10,258	7,637

Income (loss) before income tax expense (benefit)	420	(398)	1,079	2,039
Income tax expense (benefit)	134	(210)	346	698

Net income (loss)	$286	$(188)	$733	$1,341

Earnings per share:
Basic	$0.03	N/A	$0.08	N/A
Diluted	$0.03	N/A	$0.08	N/A
Weighted-average shares outstanding
Basic	8,723,772	N/A	8,721,861	N/A
Diluted	8,723,772	N/A	8,721,861	N/A

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income (loss)	$286	$(188)	$733	$1,341
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities	—	—	—	668
Change in net unrealized loss on defined benefit plan	—	(1)		(1)
Less: reclassification adjustment for realized gains in net income	—	—	—	(2,788)

Other comprehensive loss before income tax effect	—	(1)	—	(2,121)
Income tax benefit	—	—	—	847

Other comprehensive loss, net of tax	—	(1)	—	(1,274)

Comprehensive income (loss)	$286	$(189)	$733	$67

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2010	—	$—	$—	$45,652	$1,275	$—	$46,927
Net income	—	—	—	1,341	—	—	1,341
Other comprehensive loss	—	—	—	—	(1,274)	—	(1,274)

Balance at June 30, 2011	—	$—	$—	$46,993	$1	$—	$46,994

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	733	—	—	733
Release of ESOP stock	—	—	12	—	—	76	88

Balance at June 30, 2012	9,172,860	$92	$90,028	$46,684	$(5)	$(4,472)	$132,327

Accumulated other comprehensive loss consists of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Unrecognized net actuarial loss pertaining to defined benefit plan, net of tax	$(5)	$(5)

Accumulated other comprehensive loss	$(5)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$733	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	508	573
Net gain on sales and calls of securities	—	(2,788)
Gain on sales of loans, net	(1,315)	(217)
Loans originated for sale	(114,288)	(24,956)
Proceeds from sales of loans	159,219	27,538
Provision for loan losses	1,306	1,218
Change in unamortized mortgage premium	(48)	9
Change in net deferred loan costs	(86)	(1,472)
ESOP expense	88	—
Depreciation and amortization expense	233	216
Deferred income tax expense	—	599
Increase in bank-owned life insurance	(211)	(196)
Net change in:
Accrued interest receivable	63	(125)
Other assets	(602)	(306)
Income taxes receivable	(416)	99
Income taxes payable	(121)	—
Accrued interest payable	111	(64)
Deferred compensation liability	215	29
Other liabilities	2,431	1,311

Net cash provided by operating activities	47,820	2,809

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(709)
Proceeds from sales of available-for-sale securities	—	15,650
Proceeds from maturities, payments, and calls of held-to-maturity securities	23,326	32,011
Purchases of held-to-maturity securities	(9,504)	(20,440)
Redemption of Federal Home Loan Bank stock	411	—
Recoveries of loans previously charged off	44	6
Loan originations and principal collections, net	(55,987)	(74,413)
Purchases of loans	(56,448)	(1,345)
Capital expenditures	(664)	(272)
Premiums paid on bank-owned life insurance	(25)	(31)

Net cash used in investing activities	(98,847)	(49,543)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	97,610	45,694
Net increase in time deposits	9,393	3,084
Proceeds from Federal Home Loan Bank advances	—	14,500
Principal payments on Federal Home Loan Bank advances	(16,500)	(30,300)
Net change in short-term advances	(8,000)	13,500
Net increase in securities sold under agreement to repurchase	249	176
Repayment of principal on other borrowed funds	(26)	(3,622)
Net increase (decrease) in mortgagors’ escrow accounts	183	(28)

Net cash provided by financing activities	82,909	43,004

Net increase (decrease) in cash and cash equivalents	31,882	(3,730)
Cash and cash equivalents at beginning of period	22,795	20,988

Cash and cash equivalents at end of period	$54,677	$17,258

Supplemental disclosures:
Interest paid	$2,427	$3,126
Income taxes paid	883	—
Transfer of loans receivable to loans held for sale	28,355	5,117

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in January of 2012 and it did not have a material impact on its consolidated financial statements.

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

For the quarter ended June 30, 2012, there were no potentially dilutive common stock equivalents. Earnings per share are not applicable for periods prior to those periods within fiscal year 2012, as the Company did not issue stock until October 4, 2011. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

NOTE 4 – INVESTMENTS IN SECURITIES

The amortized cost of held-to-maturity securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
June 30, 2012 (unaudited):
U.S. government sponsored enterprise mortgage-backed securities	$50,939	$1,576	$—	$52,515
Corporate debt securities	24,122	441	1	24,562

	$75,061	$2,017	$1	$77,077

December 31, 2011:
U.S. government and federal agency obligations	$5,600	$59	$—	$5,659
U.S. government sponsored enterprise mortgage-backed securities	46,432	1,168	97	47,503
Corporate debt securities	37,359	600	25	37,934

	$89,391	$1,827	$122	$91,096

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2012 and December 31, 2011 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Held-to-Maturity		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)
Due within one year	$14,074	$14,211	$25,741	$25,915
Due after one year through five years	10,048	10,351	17,218	17,678
U.S. government sponsored enterprise mortgage-backed securities	50,939	52,515	46,432	47,503

	$75,061	$77,077	$89,391	$91,096

During the six months ended June 30, 2011 (unaudited), proceeds from sales of available-for-sale securities amounted to $15.7 million. For the six months ended June 30, 2011 (unaudited) gross realized gains and gross realized losses on those sales amounted to $2.8 million and $56,000, respectively. For the six months ended June 30, 2011 (unaudited) the income tax expense (benefit) related to the gross gains and losses were $1.1 million and ($23,000), respectively. During the six months ended June 30, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012 (unaudited):
Corporate debt securities	$1,039	$1	$—	$—

Total temporarily impaired securities	$1,039	$1	$—	$—

December 31, 2011:
U.S. government sponsored mortgage-backed securities	$6,799	$48	$965	$49
Corporate debt securities	7,039	25	—	—

Total temporarily impaired securities	$13,838	$73	$965	$49

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2012 (unaudited), unrealized losses related to one corporate debt security with a 0.11% unrealized loss was caused primarily by changes in market interest rates. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2012 (unaudited) quarterly review of securities in the investment portfolio, management deemed the security with an unrealized loss as of June 30, 2012 (unaudited) to be temporarily impaired. At December 31, 2011, unrealized losses related to nine debt securities with aggregate depreciation of 0.8% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Based on the Company’s December 31, 2011 review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2011 to be temporarily impaired.

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

Allowance for Loan Losses

The allowance for loan losses is established to cover management’s estimate of probable credit losses at the balance sheet date through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2012 or during fiscal year 2011.

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

Commercial real estate – Loans in this segment are primarily secured by income-producing properties throughout New England. The underlying cash flows generated by such properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Allocated Component of the Allowance for Loan Losses:

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

Unallocated Component of the Allowance for Loan Losses:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2012 (unaudited) and December 31, 2011, the Company did not have an unallocated component.

Loans consisted of the following :

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$203,546	34.20%	$192,295	37.57%
Commercial real estate loans (1)	222,974	37.47	166,261	32.49
Equity lines of credit	59,191	9.95	50,015	9.77
Construction loans	13,710	2.30	15,198	2.97

Total mortgage loans	499,421	83.92	423,769	82.80

Commercial loans	24,739	4.16	20,626	4.03
Consumer loans:
Indirect auto loans	70,224	11.8	66,401	12.97
Other consumer loans (2)	724	0.12	998	0.20

	95,687	16.08	88,025	17.20

Total loans	595,108	100.00%	511,794	100.00%

Net deferred loan costs	2,609		2,523
Net unamortized mortgage premiums	471		423
Allowance for loan losses	(5,360)		(4,776)

Total loans, net	$592,828		$509,964

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment evaluation method at June 30, 2012 (unaudited) and December 31, 2011. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,013	$172	$(127)	$28	$1,086
Commercial real estate	2,302	318	—	—	2,620
Construction	163	5	—	—	168
Commercial	356	34	—	—	390
Equity lines of credit	651	179	(455)	—	375
Indirect auto	669	119	(93)	7	702
Consumer	22	(2)	(4)	3	19

Total	$5,176	$825	$(679)	$38	$5,360

	Three Months Ended June 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$986	$243	$(210)	$—	$1,019
Commercial real estate	1,414	(39)	—	—	1,375
Construction	147	39	—	—	186
Commercial	252	66	(24)	—	294
Equity lines of credit	200	200	(83)	—	317
Indirect auto	310	222	(8)	—	524
Consumer	19	5	(8)	2	18
Unallocated	—	6	—	—	6

Total	$3,328	$742	$(333)	$2	$3,739

	Six Months Ended June 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$986	$199	$(127)	$28	$1,086
Commercial real estate	1,969	651	—	—	2,620
Construction	188	(20)	—	—	168
Commercial	321	69	—	—	390
Equity lines of credit	632	198	(455)	—	375
Indirect auto	664	197	(170)	11	702
Consumer	16	12	(14)	5	19

Total	$4,776	$1,306	$(766)	$44	$5,360

	Six Months Ended June 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,057	$172	$(210)	$—	$1,019
Commercial real estate	1,136	239	—	—	1,375
Construction	140	46	—	—	186
Commercial	261	94	(61)	—	294
Equity lines of credit	236	164	(83)	—	317
Indirect auto	38	494	(8)	—	524
Consumer	21	3	(12)	6	18
	—	6	—	—	6

Total	$2,889	$1,218	$(374)	$6	$3,739

	June 30, 2012 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,569	$81	$200,977	$1,005	$203,546	$1,086
Commercial real estate	—	—	222,974	2,620	222,974	2,620
Construction	—	—	13,710	168	13,710	168
Commercial	4	—	24,735	390	24,739	390
Equity lines of credit	693	6	58,498	369	59,191	375
Indirect auto	—	—	70,224	702	70,224	702
Consumer	—	—	724	19	724	19

Total	$3,266	$87	$591,842	$5,273	$595,108	$5,360

	December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,149	$97	$189,146	$889	$192,295	$986
Commercial real estate	—	—	166,261	1,969	166,261	1,969
Construction	—	—	15,198	188	15,198	188
Commercial	155	—	20,471	321	20,626	321
Equity lines of credit	1,123	314	48,892	318	50,015	632
Indirect auto	—	—	66,401	664	66,401	664
Consumer	—	—	998	16	998	16

Total	$4,427	$411	$507,367	$4,365	$511,794	$4,776

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2012 (unaudited):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$204	$204	$699	$81	$7
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Equity lines of credit	116	199	644	6	—
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$320	$403	$1,343	$87	$7

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,365	$2,491	$2,417	$2
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	4	4	48	2
Equity lines of credit	577	1,032	425	6
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,946	$3,527	$2,890	$10

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011:

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$705	$705	$403	$97	$21
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	3	—	—
Equity lines of credit	731	731	514	314	8
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,436	$1,436	$920	$411	$29

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,444	$2,653	$1,685	$53
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	155	155	56	7
Equity lines of credit	392	475	374	12
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,991	$3,283	$2,115	$72

The following is a summary of past due and non-accrual loans:

	June 30, 2012 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1	$260	$2,569	$2,830	$—	$2,569
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	98	—	493	591	—	693
Construction	1,210	—	—	1,210	—	—
Other loans:
Commercial	2	—	—	2	—	4
Indirect auto	136	43	—	179	—	—
Consumer	—	—	1	1	—	1

	$1,447	$303	$3,063	$4,813	$—	$3,267

	December 31, 2011
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$51	$1,188	$1,880	$3,119	$—	$3,149
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	634	—	847	1,481	—	1,123
Construction	—	—	—	—	—	—
Other loans:
Commercial	10	—	7	17	—	155
Indirect auto	209	23	—	232	—	—
Consumer	—	1	—	1	—	—

	$904	$1,212	$2,734	$4,850	$—	$4,427

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

The following table presents the Company’s loans by risk rating at June 30, 2012 (unaudited) and December 31, 2011. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$3,169	$260	$2,986	$197,131	$203,546
Commercial real estate	215,093	7,881	—	—	222,974
Construction	12,157	—	1,553	—	13,710
Commercial	24,645	71	23	—	24,739
Home equity	899	98	493	57,701	59,191
Indirect auto	—	—	—	70,224	70,224
Consumer	—	—	—	724	724

Total	$255,963	$8,310	$5,055	$325,780	$595,108

	December 31, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$1,940	$1,238	$3,573	$185,544	$192,295
Commercial real estate	165,134	1,127	—	—	166,261
Construction	13,642	—	1,556	—	15,198
Commercial	20,446	—	180	—	20,626
Home equity	—	359	1,123	48,533	50,015
Indirect auto	—	—	—	66,401	66,401
Consumer	—	—	—	998	998

Total	$201,162	$2,724	$6,432	$301,476	$511,794

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the six months ended June 30, 2012 and for the year ended December 31, 2011, no loans were modified under a troubled debt restructuring. At June 30, 2012, the Company had $607,000 of troubled debt restructurings related to two loans, which were both modified in 2010. One of these loans was a one-to-four family residential mortgage loan and the other was a home equity line of credit.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse except for customary representations and warranties provided in sales transactions, and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse except for customary representations and warranties provided in sales transactions, and the Company generally provides servicing for these loans. At June 30, 2012 (unaudited) and December 31, 2011, residential loans previously sold and serviced by the Company were $73.3 million and $28.3 million, respectively. At June 30, 2012 (unaudited) and December 31, 2011, indirect auto loans previously sold and serviced by the Company were $71.2 million and $28.3 million, respectively.

At June 30, 2012 (unaudited) and December 31, 2011, loans sold with recourse amounted to $1.5 million. See Note 7. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2012 (unaudited) and December 31, 2011.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no significant transfers between level 1 and 2 of the fair value hierarchy for the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011.

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

The following summarizes assets measured at fair value as of June 30, 2012 (unaudited) and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (unaudited) and December 31, 2011. There were no transfers between Level 1 and Level 2 assets and liabilities for the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2012 (unaudited) and December 31, 2011.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2012 (unaudited) and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$727

Totals	$—	$—	$727

	December 31, 2011
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,315

Totals	$—	$—	$1,315

Certain impaired loans were adjusted to the fair value, less the costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is either recorded directly as an adjustment to current earnings through a partial charge off or is recorded as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Charge offs and specific allocations on impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 were $668,000 and $704,000, respectively.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2012 (unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,677	$54,677	$54,677	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	75,061	77,077	—	77,077	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans held-for-sale	616	616	—	—	616
Loans, net	592,828	600,906	—	—	600,906
Accrued interest receivable	2,122	2,122	2,122	—	—

Financial liabilities:
Deposits	537,657	546,531	—	546,531	—
Federal Home Loan Bank advances	71,100	71,558	—	71,558	—
Securities sold under agreements to repurchase	3,234	3,234	—	3,234	—
Other borrowed funds	1,476	1,476	—	1,476	—
Accrued interest payable	288	288	288	—	—
Mortgagor’s escrow accounts	625	625	625	—	—

	December 31, 2011
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$22,795	$22,795
Interest-bearing time deposits with other banks	119	123
Held-to-maturity securities	89,391	91,096
Federal Home Loan Bank stock	8,038	8,038
Loans held-for-sale	15,877	15,918
Loans, net	509,964	515,948
Accrued interest receivable	2,185	2,185

Financial liabilities:
Deposits	430,654	433,267
Federal Home Loan Bank advances	95,600	96,001
Securities sold under agreements to repurchase	2,985	2,985
Other borrowed funds	1,502	1,469
Accrued interest payable	177	177
Mortgagors’ escrow accounts	442	442

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2012 (unaudited) and December 31, 2011 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). At June 30, 2012 (unaudited) and December 31,

2011, the principal balance of these loans totaled $1.5 million. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 8 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2012 (unaudited) and December 31, 2011 relating to these plans was $1.3 million and $1.2 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $568,000 and $566,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At June 30, 2012 (unaudited) and December 31, 2011, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $393,000 and $265,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $258,000 and $140,000 for the three months ended June 30, 2012 and 2011 (unaudited), respectively, and $507,000 and $338,000 for the six months ended June 30, 2012 and 2011 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2012 and 2011 (unaudited) totaled $146,000 and $155,000, respectively and for the six months ended June 30, 2012 and 2011 (unaudited) totaled $289,000 and $299,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at June 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $2.1 million for both periods then ended.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Director Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $31,000 related to the plan during the three and six months ended June 30, 2012 and no expense during 2011.

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

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at June 30, 2012). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 9 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

June 30, 2012 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets

Repurchase agreements	$5,014	$—	$5,014
FHLBB borrowings	16,326	196,349	212,675

Total pledged assets	$21,340	$196,349	$217,689

December 31, 2011	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets

Repurchase agreements	$5,715	$—	$5,715
FHLBB borrowings	25,098	176,574	201,672
Federal Reserve Bank LOC	10,352	—	10,352

Total pledged assets	$41,165	$176,574	$217,739

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total Assets. Total assets increased $86.4 million to $755.4 million at June 30, 2012, from $669.0 million at December 31, 2011. The increase was primarily the result of an $82.9 million, or 16.2%, increase in net loans and a $31.9 million, or 139.9%, increase in cash and cash equivalents, partially offset by a $14.3 million, or 16.0%, decrease in securities held to maturity and a $15.3 million, or 96.1%, decrease in loans held-for-sale.

Loans. Net loans increased by $82.9 million to $592.8 million at June 30, 2012 from $509.9 million at December 31, 2011. The increase in net loans was primarily due to increases of $56.7 million, or 34.1%, in commercial real estate loans, $11.3 million, or 5.9%, in one-to-four family residential loans, $9.2 million, or 18.3%, in home equity lines of credit, $4.1 million, or 19.9%, in commercial loans, and $3.8 million, or 5.8%, in indirect auto loans, partially offset by a $1.5 million, or 9.8%, decrease in commercial construction loans. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

Investment Securities. Total investment securities decreased $14.3 million to $75.1 million at June 30, 2012, from $89.4 million at December 31, 2011, reflecting our funding of higher-yielding loans during the six-month period ended June 30, 2012. The decrease in investment securities resulted from decreases of $5.6 million, or 100.0%, in U.S. government and federal agency obligations and $13.2 million, or 35.4%, in corporate debt securities partially offset by an increase of $4.5 million, or 9.7%, in U.S. government sponsored enterprise mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $31.9 million to $54.7 million at June 30, 2012, from $22.8 million at December 31, 2011. The significant influx of cash was due to the success in deposit growth.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2012, our investment in bank-owned life insurance was $12.7 million, an increase of $236,000 from $12.4 million at December 31, 2011, reflecting premiums paid and an increase in cash value.

Deposits. Deposits increased $107.0 million, or 24.8%, to $537.7 million at June 30, 2012 from $430.7 million at December 31, 2011. The increase in deposits was due to a $42.7 million, or 76.3%, increase in non-interest bearing deposits, a $41.8 million, or 18.8%, increase in savings accounts, a $13.2 million, or 58.4%, increase in interest-bearing checking accounts, and a $9.4 million, or 7.9%, increase in certificate accounts. This deposit growth is due to continued investment in local marketing and advertising, ongoing momentum in our Small Business Banking and Commercial Real Estate businesses, the opening of our new supermarket branch, and an $8.5 million short-term deposit transaction crossing over quarter end.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$98,561	18.33%	$55,900	12.98%
Interest-bearing checking accounts	35,882	6.67	22,646	5.26
Savings accounts	264,429	49.19	222,630	51.69
Money market deposits	10,547	1.96	10,633	2.47

Total transaction accounts	409,419	76.15	311,809	72.40

Term certificates less than $100,000	70,215	13.06	53,877	12.51
Term certificates $100,000 or more	58,023	10.79	64,968	15.09

Total certificate accounts	128,238	23.85	118,845	27.60

Total deposits	$537,657	100.00%	$430,654	100.00%

Borrowings. At June 30, 2012, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $24.3 million, or 24.3%, to $75.8 million at June 30, 2012, from $100.1 million at December 31, 2011. Advances from the Federal Home Loan Bank of Boston decreased $24.5 million to $71.1 million at June 30, 2012, from $95.6 million at December 31, 2011, and repurchase agreements increased $249,000 to $3.2 million at June 30, 2012, from $3.0 million at December 31, 2011.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$43,100	$82,600
Other borrowed funds	1,476	1,502

	44,576	84,102

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	28,000	13,000
Repurchase agreements	3,234	2,985

	31,234	15,985

Total borrowed funds	$75,810	$100,087

Stockholders’ Equity. Total equity capital increased $821,000 to $132.3 million at June 30, 2012, from $131.5 million at December 31, 2011. This increase in stockholders’ equity was primarily due to year-to-date earnings of $733,000. Stockholder’s equity was further increased by $88,000 as a result of the release of shares under the Employee Stock Ownership Plan.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30, 2012	At December 31, 2011
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$2,569	$3,149
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	693	1,123
Commercial loans	4	155
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	1	—

Total non-accrual loans	$3,267	$4,427

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$3,267	$4,427

Other real estate owned	$—	$—
Repossessed automobiles	39	—

Total non-performing assets (NPAs)	$3,306	$4,427

Troubled debt restructures included in NPAs	$607	$609
Troubled debt restructures not included in NPAs	—	—

Total troubled debt restructures	$607	$609

Ratios:
Non-performing loans to total loans	0.55%	0.86%
Non-performing assets to total assets	0.44%	0.66%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by management.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At June 30, 2012, we had $607,000 of troubled debt restructurings related to two loans. One of these loans was a one-to four-family residential mortgage loan and the other was a home equity line of credit. One of the two loans is performing under its terms as modified while the second loan has exceeded 90 days past due as of June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. Net income for the three months ended June 30, 2012 was $286,000, compared to net loss of $188,000 for the three months ended June 30, 2011. The increase in operating results for the three months ended June 30, 2012 compared to the 2011 period resulted primarily from an increase of $1.1 million in net interest and dividend income before provision for loan losses and a $1.0 million increase in non-interest income, partially offset by an increase of $1.3 million in noninterest expense.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million to $4.9 million for the three months ended June 30, 2012, compared to $3.8 million for the three months ended June 30, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, partially offset by a 32 basis point decrease in our net interest rate spread. Net average interest-earning assets increased $132.4 million, or 192.4% to $201.1 million for the three months ended June 30, 2012 from $68.8 million for the three months ended June 30, 2011. Our net interest margin decreased 21 basis points to 2.79% for the three months ended June 30, 2012, compared to 3.00% for the three months ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income increased $859,000 to $6.2 million for the three months ended June 30, 2012, from $5.4 million for the three months ended June 30, 2011. The increase in interest and dividend income was primarily due to a $1.0 million increase in interest income on loans partially offset by a $158,000 decrease in interest and dividend income on securities and other interest-earning assets. The increase in interest income on loans resulted from a 60 basis point decrease in the average yield on loans to 4.13% from 4.73%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $158.6 million to $563.6 million for the three months ended June 30, 2012, from $405.0 million for the three months ended June 30, 2011. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $3.3 million to $72.8 million for the three months ended June 30, 2012, from $76.2 million for the three months ended June 30, 2011 and a 92 basis point decrease in the average yield to 2.09% from 3.01%, which was primarily the result of a true up of unamortized premiums related to the mortgage backed security portfolio that took place during the second quarter of 2012. Dividends on Federal Home Loan Bank stock increased to $10,000 for the three months ended June 30, 2012, from $6,000 for the three months ended June 30, 2011. Interest income on other interest-earning assets increased to $41,000 for the three months ended June 30, 2012 from $9,000, primarily due to the increase of $40.0 million in the average balance to $65.6 million for the three months ended June 30, 2012, from $25.6 million for the three months ended June 30, 2011.

Interest Expense. Interest expense decreased $225,000 to $1.3 million for the three months ended June 30, 2012, from $1.5 million for the three months ended June 30, 2011. The decrease resulted from a 34 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $62.5 million, or 14.0%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $69,000 to $1.0 million for the three months ended June 30, 2012, from $962,000 for the three months ended June 30, 2011. This increase was primarily due to a $72.0 million increase in the average balance of interest-bearing deposits to $425.8 million for the three months ended June 30, 2012, from $353.8 million for the three months ended June 30, 2011. Offsetting the increase in average balance was a 12 basis point decrease in the average cost of interest-bearing deposits to 0.97% for the three months ended June 30, 2012, from 1.09% for the three months ended June 30, 2011. We experienced decreases in the average cost within money market accounts and certificates of deposit for the three months ended June 30, 2012, reflecting lower market interest rates compared to the prior period, while the average cost of savings and checking accounts increased slightly for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Interest expense on total borrowings decreased $294,000 to $257,000 for the three months ended June 30, 2012, from $551,000 for the three months ended June 30, 2011. This decrease was primarily due to a 115 basis point decrease in the average cost of such borrowings to 1.25% for the three months ended June 30, 2012, from 2.40% for the three months ended June 30, 2011, further aided by a $9.4 million decrease in the average balance of total borrowings to $82.8 million for the three months ended June 30, 2012, from $92.3 million for the three months ended June 30, 2011.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $825,000 for the three months ended June 30, 2012, compared to $742,000 for the three months ended June 30, 2011. The allowance for loan losses was $5.4 million, or 0.90% of total loans, at June 30, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011.

Noninterest Income. Noninterest income increased by $1.1 million to $1.5 for the three months ended June 30, 2012, from $412,000 for the three months ended June 30, 2011. The increase was primarily due to a $590,000 increase on the gain on sale of loans to $737,000 for the three months ended June 30, 2012, from $147,000 for the three months ended June 30, 2011. The loan sales for both periods were made up of residential mortgages and indirect auto loans. In addition, customer service fees increased by $59,000, or 41.8%, due primarily to a $33,000, or 43.1%, increase in insufficient funds fees. Other non-interest income increased by $405,000 to $441,000 for the three months ended June 30, 2012, from $36,000 for the three months ended June 30, 2011. This increase is due primarily to a $101,000 increase in loan servicing fees collected on residential mortgage and auto loans previously sold, and a $208,000 gain recognized on the sale of easement rights owned by the Bank.

Noninterest Expense. Noninterest expense increased $1.3 million to $5.2 million for the three months ended June 30, 2012, from $3.9 million for the three months ended June 30, 2011. The largest components of this increase were salaries and employee benefits, which increased $792,000, or 32.5%, data processing, which increased $172,000, or 61.0%, and other noninterest expense, which increased $201,000, or 61.7%. These increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies, and increased public company costs.

Income Tax Expense. We recorded income tax expense of $134,000 for the three months ended June 30, 2012, compared to an income tax benefit of $210,000 for the three months ended June 30, 2011. The change was primarily the result of higher pre-tax earnings for the quarter ended June 30, 2012 from the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 31.9% compared to (52.8%) for the same period in 2011.

The following tables set forth average balances of assets and liabilities, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$563,596	$5,791	4.13%	$404,998	$4,774	4.73%
Securities	72,848	378	2.09%	76,153	572	3.01%
FHLB stock	7,627	10	0.53%	8,038	6	0.30%
Other	65,648	41	0.25%	25,631	9	0.14%

Total interest-earning assets	709,719	6,220	3.52%	514,820	5,361	4.18%
Non-interest-earning assets	24,047			20,992

Total assets	$733,766			$535,812

Interest-bearing liabilities:
Savings accounts	261,170	468	0.72%	185,919	330	0.71%
Checking accounts	27,088	9	0.13%	24,118	6	0.10%
Money market accounts	10,688	4	0.15%	12,305	7	0.23%
Certificates of deposit	126,807	550	1.74%	131,429	619	1.89%

Total interest-bearing deposits	425,753	1,031	0.97%	353,771	962	1.09%
Federal Home Loan Bank advances	77,957	244	1.26%	87,291	535	2.46%
Securities sold under agreements to repurchase	3,397	3	0.36%	3,399	4	0.47%
Other borrowed funds	1,486	10	2.71%	1,585	12	3.04%

Total interest-bearing liabilities	508,593	1,288	1.02%	446,046	1,513	1.36%
Non-interest-bearing liabilities	92,995			42,504

Total liabilities	601,588			488,550
Stockholders’ Equity	132,178			47,262

Total liabilities and equity	$733,766			$535,812

Net interest and dividend income		$4,932			$3,848

Net interest rate spread (2)			2.50%			2.82%
Net interest-earning assets (3)	$201,126			$68,774

Net interest margin (4)			2.79%			3.00%
Average interest-earning
assets to interest-bearing liabilities			139.55%			115.42%

(1)	Yields and rates for the three-month periods ended June 30, 2012 and 2011 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,504	$(487)	$1,017
Securities	(24)	(170)	(194)
Federal Home Loan Bank stock	—	4	4
Other	21	11	32

Total interest-earning assets	1,501	(642)	859

Interest-bearing liabilities:
Savings accounts	133	5	138
Checking accounts	1	2	3
Money market accounts	(1)	(2)	(3)
Certificates of deposit	(21)	(48)	(69)

Total interest-bearing deposits	112	(43)	69
Federal Home Loan Bank advances	(52)	(239)	(291)
Securities sold under agreements to repurchase	—	(1)	(1)
Other borrowed funds	(1)	(1)	(2)

Total interest-bearing liabilities	59	(284)	(225)

Change in net interest and dividend income	$1,442	$(358)	$1,084

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. Net income for the six months ended June 30, 2012 was $733,000, compared to net income of $1.3 million for the six months ended June 30, 2011. The change in operating results for the six months ended June 30, 2012 compared to the 2011 period resulted primarily from a decrease of $1.1 million in noninterest income and an increase of $2.6 million in noninterest expense, partially offset by an increase of $2.8 million in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $2.8 million to $10.2 million for the six months ended June 30, 2012, compared to $7.4 million for the six months ended June 30, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, partially offset by a 9 basis point decrease in our net interest rate spread. Net average interest-earning assets increased $120.6 million, or 188.0%, to $184.7 million for the six months ended June 30, 2012 from $64.1 million for the six months ended June 30, 2011. Our net interest margin increased 1 basis point to 3.00% for the six months ended June 30, 2012, compared to 2.99% for the six months ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income increased $2.3 million to $12.7 million for the six months ended June 30, 2012, from $10.4 million for the six months ended June 30, 2011. The increase in interest and dividend income was primarily due to a $2.5 million increase in interest income on loans partially offset by a $212,000 decrease in interest and dividend income on securities and other interest-earning assets. The increase in interest income on loans resulted from a 56 basis point decrease in the average yield on loans to 4.28% from 4.84%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $166.0 million to $548.1 million for the six months ended June 30, 2012, from $382.0 million for the six months ended June 30, 2011. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $11.8 million to $76.3 million for the six months ended June 30, 2012, from $88.1 million for the six months ended June 30, 2011, and a 36 basis point decrease in the average yield on securities to 2.60% from 2.96%, which was primarily the result of a true up of unamortized premiums related to the mortgage backed security portfolio that took place during the second quarter of 2012. Dividends on Federal Home Loan Bank stock increased to $20,000 for the six months ended June 30, 2012, from $12,000 paid for the six months ended June 30, 2011. Interest income on other interest-earning assets increased to $54,000 for the six months ended June 30, 2012 from $11,000, primarily due to the increase of $31.8 million in the average balance to $51.5 million for the six months ended June 30, 2012, from $19.6 million for the six months ended June 30, 2011.

Interest Expense. Interest expense decreased $518,000 to $2.5 million for the six months ended June 30, 2012, from $3.1 million for the six months ended June 30, 2011. The decrease resulted from a 40 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $65.3 million, or 15.0%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $119,000 to $2.0 million for the six months ended June 30, 2012, from $1.9 million for the six months ended June 30, 2011. This increase was primarily due to a $70.9 million increase in the average balance of interest-bearing deposits to $410.4 million for the six months ended June 30, 2012, from $339.5 million for the six months ended June 30, 2011. Partially offsetting the increase in average balance was a 14 basis point decrease in the average cost of interest-bearing deposits to 0.96% for the six months ended June 30, 2012, from 1.10% for the six months ended June 30, 2011. We experienced decreases in the average cost within money market accounts and certificates of deposit for the six months ended June 30, 2012, reflecting lower market interest rates compared to the prior period, while the average cost of savings accounts and checking accounts remained consistent for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest expense on total borrowings decreased $637,000 to $569,000 for the six months ended June 30, 2012, from $1.2 million for the six months ended June 30, 2011. This decrease was primarily due to a 129 basis point decrease in the average cost of such borrowings to 1.29% for the six months ended June 30, 2012, from 2.58% for the six months ended June 30, 2011, further aided by a $5.7 million decrease in the average balance of total borrowings to $88.5 million for the six months ended June 30, 2012, from $94.2 million for the six months ended June 30, 2011.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.3 million for the six months ended June 30, 2012, compared to $1.2 million for the six months ended June 30, 2011. The allowance for loan losses was $5.4 million, or 0.90% of total loans, at June 30, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011.

Noninterest Income. Noninterest income decreased by $1.1 million to $2.5 million for the six months ended June 30, 2012, from $3.5 million for the six months ended June 30, 2011. The decline was primarily due to $2.8 million in net realized gains on investment securities that occurred in the six-month period ended June 30, 2011, compared to no such activity in the 2012 period, as our entire equity portfolio was liquidated in the first quarter of 2011. This decrease was partially offset by an increase on the gain on sale of loans of $1.1 million to $1.3 million for the six months ended June 30, 2012, from $217,000 for the six months ended June 30, 2011. The loan sales for both periods were made up of residential mortgages and indirect auto loans. In addition, customer service fees increased by $148,000, or 59.2%, due primarily to an $85,000, or 68.3%, increase in insufficient funds fees. Other non-interest income increased by $462,000 to $527,000 for the six months ended June 30, 2012, from $65,000 for the six months ended June 30, 2011. This increase was due primarily to a $159,000 increase in loan servicing fees collected on residential mortgage and auto loans previously sold, and a $208,000 gain recognized on the sale of easement rights owned by the Bank.

Noninterest Expense. Noninterest expense increased $2.6 million to $10.3 million for the six months ended June 30, 2012, from $7.6 million for the six months ended June 30, 2011. The largest components of this increase were salaries and employee benefits, which increased $1.6 million, or 32.1%, data processing, which increased $367,000, or 76.9%, professional fees, which increased $225,000, or 73.5%, and other noninterest expense, which increased $378,000, or 61.8%. These increases were primarily the result of an investment in human resources and our infrastructure to help execute our commercial and consumer business strategies, and increased public company costs.

Income Tax Expense. We recorded income tax expense of $346,000 for the six months ended June 30, 2012, compared to income tax expense of $698,000 for the six months ended June 30, 2011. The decrease was primarily the result of lower pre-tax earnings for the six month period ended June 30, 2012 from the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 32.1% compared to 34.2% for the same period in 2011.

The following tables set forth average balances of assets and liabilities, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$548,065	$11,668	4.28%	$382,040	$9,160	4.84%
Securities	76,305	988	2.60%	88,091	1,251	2.96%
FHLB stock	7,823	20	0.51%	8,038	12	0.30%
Other	51,461	54	0.21%	19,648	11	0.11%

Total interest-earning assets	683,654	12,730	3.74%	497,817	10,434	4.23%
Non-interest-earning assets	28,600			22,448

Total assets	$712,254			$520,265

Interest-bearing liabilities:
Savings accounts	249,654	879	0.71%	174,161	610	0.71%
Checking accounts	25,937	17	0.13%	23,820	13	0.11%
Money market accounts	11,457	10	0.18%	12,857	17	0.27%
Certificates of deposit	123,360	1,063	1.73%	128,634	1,210	1.90%

Total interest-bearing deposits	410,408	1,969	0.96%	339,472	1,850	1.10%
Federal Home Loan Bank advances	83,740	542	1.30%	88,188	1,140	2.61%
Securities sold under agreements to repurchase	3,312	6	0.36%	3,132	9	0.58%
Other borrowed funds	1,492	21	2.83%	2,898	57	3.97%

Total interest-bearing liabilities	498,952	2,538	1.02%	433,690	3,056	1.42%
Non-interest-bearing liabilities	81,340			39,405

Total liabilities	580,292			473,095
Stockholders’ Equity	131,962			47,170

Total liabilities and equity	$712,254			$520,265

Net interest and dividend income		$10,192			$7,378

Net interest rate spread (2)			2.72%			2.81%
Net interest-earning assets (3)	$184,702			$64,127

Net interest margin (4)			3.00%			2.99%
Average interest-earning assets to interest-bearing liabilities			137.02%			114.79%

(1)	Yields and rates for the six-month periods ended June 30, 2012 and 2011 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)

	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,418	$(910)	$2,508
Securities	(138)	(125)	(263)
Federal Home Loan Bank stock	—	8	8
Other	28	15	43

Total interest-earning assets	3,308	(1,012)	2,296

Interest-bearing liabilities:
Savings accounts	269	—	269
Checking accounts	1	3	4
Money market accounts	(2)	(5)	(7)
Certificates of deposit	(46)	(101)	(147)

Total interest-bearing deposits	222	(103)	119
Federal Home Loan Bank advances	(55)	(543)	(598)
Securities sold under agreements to repurchase	1	(4)	(3)
Other borrowed funds	(23)	(13)	(36)

Total interest-bearing liabilities	145	(663)	(518)

Change in net interest and dividend income	$3,163	$(349)	$2,814

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five-year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2012 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-4.8%
+200	-2.3%
-100	0.4%

(1)	The calculated change for -100 bp and +200 bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at June 30, 2012, in the event of a 200 basis point increase in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.3% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.4% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2012 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 7.2% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 9.2% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2012 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $54.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $34.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $78.6 million in unused lines of credit to borrowers and $20.6 million in unadvanced funds on construction loans. Certificates of deposit due within one year of June 30, 2012 totaled $63.8 million, or 11.9%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2012.

Our primary investing activity is originating loans. During the six months ended June 30, 2012 and the year ended December 31, 2011, we originated $266.7 million and $337.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced a net increase in deposits of $107.0 million and $83.8 million for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the levels of brokered deposits were $23.0 million and $13.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2012, we had $71.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $87.3 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. As of June 30, 2012, our contractual obligations have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2012.

Off-Balance Sheet Arrangements

Loan Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the six months ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities. None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 14, 2012	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)