Form 10-Q
period 2012-09-30
BSB Bancorp, Inc.
filed 2012-11-13
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 9,172,860 shares of common stock, par value $0.01 per share, outstanding as of November 12, 2012.

BSB BANCORP, INC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$1,438	$1,196
Interest-bearing deposits in other banks	31,635	21,599

Cash and cash equivalents	33,073	22,795
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	22,765	—
Investments in held-to-maturity securities, at cost	71,992	89,391
Federal Home Loan Bank stock, at cost	7,627	8,038
Loans held-for-sale	4,042	15,877
Loans, net of allowance for loan losses of $5,979 as of September 30, 2012 (unaudited) and $4,776 as of December 31, 2011	657,353	509,964
Premises and equipment, net	2,866	2,000
Accrued interest receivable	2,446	2,185
Deferred tax asset, net	4,243	4,315
Income taxes receivable	357	—
Bank-owned life insurance	12,761	12,420
Other real estate owned	661	—
Other assets	2,008	1,901

Total assets	$822,313	$669,005

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$109,427	$55,900
Interest-bearing	469,198	374,754

Total deposits	578,625	430,654
Federal Home Loan Bank advances	97,600	95,600
Securities sold under agreements to repurchase	3,193	2,985
Other borrowed funds	1,463	1,502
Accrued interest payable	370	177
Deferred compensation liability	4,523	4,173
Income taxes payable	—	121
Other liabilities	3,841	2,287

Total liabilities	689,615	537,499

Stockholders’ Equity:
Common stock	92	92
Additional paid-in capital	90,039	90,016
Retained earnings	46,867	45,951
Accumulated other comprehensive income (loss)	134	(5)
Unearned compensation - ESOP	(4,434)	(4,548)

Total equity	132,698	131,506

Total liabilities and stockholders’ equity	$822,313	$669,005

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$6,364	$4,908	$18,032	$14,068
Interest on taxable debt securities	559	701	1,540	1,862
Dividends	10	5	38	109
Other interest income	18	6	72	16

Total interest and dividend income	6,951	5,620	19,682	16,055

Interest expense:
Interest on deposits	1,080	905	3,049	2,755
Interest on Federal Home Loan Bank advances	211	421	753	1,562
Interest on securities sold under agreements to repurchase	1	3	7	12
Interest on other borrowed funds	11	12	32	69

Total interest expense	1,303	1,341	3,841	4,398

Net interest and dividend income	5,648	4,279	15,841	11,657
Provision for loan losses	734	320	2,040	1,538
Net interest and dividend income after provision for loan losses	4,914	3,959	13,801	10,119

Noninterest income:
Customer service fees	230	187	628	437
Income from bank-owned life insurance	105	115	316	311
Net gain on sales of loans	191	91	1,506	308
Net gain on sales and calls of securities	—	—	—	2,788
Other income	154	50	681	115

Total noninterest income	680	443	3,131	3,959

Noninterest expense:
Salaries and employee benefits	3,312	2,555	9,697	7,388
Director fees	82	68	272	227
Occupancy expense	207	188	586	569
Equipment expense	110	87	319	248
Deposit insurance	114	106	367	331
Data processing	472	248	1,316	725
Professional fees	200	182	731	488
Marketing	265	214	743	697
Other expense	586	346	1,576	957

Total noninterest expense	5,348	3,994	15,607	11,630

Income before income tax expense	246	408	1,325	2,448
Income tax expense	63	113	409	812

Net income	$183	$295	$916	$1,636

Earnings per share
Basic	$0.02	N/A	$0.11	N/A
Diluted	$0.02	N/A	$0.11	N/A

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$183	$295	916	$1,636
Other comprehensive income, before tax:
Change in fair value of securities available for sale	$211	$—	211	$668
Reclassification adjustment for realized gains in net income	—	—	—	(2,788)
Comprehensive income (loss) - pension	—	—	—	(1)

Other comprehensive income (loss) , before tax	211	—	211	(2,121)

Income tax expense (benefit) related to items of other comprehensive income (loss)	(72)	—	(72)	847

Other comprehensive income (loss), net of tax	139	—	139	(1,274)

Comprehensive income	$322	$295	$1,055	$362

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

NINE MONTHS ENDED September 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
Balance at December 31, 2010	—	—	—	45,652	1,275	—	46,927
Net income	—	—	—	1,636	—	—	1,636
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	—	—	—
reclassification adjustment and tax effect	—	—	—	—	(1,274)	—	(1,274)

Balance at September 30, 2011	—	$—	$—	$47,288	$1	$—	$47,289

Balance at December 31, 2011	9,172,860	92	90,016	45,951	(5)	(4,548)	131,506
Net income	—	—	—	916	—	—	916
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—	139	—	139
Release of ESOP stock	—	—	23			114	137

Balance at September 30, 2012	9,172,860	$92	$90,039	$46,867	$134	$(4,434)	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$916	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	723	851
Net gain on sales and calls of securities	—	(2,788)
Gain on sales of loans, net	(1,506)	(308)
Loans originated for sale	(96,761)	(34,427)
Proceeds from sales of loans	138,458	35,847
Provision for loan losses	2,040	1,538
Change in unamortized mortgage premium	(333)	(59)
Change in net deferred loan costs	(320)	(1,815)
ESOP expense	137	—
Depreciation and amortization expense	363	334
Deferred income tax expense	—	571
Increase in bank-owned life insurance	(316)	(311)
Net change in:
Accrued interest receivable	(261)	61
Other assets	(107)	(792)
Income taxes receivable	(357)	226
Income taxes payable	(121)	—
Accrued interest payable	193	(77)
Deferred compensation liability	350	44
Other liabilities	1,188	511

Net cash provided by operating activities	44,286	1,042

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,587)	(709)
Proceeds from sales of available-for-sale securities	—	15,650
Proceeds from maturities, payments, and calls of held-to-maturity securities	28,377	39,761
Purchases of held-to-maturity securities	(11,668)	(36,564)
Redemption of Federal Home Loan Bank stock	411	—
Recoveries of loans previously charged off	153	7
Loan originations and principal collections, net	(93,589)	(95,555)
Purchases of loans	(84,357)	(8,520)
Capital expenditures	(1,229)	(369)
Premiums paid on bank-owned life insurance	(25)	(31)

Net cash used in investing activities	(184,514)	(86,330)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	53,527	190,270
Net increase in time deposits	94,444	92
Proceeds from Federal Home Loan Bank advances	—	14,500
Principal payments on Federal Home Loan Bank advances	(22,000)	(42,300)
Net change in short-term advances	24,000	28,000
Net increase in securities sold under agreement to repurchase	208	602
Repayment of principal on other borrowed funds	(39)	(3,634)
Net increase decrease in mortgagors’ escrow accounts	366	(21)

Net cash provided by financing activities	150,506	187,509

Net increase in cash and cash equivalents	10,278	102,221
Cash and cash equivalents at beginning of period	22,795	20,988

Cash and cash equivalents at end of period	$33,073	$123,209

Supplemental disclosures:
Interest paid	$3,648	$4,482
Income taxes paid	887	15
Transfer of loans receivable to loans held for sale	28,356	—
Transfer of loans to other real estate owned	661	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012 and December 31, 2011 and the results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the quarter ended September 30, 2012, there were no potentially dilutive common stock equivalents. Earnings per share are not applicable for periods prior to those periods within fiscal year 2012 as the Company did not issue stock until October 4, 2011. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

NOTE 4 – INVESTMENTS IN SECURITIES

The amortized cost of available for sale and held-to-maturity securities and their approximate fair values are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Available-for-sale
September 30, 2012 (unaudited):
Corporate debt securities	$22,554	$211	$—	$22,765

	$22,554	$211	$—	$22,765

There were no available-for-sale securities at December 31, 2011.

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Held-to-maturity securities:
September 30, 2012 (unaudited):
U.S. government sponsored mortgage-backed securities	$49,972	$2,045	$—	$52,017
Corporate debt securities	22,020	376	—	22,396

	$71,992	$2,421	$—	$74,413

December 31, 2011:
U.S. government and federal agency obligations	$5,600	$59	$—	$5,659
U.S. government sponsored mortgage-backed securities	46,432	1,168	(97)	47,503
Corporate debt securities	37,359	600	(25)	37,934

	$89,391	$1,827	$(122)	$91,096

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2012 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		September 30, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$15,345	$15,494
Due after one year through five years	—	—	7,927	8,244
Due after five years through ten years	22,554	22,765	12,669	12,911
Due after ten years	—	—	36,051	37,764

	$22,554	$22,765	$71,992	$74,413

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the nine months ended September 30, 2011 (unaudited), proceeds from sales of available-for-sale securities amounted to $15.7 million. For the nine months ended September 30, 2011 (unaudited) gross realized gains and gross realized losses on those sales amounted to $2.8 million and $56,000, respectively. For the nine months ended September 30, 2011 (unaudited) the income tax expense (benefit) related to the gross gains and losses were $1.1 million and ($23,000), respectively. During the nine months ended September 30, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Held-to-Maturity
	Less than 12 Months		Over 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2011:
U.S. government sponsored mortgage-backed securities	$6,799	$48	$965	$49
Corporate debt securities	7,039	25	—	—

Total temporarily impaired securities	$13,838	$73	$965	$49

There were no securities in an unrealized loss position at September 30, 2012.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2012 (unaudited), no securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2012 (unaudited) quarterly review of securities in the investment portfolio, management has determined that there are no securities with unrealized losses. At December 31, 2011, unrealized losses related to nine debt securities with aggregate depreciation of 0.8% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Based on the Company’s December 31, 2011 review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2011 to be temporarily impaired.

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2012 or during fiscal year 2011.

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

Commercial real estate – Loans in this segment are primarily secured by income-producing properties in eastern Massachusetts. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured for impairment using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. Generally, all other impaired loans are collateral dependent and are measured through the collateral method. Beginning in 2011, all loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. Prior to 2011, all loans on non-accrual status, with the exception of homogeneous residential loans, indirect auto and consumer loans, were considered to be impaired. When the fair value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable.

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2012 (unaudited) and December 31, 2011, the Company had unallocated reserves of $49,000 and $0, respectively.

Loans consisted of the following (in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$230,310	34.91%	$192,295	37.57%
Commercial real estate loans (1)	243,414	36.90	166,261	32.49
Equity lines of credit	62,081	9.41	50,015	9.77
Construction loans	15,645	2.37	15,198	2.97

Total mortgage loans	551,450	83.59	423,769	82.80

Commercial loans	27,187	4.12	20,626	4.03
Consumer loans:
Indirect auto loans	80,383	12.18	66,401	12.97
Other consumer loans (2)	713	0.11	998	0.20

	108,283	16.41	88,025	17.20

Total loans	659,733	100.00%	511,794	100.00%

Net deferred loan costs	2,843		2,523
Net unamortized mortgage premiums	756		423
Allowance for loan losses	(5,979)		(4,776)

Total loans, net	$657,353		$509,964

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and September 30, 2011 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2012 (unaudited) and December 31, 2011 (in thousands). The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,086	$117	$(5)	$—	$1,198
Commercial real estate	2,620	212	—	—	2,832
Construction	168	24	—	—	192
Commercial	390	35	—	—	425
Equity lines of credit	375	150	(165)	97	457
Indirect auto	702	130	(38)	10	804
Consumer	19	17	(16)	2	22
Unallocated	—	49	—	—	49

Total	$5,360	$734	$(224)	$109	$5,979

	Three Months Ended September 30, 2011
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,019	$44	$—	$—	$1,063
Commercial real estate	1,375	143	—	—	1,518
Construction	186	(3)	—	—	183
Commercial	294	27	—	—	321
Equity lines of credit	317	(3)	—	—	314
Indirect auto	524	110	(7)	—	627
Consumer	18	8	(10)	1	17
Unallocated	6	(6)	—	—	—

Total	$3,739	$320	$(17)	$1	$4,043

	Nine Months Ended September 30, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$986	$316	$(132)	$28	$1,198
Commercial real estate	1,969	863	—	—	2,832
Construction	188	4	—	—	192
Commercial	321	104	—	—	425
Equity lines of credit	632	348	(620)	97	457
Indirect auto	664	327	(208)	21	804
Consumer	16	29	(30)	7	22
Unallocated	—	49	—	—	49

Total	$4,776	$2,040	$(990)	$153	$5,979

	Nine Months Ended September 30, 2011
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,057	$216	$(210)	$—	$1,063
Commercial real estate	1,136	382	—	—	1,518
Construction	140	43	—	—	183
Commercial	261	121	(61)	—	321
Equity lines of credit	236	161	(83)	—	314
Indirect auto	38	604	(15)	—	627
Consumer	21	11	(22)	7	17

Total	$2,889	$1,538	$(391)	$7	$4,043

	September 30, 2012 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$5,674	$74	$224,636	$1,124	$230,310	$1,198
Commercial real estate	2,369	—	241,045	2,832	243,414	2,832
Construction	—	—	15,645	192	15,645	192
Commercial	121	—	27,066	425	27,187	425
Equity lines of credit	617	40	61,464	417	62,081	457
Indirect auto	—	—	80,383	804	80,383	804
Consumer	4	—	709	22	713	22
Unallocated	—	—	—	49	—	49

Total	$8,785	$114	$650,948	$5,865	$659,733	$5,979

	December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,149	$97	$189,146	$889	$192,295	$986
Commercial real estate	—	—	166,261	1,969	166,261	1,969
Construction	—	—	15,198	188	15,198	188
Commercial	155	—	20,471	321	20,626	321
Equity lines of credit	1,123	314	48,892	318	50,015	632
Indirect auto	—	—	66,401	664	66,401	664
Consumer	—	—	998	16	998	16

Total	$4,427	$411	$507,367	$4,365	$511,794	$4,776

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2012 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
		Unpaid	Average
	Recorded	Principal	Recorded	Specific	Income
	Investment	Balance	Investment	Allowance	Recognized
Residential one-to-four family	$583	$583	$919	$74	$8
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Equity lines of credit	192	275	566	40	1
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$775	$858	$1,485	$114	$9

	Impaired loans with no related allowance for credit losses
		Unpaid	Average
	Recorded	Principal	Recorded	Income
	Investment	Balance	Investment	Recognized
Residential one-to-four family	$5,091	$5,195	$2,332	$10
Commercial real estate	2,369	2,369	358	13
Construction	—	—	—	—
Commercial	121	121	46	3
Equity lines of credit	425	424	387	8
Indirect auto	—	—	—	—
Consumer	4	4	1	—

Totals	$8,010	$8,113	$3,124	$34

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011 (in thousands):

	Impaired loans with a related allowance for credit losses
		Unpaid	Average
	Recorded	Principal	Recorded	Specific	Income
	Investment	Balance	Investment	Allowance	Recognized
Residential one-to-four family	$705	$705	$403	$97	$21
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	3	—	—
Equity lines of credit	731	731	514	314	8
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,436	$1,436	$920	$411	$29

	Impaired loans with no related allowance for credit losses
		Unpaid	Average
	Recorded	Principal	Recorded	Income
	Investment	Balance	Investment	Recognized
Residential one-to-four family	$2,444	$2,653	$1,685	$53
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	155	155	56	7
Equity lines of credit	392	475	374	12
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,991	$3,283	$2,115	$72

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2012 (unaudited)
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$258	$2,119	$1,369	$3,746	$—	$1,587
Commercial real estate	—	—	121	121	—	121
Equity lines of credit	470	—	216	686	—	416
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	88	68	—	156	—	—
Consumer	—	—	4	4	—	4

	$816	$2,187	$1,710	$4,713	$—	$2,128

	December 31, 2011
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$51	$1,188	$1,880	$3,119	$—	$3,149
Commercial real estate	—	—	—	—	—	—
Equity lines of credit	634	—	847	1,481	—	1,123
Construction	—	—	—	—	—	—
Other loans:
Commercial	10	—	7	17	—	155
Indirect auto	209	23	—	232	—	—
Consumer	—	1	—	1	—	—

	$904	$1,212	$2,734	$4,850	$—	$4,427

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

The following table presents the Company’s loans by risk rating at September 30, 2012 (unaudited) and December 31, 2011 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$6,256	$3,527	$220,527	$230,310
Commercial real estate	229,768	8,132	5,514	—	243,414
Construction	15,645	—	—	—	15,645
Commercial	26,933	146	108	—	27,187
Home equity	—	200	686	61,195	62,081
Indirect auto	—	—	—	80,383	80,383
Consumer	—	—	—	713	713

Total	$272,346	$14,734	$9,835	$362,818	$659,733

	December 31, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$1,940	$1,238	$3,573	$185,544	$192,295
Commercial real estate	165,134	1,127	—	—	166,261
Construction	13,642	—	1,556	—	15,198
Commercial	20,446	—	180	—	20,626
Home equity	—	359	1,123	48,533	50,015
Indirect auto	—	—	—	66,401	66,401
Consumer	—	—	—	998	998

Total	$201,162	$2,724	$6,432	$301,476	$511,794

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the nine months ended September 30, 2012, eight loans were modified and determined to be troubled debt restructurings. During the year ended December 31, 2011, no loans were modified and determined to be troubled debt restructurings. At September 30, 2012, the Company had $7.5 million of troubled debt restructurings related to ten loans, which were modified in 2010 and 2012.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
TDR’s on Accrual Status	$6,655	$—
TDR’s on Nonaccrual Status	825	685

Total TDR’s	$7,480	$685

Amount of Specific Reserves Included in the Allowance for Loan Losses associated with TDR’s	$69	$—

Additional Commitments to Lend to a borrower	$—	$—

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

		Three months ended September 30, 2012	(unaudited)		Nine months ended September 30, 2012	(unaudited)
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	5	$4,491	$4,507	5	$4,491	$4,507
Commercial real estate	3	2,369	2,369	3	2,369	2,369
Equity lines of credit	0	—	—	0	—	—
Construction	0	—	—	0	—	—
Other loans:
Commercial	0	—	—	0	—	—
Indirect auto	0	—	—	0	—	—
Consumer	0	—	—	0	—	—

	8	$6,860	$6,876	8	$6,860	$6,876

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated (in thousands):

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
	(unaudited)	(unaudited)
Extended Maturity	$2,369	$2,369
Adjusted Interest Rate:	221	221
Combination Rate and Maturity:	—	—
Interest Only Period	4,286	4,286

Total	$6,876	$6,876

There were no modifications determined to be TDR’s during 2011.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At September 30, 2012 (unaudited) and December 31, 2011, residential loans previously sold and serviced by the Company were $71.9 million and $28.3 million, respectively. At September 30, 2012 (unaudited) and December 31, 2011, indirect auto loans previously sold and serviced by the Company were $88.9 million and $28.3 million, respectively.

As of September 30, 2012 (unaudited) and December 31, 2011, loans sold with recourse amounted to $1.5 million and $1.5 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability and reliability of the assumptions used to determine fair value.

Level 1 - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Level 3 inputs are unobservable inputs for the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities to determine fair value as of September 30, 2012 (unaudited) and December 31, 2011.

Cash Instruments

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no significant transfers between level 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011.

Investment Securities

The Company’s investment in mortgage-backed securities and other debt securities is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

Loans Held for Sale

The Company elects to account for new originations of loans held for sale and transfers from held for investment to loans held for sale at the lower of cost or fair value. Fair value is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 3.

Impaired Loans

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals that utilize sales and estimated values of similar properties, obtained from a third party. The inputs used in the appraisals of the collateral are not always observable, and therefore the loans may be categorized as Level 3 within the fair value hierarchy.

Other Real Estate Owned

The fair values are estimated based upon recent valuations of the property less costs to sell the property. Certain inputs used in valuations are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3 within the fair value hierarchy. When inputs in valuations are observable, they are classified as Level 2.

Fair Value Measurements

The following summarizes assets measured at fair value as of September 30, 2012 (unaudited) and December 31, 2011 (in thousands). Assets measured at fair value on a recurring basis at September 30, 2012 (unaudited) include investments in available-for-sale securities. Assets measured at fair value on a non-recurring basis include loans held for sale and other real estate owned.

	September 30, 2012 (unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (a)	$33,073	$33,073	$33,073	$—	$—
Interest-bearing time deposits with other banks (a)	119	119	—	119	—
Investments in available-for-sale securities	22,765	22,765	—	22,765	—
Held-to-maturity securities (b)	71,992	74,413	—	74,413	—
Federal Home Loan Bank stock (a)	7,627	7,627	—	7,627	—
Loans held-for-sale	4,042	4,338	—	—	4,338
Loans, net (c)	657,353	669,077	—	—	669,077
Accrued interest receivable (a)	2,446	2,446	2,446	—	—

Financial liabilities:
Deposits (d)	578,625	593,245	—	593,245	—
Federal Home Loan Bank advances (d)	97,600	98,188	—	98,188	—
Securities sold under agreements to repurchase (a)	3,193	3,193	—	3,193	—
Other borrowed funds (a)	1,463	1,463	—	1,463	—
Accrued interest payable (a)	370	370	370	—	—
Mortgagor’s escrow accounts (a)	808	808	808	—	—

Assets above for which fair value is only disclosed

a - Carrying value approximates fair value.

b - The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

c - Fair value is estimated by discounting estimated future cash flows.

d - Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$22,795	$22,795
Interest-bearing time deposits with other banks	119	123
Investments in available-for-sale securities	—	—
Held-to-maturity securities	89,391	91,096
Federal Home Loan Bank stock	8,038	8,038
Loans held-for-sale	15,877	15,918
Loans, net	509,964	515,948
Accrued interest receivable	2,185	2,185

Financial liabilities:
Deposits	430,654	433,267
Federal Home Loan Bank advances	95,600	96,001
Securities sold under agreements to repurchase	2,985	2,985
Other borrowed funds	1,502	1,469
Accrued interest payable	177	177
Mortgagors’ escrow accounts	442	442

	September 30, 2012
		(unaudited)
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,124
Other real estate owned	—	—	661

Totals	$—	$—	$2,785

	December 31, 2011
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,315

Totals	$—	$—	$1,315

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

There were no transfers between Level 1 and Level 2 assets and liabilities for the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2012 (unaudited) and December 31, 2011 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of September 30, 2012 (unaudited) and December 31, 2011, the principal balance of these loans totaled $1.5 million and $1.5 million, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 8 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2012 (unaudited) and December 31, 2011 relating to these plans was $1.3 million and $1.2 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $569,000 and $566,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At September 30, 2012 (unaudited) and December 31, 2011, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $458,000 and $265,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $249,000 and $210,000 for the three months ended September 30, 2012 and 2011 (unaudited), respectively, and $756,000 and $548,000 for the nine months ended September 30, 2012 and 2011 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2012 and 2011 (unaudited) totaled $151,000 and $127,000, respectively and for the nine months ended September 30, 2012 and 2011 (unaudited) totaled $439,000 and $426,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at September 30, 2012 (unaudited) and December 31, 2011 relating to this plan was $2.2 million and $2.1 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $31,000 and $61,000 in relation to the plan during the three and nine months ended September 30, 2012 and $0 in relation to the plan during the three and nine months ended September 30, 2011 (unaudited).

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

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at September 30, 2012). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 9 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

September 30, 2012 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,752	$—	$4,752
FHLB borrowings	16,367	222,215	238,582
Federal Reserve Bank LOC	13,202	—	13,202

Total pledged assets	$34,321	$222,215	$256,536

December 31, 2011	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,715	$—	$5,715
FHLB borrowings	25,098	176,574	201,672
Federal Reserve Bank LOC	10,352	—	10,352

Total pledged assets	$41,165	$176,574	$217,739

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total Assets. Total assets increased $153.3 million to $822.3 million at September 30, 2012, from $669.0 million at December 31, 2011. The increase was primarily the result of a $147.4 million, or 28.9%, increase in net loans, a $10.3 million, or 45.1% increase in cash and cash equivalents, and a $22.8 million increase in investments in available-for-sale-securities (from zero at December 31, 2011), partially offset by an $11.8 million, or 74.5%, decrease in loans held for sale, and a $17.4 million decrease in securities held-to-maturity.

Loans. Net loans increased by $147.4 million to $657.4 million at September 30, 2012 from $510.0 million at December 31, 2011. The increase in net loans was primarily due to increases of $77.2 million, or 46.4%, in commercial real estate loans, $38 million, or 19.8% in residential one-to-four family loans, $12.1 million, or 24.1%, in home equity lines of credit, $6.6 million, or 31.8%, in commercial loans, and $14.0 million, or 21.1%, in indirect auto loans. While we have continued to originate significant amounts of one-to-four family residential loans and indirect auto loans in 2012, we have sold these loan types at an increased pace from the prior years. Further, our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of these strategic business lines.

Investment Securities. Total investment securities increased $5.4 million to $94.8 million at September 30, 2012, from $89.4 million at December 31, 2011, reflecting our deployment of excess cash into earning assets. The increase in investment securities resulted from an increase of $3.5 million, or 7.62% in U.S. government sponsored mortgage-backed securities, and an increase of $7.4 million, or 19.88% in corporate debt securities, partially offset by a decrease of $5.6 million, or 100%, in U.S. government and federal agency obligations.

Cash and Cash Equivalents. Cash and cash equivalents increased by $10.3 million to $33.1 million at September 30, 2012, from $22.8 million at December 31, 2011. The influx of cash was due to the success in deposit growth.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2012, our investment in bank-owned life insurance was $12.8 million, an increase of $341,000 from $12.4 million at December 31, 2011, reflecting premiums paid and an increase in cash value.

Deposits. Deposits increased $148.0 million, or 34.4%, to $578.6 million at September 30, 2012 from $430.7 million at December 31, 2011. The increase in deposits was due to a $75.9 million, or 34.1% increase in savings accounts, a $53.5 million, or 95.8%, increase in demand deposits, and a $12.1 million, or 53.5%, increase in interest-bearing checking accounts. The strong deposit growth continued as our retail, small business and commercial real estate teams have had ongoing success with the Platinum Blue checking and savings relationship products. A new advertising campaign, technology offerings and the expansion of our Waltham Supermarket branch, further contributed to the results.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$109,427	18.91%	$55,900	12.98%
Interest-bearing checking accounts	34,764	6.01	22,646	5.26
Savings accounts	298,541	51.59	222,630	51.69
Money market deposits	10,545	1.82	10,633	2.47

Total transaction accounts	453,277	78.33	311,809	72.40

Term certificates less than $100,000	56,922	9.84	53,877	12.51
Term certificates $100,000 or more	68,426	11.83	64,968	15.09

Total certificate accounts	125,348	21.67	118,845	27.60

Total deposits	$578,625	100.00%	$430,654	100.00%

Borrowings. At September 30, 2012, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings increased $2.2 million, or 2.17%, to $102.3 million at September 30, 2012, from $100.1 million at December 31, 2011. Advances from the Federal Home Loan Bank of Boston increased $2.0 million to $97.6 million at September 30, 2012, from $95.6 million at December 31, 2011, and repurchase agreements increased $208,000 to $3.2 million at September 30, 2012, from $3.0 million at December 31, 2011.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$60,600	$82,600
Other borrowed funds	1,463	1,502

	$62,063	$84,102

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	$37,000	$13,000
Repurchase agreements	3,193	2,985

	40,193	15,985

Total borrowed funds	$102,256	$100,087

Stockholders’ Equity. Total equity capital increased $1.2 million to $132.7 million at September 30, 2012, from $131.5 million at December 31, 2011. This increase in stockholders’ equity was primarily due to earnings for the year of $916,000, other comprehensive income related to unrealized gains on investments in securities available for sale of $139,000 after taxes and the release of ESOP stock of $137,000 .

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30,	At December 31,
	2012	2011
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,587	$3,149
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	416	1,123
Commercial loans	121	155
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	4	—

Total non-accrual loans	$2,128	$4,427

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$2,128	$4,427

Other real estate owned	$661	$—
Repossessed automobiles	26	—

Total non-performing assets (NPAs)	$2,815	$4,427

Troubled debt restructures included in NPAs	$825	$609
Troubled debt restructures not included in NPAs	6,655	—

Total troubled debt restructures	$7,480	$609

Ratios:
Non-performing loans to total loans	0.32%	0.86%
Non-performing assets to total assets	0.34%	0.66%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of Senior Management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by Senior Management. At September 30, 2012, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At September 30, 2012, we had $7.5 million of troubled debt restructurings related to ten loans.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income for the three months ended September 30, 2012 was $183,000, compared to net income of $295,000 for the three months ended September 30, 2011. The change in operating results for the three months ended September 30, 2012 compared to the 2011 period resulted primarily from an increase in the provision for loan losses of $414,000 and an increase of $1.4 million in noninterest expense partially offset by an increase of $237,000 in noninterest income and an increase of $1.4 million in net interest and dividend income, partially offset by

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million to $5.7 million for the three months ended September 30, 2012, compared to $4.3 million for the three months ended September 30, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits.

Net average interest-earning assets increased $220 million, or 41.12% to $754.7 million for the three months ended September 30, 2012 from $534.8 million for the three months ended September 30, 2011. Our net interest margin decreased 19 basis points to 2.98% for the three months ended September 30, 2012, compared to 3.17% for the three months ended September 30, 2011, and our net interest rate spread decreased 33 basis points to 2.69% for the three months ended September 30, 2012, compared to 3.02% for the three months ended September 30, 2011.

Interest and Dividend Income. Interest and dividend income increased $1.3 million to $6.9 million for the three months ended September 30, 2012, from $5.6 million for the three months ended September 30, 2011. The increase in interest and dividend income was primarily due to a $1.5 million increase in interest income on loans partially offset by a $137,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a 53 basis point decrease in the average yield on loans to 4.02% from 4.55%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $201.6 million to $630.0 million for the three months ended September 30, 2012, from $428.4 million for the three months ended September 30, 2011. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $6.7 million to $83.2 million for the three months ended September 30, 2012, from $89.9 million for the three months ended September 30, 2011, as well as a 42 basis point decrease in the average yield on securities to 2.67% from 3.09%. Dividends on Federal Home Loan Bank stock increased to $10,000 for the three months ended September 30, 2012, from $5,000 paid for the three months ended September 30, 2011. Interest income on other interest-earning assets increased to $18,000 for the three months ended September 30, 2012 from $6,000, primarily due to the increase of $22.8 million in the average balance to $33.9 million for the three months ended September 30, 2012, from $11.1 million for the three months ended September 30, 2011.

Interest Expense. Interest expense decreased $38,000 to $1.3 million for the three months ended September 30, 2012, from $1.3 million for the three months ended September 30, 2011. The decrease resulted from an 18 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $71.5 million, or 15.4%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $175,000 to $1.1 million for the three months ended September 30, 2012, from $905,000 for the three months ended September 30, 2011. This increase was primarily due to a $91.5 million increase in the average balance of interest-bearing deposits to $454.8 million for the three months ended September 30, 2012, from $363.3 million for the three months ended September 30, 2011. Offsetting the increase in average balance was a 5 basis point decrease in the average cost of interest-bearing deposits to 0.94% for the three months ended September 30, 2012, from 0.99% for the three months ended September 30, 2011. We experienced decreases in the average cost within money market accounts and certificates of deposit for the three months ended September 30, 2012, reflecting lower market interest rates compared to the prior period, while the average cost of savings accounts increased and checking accounts remained consistent for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Interest expense on total borrowings decreased $213,000 to $223,000 for the three months ended September 30, 2012, from $436,000 for the three months ended September 30, 2011. This decrease was primarily due to a 64 basis point decrease in the average cost of FHLB advances to 1.12% for the three months ended September 30, 2012, from 1.76% for the three months ended September 30, 2011, and a $20.0 million decrease in the average balance of FHLB advances to $74.9 million for the three months ended September 30, 2012, from $95.0 million for the three months ended September 30, 2011.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $734,000 for the three months ended September 30, 2012, compared to $320,000 for the three months ended September 30, 2011. The allowance for loan losses was $6.0 million, or 0.91% of total loans, at September 30, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011.

Noninterest Income. Noninterest income increased by $237,000 to $680,000 for the three months ended September 30, 2012, from $443,000 for the three months ended September 30, 2011. The increase was primarily due to an increase of 100,000 in gains on sales of loans from $91,000 for the three months ended September 30, 2011 to $191,000 for the three months ended September 30, 2012 and an increase in other income of $104,000, primarily attributable to an increase in loan servicing fee income, from $50,000 for the three months ended September 30, 2011 to $154,000 for the three months ended September 30, 2012. The loan sales for both periods were made up of residential mortgages and indirect auto loans.

Noninterest Expense. Noninterest expense increased $1.4 million to $5.3 million for the three months ended September 30, 2012, from $4.0 million for the three months ended September 30, 2011. The largest components of this increase were salaries and employee benefits, which increased $757,000, or 29.6%, data processing, which increased $224,000, or 90.3%, and other noninterest expense, which increased $240,000, or 69.4%. These increases in expenses were primarily the result of new staff added to execute the Company’s commercial and consumer business strategies, increased infrastructure costs related to increased business volume, and public company costs.

Income Tax Expense. We recorded income tax expense of $63,000 for the three months ended September 30, 2012, compared to income tax expense of $113,000 for the three months ended September 30, 2011. The decrease was primarily the result of lower pre-tax earnings for the quarter ended September 30, 2012 from the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was 25.49% compared to 27.75% for the same period in 2011.

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

	For the Three Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$629,979	$6,364	4.02%	$428,366	$4,908	4.55%
Securities	83,206	559	2.67%	89,948	701	3.09%
FHLB stock	7,627	10	0.51%	5,417	5	0.40%
Other	33,870	18	0.21%	11,065	6	0.22%

Total interest-earning assets	754,682	6,951	3.66%	534,796	5,620	4.17%
Non-interest-earning assets	18,873			27,163

Total assets	$773,555			$561,959

Interest-bearing liabilities:
Savings accounts	284,551	526	0.74%	201,764	344	0.68%
Checking accounts	32,008	9	0.11%	24,489	7	0.12%
Money market accounts	10,543	3	0.12%	12,089	6	0.21%
Certificates of deposit	127,707	542	1.69%	125,003	548	1.74%

Total interest-bearing deposits	454,809	1,080	0.94%	363,345	905	0.99%
Federal Home Loan Bank advances	74,980	211	1.12%	95,005	421	1.76%
Securities sold under agreements to repurchase	3,483	1	0.15%	3,318	3	0.41%
Other borrowed funds	1,471	11	2.86%	1,573	12	2.97%

Total interest-bearing liabilities	534,743	1,303	0.97%	463,241	1,341	1.15%
Non-interest-bearing liabilities	106,415			51,607

Total liabilities	641,158			514,848
Stockholders’ Equity	132,397			47,111

Total liabilities and equity	$773,555			$561,959

Net interest and dividend income		$5,648			$4,279

Net interest rate spread (2)			2.69%			3.02%
Net interest-earning assets (3)	219,939			71,555

Net interest margin (4)			2.98%			3.17%
Average interest-earning assets to interest-bearing liabilities			141.13%			115.45%

(1)	Yields and rates for the three-month periods ended September 30, 2012 and 2011 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,932	$(476)	$1,456
Securities	(51)	(91)	(142)
Federal Home Loan Bank stock	3	2	5
Other	12	(0)	12

Total interest-earning assets	1,896	(565)	1,331

Interest-bearing liabilities:
Savings accounts	150	32	182
Checking accounts	2	—	2
Money market accounts	(1)	(2)	(3)
Certificates of deposit	19	(25)	(6)

Total interest-bearing deposits	170	5	175

Federal Home Loan Bank advances	(77)	(133)	(210)
Securities sold under agreements to repurchase	—	(2)	(2)
Other borrowed funds	(1)	—	(1)

Total interest-bearing liabilities	92	(130)	(38)

Change in net interest and dividend income	$1,804	$(435)	$1,369

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. Net income for the nine months ended September 30, 2012 was $916,000, compared to net income of $1.6 million for the nine months ended September 30, 2011. The change in operating results for the nine months ended September 30, 2012 compared to the 2011 period resulted primarily from a decrease of $828,000 million in noninterest income and an increase of $4.0 million in noninterest expense, partially offset by an increase of $4.2 million in net interest and dividend income.

Net Interest and Dividend Income. Net interest and dividend income increased $4.2 million to $15.8 million for the nine months ended September 30, 2012, compared to $11.7 million for the nine months ended September 30, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $210.0 million, or 41.64% to $714.0 million for the nine months ended September 30, 2012 from $504.4 million for the nine months ended September 30, 2011. Our net interest margin decreased 13 basis points to 2.96% for the nine months ended September 30, 2012, compared to 3.09% for the nine months ended September 30, 2011, and our net interest rate spread decreased 25 basis points to 2.68% for the nine months ended September 30, 2012, compared to 2.93% for the nine months ended September 30, 2011.

Interest and Dividend Income. Interest and dividend income increased $3.6 million to $19.7 million for the nine months ended September 30, 2012, from $16.1 million for the nine months ended September 30, 2011. The increase in interest and dividend income was primarily due to a $4.0 million increase in interest income on loans partially offset by a $337,000 decrease in interest and dividend income on securities and other interest-earning assets. The increase in interest income on loans resulted from an increase in the average balance of loans of $188 million to $582 million for the nine months ended September 30, 2012, from $395 million for the nine months ended September 30, 2011, partially offset by a 63 basis point decrease in the average yield on loans to 4.14% from 4.77%, primarily due to lower market interest rates during the period. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $17.6 million to $78.6 million for the nine months ended September 30, 2012, from $96.2 million for the nine months ended September 30, 2011, and a 9 basis point decrease in the average yield on securities to 2.62% from 2.71%. Dividends on FHLB stock increased to $38,000 for the nine months ended September 30, 2012, from $18,000 paid for the nine months ended September 30, 2011. Interest income on other interest-earning assets increased to $72,000 for the nine months ended September 30, 2012 from $16,000, primarily due to the increase of $33.8 million in the average balance to $45.6 million for the nine months ended September 30, 2012, from $11.8 million for the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased $557,000 to $3.8 million for the nine months ended September 30, 2012, from $4.4 million for the nine months ended September 30, 2011. The decrease resulted from a 33 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $67.9 million, or 15.32%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $294,000 to $3.0 million for the nine months ended September 30, 2012, from $2.8 million for the nine months ended September 30, 2011. This increase was primarily due to a $79.2 million increase in the average balance of interest-bearing deposits to $425.3 million for the nine months ended September 30, 2012, from $346.1 million for the nine months ended September 30, 2011. The increase in average balance was partially offset by a 10 basis point decrease in the average cost of interest-bearing deposits to 0.96% for the nine months ended September 30, 2012, from 1.06% for the nine months ended September 30, 2011. We experienced decreases in the average cost within money market accounts and certificates of deposit for the nine months ended September 30, 2012, reflecting lower market interest rates compared to the prior period, while the average cost of savings and checking accounts remained consistent for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Interest expense on total borrowings decreased $851,000 to $792,000 for the nine months ended September 30, 2012, from $1.6 million for the nine months ended September 30, 2011. This decrease was primarily due to a 104 basis point decrease in the average cost of FHLB advances to 1.25% for the nine months ended September 30, 2012, from 2.29% for the nine months ended September 30, 2011, and a $10.4 million decrease in the average balance of FHLB advances to $80.8 million for the nine months ended September 30, 2012, from $91.2 million for the nine months ended September 30, 2011.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $2.0 million for the nine months ended September 30, 2012, compared to $1.5 million for the nine months ended September 30, 2011. The allowance for loan losses was $6.0 million, or 0.91% of total loans, at September 30, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011.

Noninterest Income. Noninterest income decreased by $828,000 to $3.1 million for the nine months ended September 30, 2012, from $4.0 million for the nine months ended September 30, 2011. The decline was primarily due to $2.8 million in net realized gains on investment securities that occurred in the nine-month period ended September 30, 2011, compared to no such activity in the 2012 period, as the entire equity portfolio was liquidated in the first quarter of 2011. This decrease was partially offset by an increase on the gain on sale of loans of $1.2 million to $1.5 million for the nine months ended September 30, 2012, from $308,000 for the nine months ended September 30, 2011. The loan sales for both periods were made up of residential mortgages and indirect auto loans. In addition, customer service fees increased by $191,000, or 43.6%, and other non-interest income was increased by $566,000 to $681,000 for the nine months ended September 30, 2012, from $115,000 for the nine months ended September 30, 2011, due primarily to a $274,000, or 332.54%, increase in loan servicing fees on indirect auto and residential mortgage loans sold.

Noninterest Expense. Noninterest expense increased $4.0 million to $15.6 million for the nine months ended September 30, 2012, from $11.6 million for the nine months ended September 30, 2011. The largest components of this increase were salaries and employee benefits, which increased $2.3 million, or 31.2%, data processing, which increased $591,000, or 81.6%, professional fees, which increased $243,000, or 49.8%, and other noninterest expense, which increased $619,000, or 64.7%. These increases in expenses were primarily the result of new staff added to execute the Company’s commercial and consumer business strategies, increased infrastructure costs related to increased business volume, and public company costs.

Income Tax Expense. We recorded income tax expense of $409,000 for the nine months ended September 30, 2012, compared to income tax expense of $812,000 for the nine months ended September 30, 2011. The decrease was primarily the result of lower pre-tax earnings for the quarter ended September 30, 2012 from the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 30.8% compared to 33.2% for the same period in 2011.

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

	For the Nine Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$582,445	$18,032	4.14%	$394,513	$14,068	4.77%
Securities	78,622	1,540	2.62%	96,246	1,953	2.71%
FHLB stock	7,757	38	0.65%	1,825	18	1.30%
Other	45,555	72	0.21%	11,780	16	0.18%

Total interest-earning assets	714,379	19,682	3.68%	504,364	16,055	4.26%
Non-interest-earning assets	18,432			29,053

Total assets	$732,811			$533,417

Interest-bearing liabilities:
Savings accounts	261,371	1,405	0.72%	180,971	954	0.70%
Checking accounts	27,975	26	0.13%	25,004	20	0.11%
Money market accounts	11,150	13	0.15%	12,703	24	0.25%
Certificates of deposit	124,819	1,605	1.72%	127,439	1,757	1.84%

Total interest-bearing deposits	425,315	3,049	0.96%	346,117	2,755	1.06%
Federal Home Loan Bank advances	80,799	753	1.25%	91,208	1,562	2.29%
Securities sold under agreements to repurchase	3,370	7	0.28%	3,157	12	0.53%
Other borrowed funds	1,485	32	2.88%	2,607	69	3.53%

Total interest-bearing liabilities	510,969	3,841	1.00%	443,089	4,398	1.33%
Non-interest-bearing liabilities	89,734			43,192

Total liabilities	600,703			486,281
Stockholders’ Equity	132,108			47,136

Total liabilities and equity	$732,811			$533,417

Net interest and dividend income		$15,841			$11,657

Net interest rate spread (2)			2.68%			2.93%
Net interest-earning assets (3)	203,410			61,275

Net interest margin (4)			2.96%			3.09%
Average interest-earning assets to interest-bearing liabilities			139.81%			113.83%

(1)	Yields and rates for the nine-month periods ended September 30, 2012 and 2011 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$5,493	$(1,529)	$3,964
Securities	(345)	(68)	(413)
Federal Home Loan Bank stock	24	(4)	20
Other	53	3	56

Total interest-earning assets	5,225	(1,598)	3,627

Interest-bearing liabilities:
Savings accounts	433	18	451
Checking accounts	3	3	6
Money market accounts	(3)	(8)	(11)
Certificates of deposit	(35)	(117)	(152)

Total interest-bearing deposits	398	(104)	294

Federal Home Loan Bank advances	(162)	(647)	(809)
Securities sold under agreements to repurchase	1	(6)	(5)
Other borrowed funds	(26)	(11)	(37)

Total interest-bearing liabilities	211	(768)	(557)

Change in net interest and dividend income	$5,014	$(830)	$4,184

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

Exposure to interest rate risk is managed by Belmont Savings Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given Belmont Savings Bank's capital and liquidity requirements, business strategy and performance objectives. Through such management, Belmont Savings Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2012 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-9.8%
+200	-5.9%
- 100	0.1%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2012, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 5.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.1% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2012 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 13.5% decrease in the economic value of our equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 12.5% decrease in the economic value of our equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2012 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $33.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2012, we had $18.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $81.8 million in unused lines of credit to borrowers and $18.6 million in unadvanced funds on construction loans. Certificates of deposit due within one year of September 30, 2012 totaled $56.6 million, or 9.78%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2012.

Our primary investing activity is originating loans. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we originated $394.5 million and $337.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $148.0 million and $83.8 million for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the levels of brokered deposits were $23.3 million and $13.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2012, we had $97.6 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $55.8 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. As of September 30, 2012, our contractual obligations have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2012.

Off-Balance Sheet Arrangements

Loan Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the nine months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities. None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 13, 2012	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)