Form 10-K
period 2012-12-31
BSB Bancorp, Inc.
filed 2013-03-14
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012 was approximately $106,413,260.

The number of shares outstanding of the registrant’s common stock as of March 8, 2013 was 8,982,554.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2012, we had consolidated assets of $838.1 million, consolidated deposits of $607.9 million and consolidated equity of $133.3 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one to four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial and regular checking accounts and IRAs.

Throughout its history, Belmont Savings has remained focused on providing a broad range of quality services within its market area as a traditional community bank. However, in 2009, in order to provide the bank with flexibility to make potential acquisitions, Belmont Savings reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the Bank’s management and operations, the board of directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan is intended to take advantage of the sound Eastern Massachusetts economy, which has not been as negatively affected by the recent recession as other regions of the United States. The strategic plan contemplates significant growth in assets and liabilities over the next several years with the intent of making Belmont Savings a leader in market share in Belmont and the surrounding communities, the “Bank of Choice” for small businesses in its market area, an originator and distributor of high quality auto loans and the trusted lending partner for area commercial real estate investors, developers and managers.

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

Market Area

We conduct our operations from our five full service branch offices located in Belmont, Watertown and Waltham in Southeast Middlesex County, Massachusetts. Our primary lending market includes Essex, Middlesex, Norfolk and Suffolk Counties, Massachusetts. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant financial service companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Our lending area is primarily an urban market area with a substantial amount of one to four unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums and office buildings. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. Based on the 2010 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2012, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 5.9% compared to the national unemployment rate of 7.8%.

New In-Store Branches

On February 27, 2013, we entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newtonville, Massachusetts. The leases commence upon licensed approval to occupy the space, which is expected to be in June of 2013 and August of 2013 for Cambridge and Newtonville, respectively. Both branches will have state of the art technology, five to six staff, and two offices to meet and work with customers. The branches will have all the same service offerings as a traditional full-sized branch.

The Cambridge and Newton branch announcements continue our planned expansion of our network, bringing the total number of branches to seven. We believe that entering neighboring Cambridge and Newton markets are the next logical step for the bank.

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

Our deposit sources are primarily concentrated in the communities surrounding our five full-service branch offices located in Belmont, Watertown and Waltham, Massachusetts. As of June 30, 2012 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of nine bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 34.15% market share. As of that same date, we ranked fifth of eight bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 4.5% market share and tenth of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 0.3% market share.

Lending Activities

Our primary lending activity is the origination of one to four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $11.2 million, $15.9 million, $3.8 million, $250,000, $0, and $0 at December 31, 2012, 2011, 2010, 2009, and September 30, 2009 and 2008, respectively.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$201,845	30.70%	$192,295	37.57%	$184,087	54.27%
Commercial real estate (1)	261,022	39.71	166,261	32.49	91,221	26.89
Home equity lines of credit	66,939	10.18	50,015	9.77	30,921	9.11
Construction	16,139	2.46	15,198	2.97	13,835	4.08

Total mortgage loans	545,945	83.05	423,769	82.80	320,064	94.35

Commercial loans	30,444	4.63	20,626	4.03	14,012	4.13
Consumer loans:
Indirect auto	80,312	12.22	66,401	12.97	3,697	1.09
Other consumer (2)	654	0.10	998	0.20	1,467	0.43

	111,410	16.95	88,025	17.20	19,176	5.65

Total loans	657,355	100.00%	511,794	100.00%	339,240	100.00%

Net deferred loan costs	2,759		2,523		562
Net unamortized mortgage premiums	621		423		3
Allowance for loan losses	(6,440)		(4,776)		(2,889)

Total loans, net	$654,295		$509,964		$336,916

	At December 31,		At September 30,
	2009		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$213,100	60.25%	$221,849	61.46%	$249,573	69.38%
Commercial real estate (1)	81,016	22.90	79,614	22.06	60,813	16.91
Home equity lines of credit	30,676	8.67	29,934	8.29	23,295	6.48
Construction	19,057	5.39	20,124	5.58	16,243	4.52

Total mortgage loans	343,849	97.21	351,521	97.39	349,924	97.29

Commercial	8,877	2.51	8,448	2.34	9,023	2.51
Consumer loans:
Indirect auto	—	—	—	—	—	—
Other consumer (2)	1,005	0.28	981	0.27	732	0.20

	9,882	2.79	9,429	2.61	9,755	2.71

Total loans	353,731	100.00%	360,950	100.00%	359,679	100.00%

Net deferred loan costs	461		458		380
Net unamortized mortgage premiums	34		90		103
Allowance for loan losses	(2,473)		(2,321)		(1,747)

Total loans, net	$351,753		$359,177		$358,415

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2012. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One to Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2013	$78	4.24%	$8,683	4.81%	$4	7.00%	$10,143	4.73%
2014	42	6.46	8,377	4.19	—	—	232	5.00
2015 to 2016	253	5.79	10,960	4.30	3	7.00	—	—
2017 to 2021	6,900	4.45	133,542	4.66	1,009	4.41	3,283	4.46
2022 to 2026	4,037	3.77	86,781	4.25	3,228	4.08	2,000	4.00
2027 and beyond	190,535	4.18	12,679	4.87	62,695	2.78	481	5.99

Total	$201,845	4.18%	$261,022	4.51%	$66,939	2.87%	$16,139	4.63%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2013	$15,948	3.36%	$25	1.76%	$512	2.52%	$35,393	4.34%
2014	1,999	3.58	589	1.80	21	11.70	11,260	3.99
2015 to 2016	4,750	3.53	20,436	2.33	40	10.67	36,442	3.11
2017 to 2021	6,431	4.76	59,262	2.23	81	7.71	210,508	3.97
2022 to 2026	1,316	4.00	—	—	—	—	97,362	4.21
2027 and beyond	—	—	—	—	—	—	266,390	3.86

Total	$30,444	3.73	$80,312	2.25%	$654	3.96%	$657,355	3.93%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential one-to-four family	$108,771	$92,996	$201,767
Commercial real estate loans (1)	67,542	184,797	252,339
Equity lines of credit	—	66,935	66,935
Construction loans	—	5,996	5,996

Total mortgage loans	176,313	350,724	527,037
Commercial loans	2,439	12,057	14,496
Consumer loans:
Indirect auto loans	80,287	—	80,287
Other consumer loans	142	—	142

Total loans	$259,181	$362,781	$621,962

(1)	Includes multi-family real estate loans.

One to Four Family Residential Mortgage Loans.

At December 31, 2012, $201.8 million, or 30.7%, of our total loan portfolio, consisted of one to four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one to four family residential mortgage loans. At December 31, 2012, of the $201.8 million of one to four family residential mortgage loans in our portfolio, $2.8 million, or 1.4%, were comprised of non-owner occupied properties.

Our one to four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. During the year ended December 31, 2012, we originated $15.0 million and purchased $99.6 million of jumbo loans.

We originate our adjustable rate one to four family residential mortgage loans with initial interest rate adjustment periods of one, three and five years, based on adding a margin to a designated market index. These loans are limited to a 5% initial rate increase , a 2% annual rate increase after the initial adjustment, and a maximum adjustment of 5% over the life of the loan. We determine whether a borrower qualifies for an adjustable rate mortgage loan annually based on secondary market guidelines.

We will originate one to four family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 45% of the borrower’s monthly cash-flow.

Generally, we sell into the secondary market the majority of the fixed rate one to four family residential mortgage loans that we originate. We base the amount of fixed rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. The majority of our secondary market sales are to US Bank and JP Morgan Chase with the servicing released. We have also sold loans to Fannie Mae and Freddie Mac and retain servicing on these loans. For the year ended December 31, 2012, we received servicing fees of $120,000 on loans that were previously sold. At December 31, 2012, the principal balance of loans serviced for others totaled $76.6 million.

We generally do not offer “interest only” mortgage loans on one to four family residential properties nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2012, $261.0 million, or 39.7%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2012, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. At December 31, 2012, loans secured by commercial real estate and multi-family real estate had an average loan balance of $1.6 million.

We offer commercial and multi-family real estate loans at fixed and adjustable rates. Our commercial and multi-family real estate loans with adjustable rates generally have terms of ten years with fixed rates for the first five years and adjustable rates thereafter based on changes in a designated market index. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

In underwriting commercial and multi-family real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s experience in owning or managing similar properties. Commercial and multi-family real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis though required periodic financial statement updates.

Commercial and multi-family real estate loans generally carry higher interest rates and have shorter terms than one to four family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one to four family residential mortgage loans we originate as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one to four family residential properties. All commercial real estate loans, regardless of size, are approved by Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2012, our largest commercial real estate loan had an outstanding balance of $7.4 million, was secured by a 50,695 square foot retail/commercial property, and was performing in accordance with its original terms. At that date, our largest multi-family real estate loan had a balance of $11.7 million, was secured by a 39 unit residential complex, and was performing in accordance with its original terms.

Home Equity Loans and Lines of Credit. In addition to traditional one to four family residential mortgage loans, we offer home equity lines of credit and, to a lesser extent, home equity loans, that are secured by the borrower’s primary residence, secondary residence or one to four family investment properties. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one to four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $750,000 with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Lines of credit greater than $500,000 generally may not exceed a loan-to-value ratio of 75% and require a credit score (FICO) of greater than 720. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2012, our largest home equity line of credit was a $1.2 million line of credit with an outstanding balance of $818,000. At December 31, 2012 this line of credit was performing in accordance with its original terms.

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

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. We underwrite each of these loans, as further described below. We currently receive auto loans from approximately 201 franchised dealerships located in Massachusetts, Rhode Island and Connecticut, and may expand our dealership relationships into New Hampshire in the future as appropriate. During the year ended December 31, 2012, our portfolio of indirect auto loans increased from $66.4 million to $80.3 million, or 12.2%, of our total loan portfolio. Approximately 67.0% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2012 was for new vehicles, and the remainder was for used vehicles. We only originate used car loans through franchised dealers of new automobiles that also provide us with loans on new vehicles.

At December 31, 2012, the weighted average original term to maturity of our automobile loan portfolio was 62 months, with an estimated average life of 30 months. The average amount financed for each of our automobile loans for the year ended December 31, 2012 was $20,061 and the weighted average credit score was 781. Approximately 56%, 25% and 13% of the aggregate principal balance of our automobile loan portfolio at December 31, 2012 consisted of loans to borrowers with mailing addresses in Massachusetts, Rhode Island and Connecticut, respectively.

Each dealer that originates automobile loans contractually makes representations and warranties to us with respect to our security interest, dealer or consumer fraud and the dealership’s compliance with all state and federal laws for the related financed vehicles. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. Each automobile contract requires the borrower to maintain insurance against loss or damage by fire, theft and collision.

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

During the year ended December 31, 2012, we sold to other financial institutions $98.9 million, or 71.0%, of the indirect automobile loans that we originated. We expect that future sales of indirect auto loans will be driven by our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2012, we maintained relationships with sixteen financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio; however, a purchaser may request to purchase a subset of loans based on specific criteria, such as geography.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2012, our portfolio of consumer loans other than indirect automobile loans totaled $654,000, or 0.1% of our total loan portfolio.

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

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2012, we had $30.4 million of commercial business loans and lines of credit outstanding, representing 4.6% of our total loan portfolio. At December 31, 2012, the average loan balance of our commercial loans and lines of credit was $461,000.

When making commercial business loans, we consider the financial condition of the borrower, the payment history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our credit department. The credit department is responsible for the underwriting and documentation of new commercial loans as well as the annual review of credit ratings of existing loans and special credit projects. The credit department has no loan production goals and has annual performance objectives based on credit quality and credit risk management. All commercial loans, regardless of size, are approved by Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2012, our largest commercial business loan outstanding was a $3.5 million loan secured by business assets and commercial real estate. At December 31, 2012, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to builders and individuals to finance the construction of one to four family residential properties, multi-family properties and commercial properties. A majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one to four family residential properties are “on speculation.” At December 31, 2012, $16.1 million, or 2.46%, of our total loan portfolio, consisted of construction loans, $481,000 were secured by one to four family owner-occupied residential real estate, $3.7 million of which were secured by one to four family residential real estate projects on speculation, $10.0 million of which were secured by multi-family residential real estate projects, and $2.0 million of which were secured by commercial real estate.

Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 24 months. At the end of the construction phase, depending upon the initial purpose, the loan either converts to a permanent mortgage loan or the project is sold. Loans generally are made with a maximum loan-to-as completed value ratio of 75%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2012, our largest speculative construction loan had a principal balance of $6.7 million and was secured by a 37 unit residential apartment building. This loan was performing in accordance with its original terms at December 31, 2012.

Construction financing generally involves greater credit risk than the financing of improved cash flowing real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Originations, Purchases, Sales, Participations and Servicing. Residential one to four family loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one to four family residential mortgage loan originations are generated by our loan officers or referred by branch managers and employees located in our banking offices. We also advertise throughout our market area.

In recent years, in an effort to manage interest rate risk in what has been a relatively low interest rate environment, we have sold the majority of fixed-rate one to four family residential mortgage loans that we have originated. Most of these loans are sold with the servicing rights released. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis.

For the year ended December 31, 2012, we received $120,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2012, the principal balance of residential mortgage loans serviced for others totaled $76.6 million. For the year ended December 31, 2012, we received $415,000 in net servicing income on indirect auto loans that we sold. At December 31, 2012, the principal balance of indirect auto loans serviced for others totaled $104.3 million.

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2012, we held $554,000 of commercial real estate loans in our portfolio that were participation loans from other lenders and $17.6 million of commercial real estate and commercial construction loans were participated out to other lenders.

From time to time, we have also purchased whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the years ended December 31, 2012 and 2011, we purchased one to four family residential mortgage loans of $100.0 million and $47.1 million, respectively, of whole loans, largely at fixed rates, from other banks and mortgage companies.

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

Our policies and loan approval limits are established by our Board of Directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships of $1.0 million or greater require the approval of the Executive Committee. All commercial real estate and commercial loans, regardless of size, are approved by VP- Credit Manager of Commercial Real Estate Lending, the EVP and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

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

We require appraisals based on a comparison with current market sales for all real property securing one to four family residential mortgage loans, multi-family loans and commercial real estate loans, unless the Executive Committee approves an alternative means of valuation. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the Board of Directors annually.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,				At September 30,
	2012	2011	2010	2009	2009	2008
	(Dollars in thousands)
Non-accrual loans (1):
Mortgage loans:
One-to-four family	$3,278	$3,149	$1,053	$1,636	$1,255	$1,486
Commercial real estate	—	—	—	—	1,161	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	319	1,123	617	—	—	—
Second mortgage loans	—	—	—	—	—	—
Commercial loans	—	155	37	—	—	—
Consumer loans:
Indirect auto loans	24	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total non-accrual loans	$3,621	$4,427	$1,707	$1,636	$2,416	$1,486

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction loans	—	—	—	—	77	—
Equity lines of credit	—	—	—	277	—	—
Second mortgage loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	1	2	9

Total loans 90 days delinquent and still accruing	—	—	—	278	79	9

Total non-performing loans	$3,621	$4,427	$1,707	$1,914	$2,495	$1,495

Other real estate owned	$661	$—	$—	$—	$—	$—

Total Reposessed Vehicles	$43	$30	$—	$—	$—	$—

Total non-performing assets (NPAs)	$4,325	$4,457	$1,707	$1,914	$2,495	$1,495

Troubled debt restructures included in NPAs	$946	$609	$629
Troubled debt restructures not included in NPAs	6,437	—	—	—	—	—

Total troubled debt restructures	$7,383	$609	$629	$—	$—	$—

Ratios:
Non-performing loans to total loans	0.55%	0.80%	0.50%	0.54%	0.69%	0.42%
Non-performing assets to total assets	0.52%	0.67%	0.34%	0.38%	0.50%	0.31%

(1)	At December 31, 2012, 2011 and 2010, non-accrual loans included $946,000, $609,000 and $629,000 of troubled debt restructurings, respectively. We had no troubled debt restructurings at December 31, 2009, and September 30, 2009 and 2008. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $116,000 and $204,000, respectively. Interest income recognized on such loans for the years ended December 31, 2012 and 2011, was $82,000 and $157,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2012, $0.9 million of the $3.6 million in non-performing loans were paid current, with an additional $255,000 in non-performing loans that were less than 90 days past due.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2012 and 2011, we had $7.4 million and $609,000, respectively, of troubled debt restructurings. At December 31, 2012, $4.6 million was related to five residential one to four family loans, $400,000 was related to two equity lines of credit and $2.4 million was related to commercial real estate loans. At December 31, 2011, the entire balance of troubled debt restructurings was related to two loans which were both modified in 2010.

For the years ended December 31, 2012 and 2011, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $202,000 and $28,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2012 and 2011 was $257,000 and $25,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2012
Mortgage loans:
Residential one-to-four family	—	$—	4	$2,412	4	$2,412
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	43	2	43

			6	2,455	6	2,455
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	1	27	1	24	2	51
Other consumer loans	—	—	—	—	—	—

Total loans	1	$27	7	$2,479	8	$2,506

At December 31, 2011
Mortgage loans:
Residential one-to-four family	3	$1,188	5	$1,880	8	$3,068
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	3	847	3	847

	3	1,188	8	2,727	11	3,915
Commercial loans	—	—	1	7	1	7
Consumer loans:
Indirect auto loans	1	23	—	—	1	23
Other consumer loans	1	1	—	—	1	1

Total loans	5	$1,212	9	$2,734	14	$3,946

At December 31, 2010
Mortgage loans:
Residential one-to-four family	1	$507	3	$1,053	4	$1,560
Commercial real estate loans	1	497	—	—	1	497
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	314	2	617	3	931

	3	1,318	5	1,670	8	2,988
Commercial loans	—	—	1	37	1	37
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total loans	3	$1,318	6	$1,707	9	$3,025

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2009
Mortgage loans:
Residential one-to-four family	1	$134	5	$1,636	6	$1,770
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	276	2	276

	1	134	7	1,912	8	2,046
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	2	$138	8	$1,914	10	$2,052

At September 30, 2009
Mortgage loans:
Residential one-to-four family	2	$1,642	4	$1,255	6	$2,897
Commercial real estate loans	—	—	1	1,161	1	1,161
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	77	1	77

	2	1,642	6	2,493	8	4,135
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	3	$1,646	7	$2,495	10	$4,141

At September 30, 2008
Mortgage loans:
Residential one-to-four family	—	$—	5	$1,486	5	$1,486
Commercial real estate loans	—	—	—	—	—	—
Construction loans	1	770	—	—	1	770
Equity lines of credit	—	—	—	—	—	—

	1	770	5	1,486	6	2,256
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	13	3	9	4	22

Total loans	2	$783	8	$1,495	10	$2,278

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2012 we had one property in other real estate owned of $661,000. At December 31, 2011 and 2010, we had no other real estate owned.

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

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet measurement date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by regulatory agencies, which may require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of the dates indicated.

	At December 31,				At September 30,
	2012	2011	2010	2009	2009	2008
	(In thousands)
Classified loans:
Substandard	$11,117	$6,432	$1,190	$1,394	$1,011	$—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total classified loans	11,117	6,432	1,190	1,394	1,011	—
Special mention	12,177	2,724	4,762	3,457	4,005	2,917

Total criticized loans	$23,294	$9,156	$5,952	$4,851	$5,016	$2,917

At December 31, 2012, we had $11.1 million of substandard assets, of which $5.2 million were one to four family residential mortgage loans; $5.6 million were commercial real estate loans; $319,000 were home equity lines of credit, and $25,000 were commercial loans. At December 31, 2012, special mention assets consisted of $3.9 million of one to four family residential mortgage loans, $8.1 million of commercial real estate loans, $200,000 of home equity lines of credit and $17,000 in commercial loans. Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

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

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped by similar risk characteristics, primarily by loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

Historically, we have experienced limited loan losses and, therefore, have relied on industry data to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced a modest increase in loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. See “—Comparison of Operating Results for the Years Ended December 31, 2012 and 2011—Provision for Loan Losses.”

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,			At or For the Three Months Ended December 31,	At or For the Years Ended September 30,
	2012	2011	2010	2009	2009	2008
	(Dollars in thousands)
Balance at the beginning of the period	$4,776	$2,889	$2,473	$2,321	$1,747	$1,407
Charge-offs:
Residential one-to-four family	(225)	(210)	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	(61)	(6)	—	—	(23)
Home equity	(715)	(83)	—	—	—	—
Indirect auto	(281)	(23)	—	—	—	—
Consumer	(48)	(33)	(24)	(1)	(38)	(17)

Total charge-offs	(1,269)	(410)	(30)	(1)	(38)	(40)
Recoveries:
Residential one-to-four family	43	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity	96	—	—	—	—	—
Indirect auto	46	4	—	—	—	—
Consumer	12	8	8	1	15	5

Total recoveries	197	12	8	1	15	5
Net recoveries (charge-offs)	(1,072)	(398)	(22)	—	(23)	(35)
Provision for loan losses	2,736	2,285	438	152	597	375

Balance at the end of the period	$6,440	$4,776	$2,889	$2,473	$2,321	$1,747

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	(0.18)%	(0.09)%	(0.01)%	(0.00)%	(0.01)%	(0.01)%
Allowance for loan losses to non-performing loans at end of period	177.86%	107.88%	169.24%	129.21%	93.03%	116.86%
Allowance for loan losses to total loans at end of period	0.98%	0.93%	0.85%	0.70%	0.64%	0.49%

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

	At or For the Years Ended December 31,
	2012		2011		2010
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$1,412	30.70%	$986	37.57%	$1,057	54.27%
Commercial real estate	3,039	39.71	1,969	32.49	1,136	26.89
Construction	198	2.46	188	2.97	140	4.08
Home equity	466	10.18	632	9.77	236	9.11
Commercial	470	4.63	321	4.03	261	4.13
Consumer loans:
Indirect auto	772	12.22	664	12.97	38	1.09
Consumer	19	0.10	16	0.20	21	0.43

Total allocated allowance	6,376	100.00	4,776	100.00	2,889	100.00
Unallocated allowance	64	—	—	—	—	—

Total allowance	$6,440	100.00%	$4,776	100.00%	$2,889	100.00%

	At or For the Year Ended		At or For the Years Ended September 30,
	2009		2009		2008
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$1,027	60.25%	$889	61.46%	$697	69.38%
Commercial real estate	911	22.90	896	22.06	639	16.91
Construction	193	5.39	206	5.58	138	4.52
Home equity	184	8.67	180	8.29	116	6.48
Commercial	142	2.51	135	2.34	140	2.51
Consumer loans:
Indirect auto	—	—	—	—	—	—
Consumer	16	0.28	15	0.27	17	0.20

Total allocated allowance	2,473	100.00	2,321	100.00	1,747	100.00
Unallocated allowance	—	—	—	—	—	—

Total allowance	$2,473	100.00%	$2,321	100.00%	$1,747	100.00%

Investments

The Board of Directors has the responsibility for approving our investment policy, and it is the responsibility of management to implement specific investment strategies. The Executive Committee has authorized our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Vice President, Director of Financial Reporting to execute specific investment actions. The investment policy requires that single day transactions in excess of $15.0 million must contain the signature of two authorized officers and a member of the Executive Committee.

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

Our current investment policy permits investments in securities issued by the U.S. government and U.S. government agencies, municipal bonds, corporate bonds, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, asset-backed securities (collateralized by assets other than conforming residential first mortgages), repurchase agreements, federal funds sold, certificates of deposit, money market funds, money market preferred securities, mutual funds, equity securities, daily overnight deposit funds, banker’s acceptances, commercial paper, equity securities, structured notes, callable securities and any other investments that are deemed prudent and are approved by the Executive Committee and permitted by statute.

ASC 320, “Investments—Debt and Equity Securities” requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. We currently do not maintain a trading portfolio. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported as an increase or decrease to stockholders’ equity through other comprehensive income/(loss). If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings or other comprehensive income/(loss).

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

Securities. At December 31, 2012, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair market value of $88.6 million and an amortized cost of $86.5 million or 10.3%, of total assets. At December 31, 2012, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2012, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
U.S. government and federal agency obligations	$—	$—	$5,600	$5,659	$23,419	$23,668
U.S. government sponsored mortgage-backed securities	49,039	50,770	46,432	47,503	18,574	19,170
Corporate debt securities	14,945	15,161	37,359	37,934	51,906	52,923

Total securities held-to-maturity	$63,984	$65,931	$89,391	$91,096	$93,899	$95,761

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Corporate debt securities	$22,483	$22,621	$—	$—	$—	$—
Marketable equity securities	—	—	—	—	12,154	14,274

Total available-for-sale securities	$22,483	$22,621	$—	$—	$12,154	$14,274

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Rate	Cost	Rate	Cost	Rate	Cost	Rate	Cost	Rate
	(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$141	3.73%	$848	4.97%	$11,734	2.37%	$36,316	2.99%	$49,039	2.88%
Corporate debt securities	11,890	2.78%	3,055	3.18%	22,483	2.39%	—	—	37,428	2.58%

Total	$12,031	2.79%	$3,903	3.57%	$34,217	2.38%	$36,316	2.99%	$86,467	2.75%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2012, we had invested $12.9 million in bank-owned life insurance.

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

Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. As of December 31, 2012 and 2011, we had a total of $22.6 million and $13.3 million, respectively, of brokered deposits.

At December 31, 2012, we had a total of $108.0 million in certificates of deposit, excluding brokered deposits, of which $56.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2012			December 31, 2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$91,716	17.33%	—%	$40,365	10.24%	—%
Interest-bearing checking accounts	28,718	5.43	0.13	25,225	6.40	0.12
Regular savings accounts	273,148	51.62	0.71	190,339	48.28	0.69
Money market deposits	11,055	2.09	0.14	12,371	3.14	0.23
Certificates of deposit	124,521	23.53	1.71	125,926	31.94	1.81

Total deposits	$529,158	100.00%	0.78%	$394,226	100.00%	0.93%

	For the Fiscal Year Ended
	December 31, 2010
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$25,795	7.85%	—%
Interest-bearing checking accounts	28,826	8.77	0.14
Regular savings accounts	133,351	40.58	0.82
Money market deposits	14,123	4.30	0.58
Certificates of deposit	126,497	38.50	2.05

Total deposits	$328,592	100.00%	1.16%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)
Interest Rate:
Less than 2.00%	$93,408	$76,466	$64,479
2.00% to 2.99%	17,897	27,965	32,266
3.00% to 3.99%	9,964	14,047	24,903
4.00% to 4.99%	43	367	1,802
5.00% to 5.99%	—	—	67

Total	$121,312	$118,845	$123,517

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2012
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$49,900	$10,505	$5,706	$27,364	$93,475	77.05%
2.00% to 2.99%	1,904	2,873	4,818	8,235	17,830	14.70%
3.00% to 3.99%	4,567	4,402	995	—	9,964	8.21%
4.00% to 4.99%	43	—	—	—	43	0.04%
5.00% to 5.99%	—	—	—	—	—	0.00%

Total	$56,414	$17,780	$11,519	$35,599	$121,312	100.00%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $66.0 million. The following table sets forth the maturity of those certificates as of December 31, 2012.

At December 31, 2012
(In thousands)
Three months or less	$12,590
Over three months through six months	6,472
Over six months through one year	6,246
Over one year to three years	24,861
Over three years	15,845

Total	$66,014

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse.

At December 31, 2012, we had access to additional Federal Home Loan Bank advances of up to $86.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$83,100	$95,600	$92,800
Average balance during period	$82,352	$87,459	$110,268
Maximum outstanding at any month end	$97,600	$97,500	$128,700
Weighted average interest rate at end of period	0.93%	1.42%	2.82%
Average interest rate during period	1.14%	2.05%	3.14%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$3,404	$2,985	$2,654
Average balance during period	$3,444	$3,282	$3,655
Maximum outstanding at any month end	$3,828	$3,990	$5,249
Weighted average interest rate at end of period	0.15%	0.25%	0.65%
Average interest rate during period	0.25%	0.42%	0.90%

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. As of December 31, 2012 and 2011, the principal balance of these loans sold with recourse amounted to $1,156,000 and $1,502,000, respectively. The agreement related to this sale contains provisions requiring that during the initial 120 months we repurchase any loan that becomes 90 days past due. We are required to repurchase any such past due loan for 100 percent of the unpaid principal plus interest to repurchase date. We have not incurred, and do not expect to incur, any losses related to the loans sold with recourse.

Personnel

At December 31, 2012, the Bank had 106 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

REGULATION AND SUPERVISION

General

Belmont Savings Bank is a Massachusetts-chartered savings bank and the wholly-owned subsidiary of BSB Bancorp, Inc. (“BSB Bancorp”), a Maryland corporation. Belmont Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Belmont Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Belmont Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, BSB Bancorp is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of BSB Bancorp and Belmont Savings Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Under the Dodd-Frank Act, a new Consumer Financial Protection Bureau has been established as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets such as Belmont Savings Bank continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act, among other things, changed the base for Federal Deposit Insurance Corporation insurance assessments, authorized depository institutions to pay interest on business checking accounts, provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.

The Dodd-Frank Act also required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect at the time the Dodd-Frank Act was enacted, and directs the federal banking regulators to implement new leverage and capital requirements. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Set forth below is a summary of certain material statutory and regulatory requirements that are applicable to Belmont Savings Bank and BSB Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Belmont Savings and BSB Bancorp.

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

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from BSB Bancorp may depend, in part, upon receipt of dividends from Belmont Savings Bank. The payment of dividends from Belmont Savings Bank would be restricted by federal law if the payment of such dividends resulted in Belmont Savings Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of a bank’s capital, surplus and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer or director of a savings bank from borrowing or guaranteeing extensions of credit by such savings bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extensions of credit, secured or unsecured, to an officer of the savings bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the savings bank who is not also an officer of the savings bank in an amount permissible under the savings bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, in November 2012, the agencies indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2012, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3% for savings banks with a composite examination rating of 1). An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (less than 3% for savings banks with a composite examination rating of 1). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective categories accordingly. See “Capital Requirements” above.

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

Federal Insurance of Deposit Accounts. Deposit accounts in Belmont Savings Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act provided unlimited deposit insurance on non-interest bearing transaction accounts, which unlimited insurance expired on December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings has been recorded for each regular assessment with an offsetting credit to the prepaid asset.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2012 equaled 0.66 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Belmont Savings Bank. We cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2012, Belmont Savings Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. Although the Federal Home Loan Bank of Boston began paying a dividend again in 2011, the dividends paid for 2011 and 2012 were equal to annualized rates of approximately 30 and 50 basis points per share, respectively, far below the dividend paid by the Federal Home Loan Bank of Boston prior to 2009.

Other Regulations

Some interest and other charges collected or contracted for by Belmont Savings Bank are subject to state usury laws and federal laws concerning interest rates. Belmont Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one to four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

Holding Company Regulation

BSB Bancorp, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. BSB Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for BSB Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

BSB Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions. See “—General” above.

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

Federal Securities Laws

BSB Bancorp common stock is registered with the Securities and Exchange Commission. BSB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Our business strategy, which includes significant asset and liability growth, was recently adopted and implemented and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities and contemplates further growth over the next several years. Specifically, we intend to continue to increase our commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham, and we expect to open two new in-store branches during 2013. We have incurred substantial additional expenses due to the continuation of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully navigate through our strategic plan, our financial condition and results of operations will continue to be negatively affected by these increased costs.

The successful continuation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to continue to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. While we believe we have the management resources in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in achieving our business strategy goals.

Our branch network expansion strategy may negatively affect our financial performance.

During 2012 we added our Shaw’s Supermarket in-store branch in Waltham, and we expect to open two new in-store branches during 2013. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are considered fixed costs.

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2012, $261.0 million, or 39.7% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one to four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one to four family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2012, our indirect automobile loans totaled $80.3 million, or 12.2% of our total loan portfolio, an increase from $66.4 million, or 13.0% of our total loan portfolio, at December 31, 2011. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

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

A portion of our one to four family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2012, of the $201.8 million of one to four family residential mortgage loans in our portfolio, $2.8 million, or 1.4% of this amount, were comprised of non-owner occupied properties. There is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit initiative exposes us to a risk of loss due to a decline in property values.

At December 31, 2012, $66.9 million, or 10.2%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

We make and hold in our portfolio construction loans, including speculative construction loans, which are considered to have greater credit risk than other types of residential loans made by financial institutions.

We originate construction loans for one to four family residential properties, multi-family properties and commercial properties, including commercial “mixed-use” buildings and homes built by developers on speculative, undeveloped property. At December 31, 2012, $16.1 million, or 2.5% of our total loan portfolio consisted of construction loans, $481,000 of which were secured by one to four family owner-occupied residential real estate, $3.7 million of which were secured by one to four family residential real estate projects on speculation, $10.0 million of which were secured by multi-family residential real estate projects, and $2.0 million of which were secured by commercial real estate. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.

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

A significant portion of our loans are fixed-rate one to four family residential mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2012, our interest rate risk analysis indicated that our net interest income would decrease by 1.9% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2012, $93.0 million, or 46.0% of our $201.8 million total one to four family residential mortgage loans at such date had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which was one factor contributing to the increase in our interest rate spread between 2008 and 2012 as interest rates decreased. However, at current interest rate levels our ability to continue to lower our interest expense is relatively limited compared to the average yield on our interest-earning assets which may continue to decrease. Our interest rate spread decreased to 2.68% for the year ended December 31, 2012, compared to 2.91% for the year ended December 31, 2011. The Federal Reserve Board has indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our interest rate spread may continue to decrease in the near future, which would adversely affect our net interest income and our profitability.

Financial reform legislation has, among other things, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change may increase our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for bank holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements;

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Belmont Savings Bank, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations will also divert management’s time from managing our operations. Higher capital levels would require us to maintain higher levels of assets that earn less interest and dividend income and returns on stockholders’ equity would suffer.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

In addition to new rules promulgated under the Dodd Frank Act, bank regulatory agencies have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Federal Reserve Board, in an attempt to help stabilize the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

In June 2012, the FDIC, the Federal Reserve Board and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Belmont Savings Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Belmont Savings Bank.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Belmont Savings Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if our capital levels were to decline and we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers, could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Commonwealth of Massachusetts Division of Banks. Federal regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a savings association, the classification of assets by a savings association, and the adequacy of a savings association’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Any legislative, regulatory or policy changes adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Further, we expect any such new laws, rules or regulations will add to our compliance costs and place additional demands on our management team.

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

Because most of our borrowers are located in Eastern Massachusetts, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Our success depends primarily on general economic conditions in our market area in Eastern Massachusetts. Nearly all of our loans are to customers in this market. Continued weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Continued weakness in economic conditions also could result in reduced loan demand and a decline in loan originations, which could negatively affect our financial results.

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

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid for 2011 and 2012 were equal to annualized rates of 30 and 50 basis points per share, respectively, far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2012, the carrying value of our FHLB of Boston stock, was $7.6 million.

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

We operate from our five full-service banking offices, including our main office and four branch offices located in Belmont, Watertown and Waltham, Massachusetts. In February of 2013, the Bank entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newtonville, Massachusetts. The net book value of our premises, land and equipment was $2.9 million at December 31, 2012. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Full Service Banking Offices:
Main Office 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned
Cushing Square 78 Trapelo Road Belmont, Massachusetts 02478	1994	Leased	(1)
Trapelo Road 277 Trapelo Road Belmont, Massachusetts 02478	1992	Owned
Watertown Square 53 Mount Auburn Street Watertown, Massachusetts 02472	2001	Leased	(2)
Shaws Supermarket In-Store Branch 1070 Lexington Street Waltham, Massachusetts 02452	2012	Leased	(5)
Shaws Supermarket In-Store Branch 33 Austin Street Newtonville, Massachusetts 02160	2013	Leased	(7)
Shaws Supermarket In-Store Branch 699 Mt. Auburn Street Cambridge, Massachusetts 02138	2013	Leased	(6)
Leonard Street 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned
Concord Avenue – Suite 3 385 Concord Avenue Belmont, Massachusetts 02478	2010	Leased	(3)
Concord Avenue – Suite 203A 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased	(3)
Concord Avenue – Suite 205 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased	(3)
Fall River 10 N. Main Street Fall River, Massachusetts 02722	2010	Leased	(4)

(1)	Lease expires in March 2014.
(2)	Lease expires in March 2017.
(3)	Lease expires in September 2015.
(4)	Lease expires in October 2015.
(5)	Lease expires in April 2022.
(6)	The lease, represents a new full service banking office location which is expected to open in June of 2013.
(7)	The lease, represents a new full service banking office location which is expected to open in August of 2013.

ITEM 3.	LEGAL PROCEEDINGS

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

Holders.

As of March 8, 2013, there were 399 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	853,055	$12.04	71,575
Equity compensation plans not approved by security holders	—	—	—

Total	853,055	$12.04	71,575

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1—October 31	—	$—	—	—
November 1—November 30	—	$—	—	—
December 1—December 31	—	$—	—	476,622

Total	—	$—	—

(1)	On December 21, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 476,622 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,				At September 30,
	2012	2011	2010	2009	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$838,082	$669,005	$500,246	$504,941	$500,389	$482,848
Cash and cash equivalents	52,712	22,795	20,967	16,395	16,390	8,600
Investment securities—trading	—	—		11,455	10,576	12,010
Investment securities—available-for-sale	22,621	—	14,274	—	—	—
Investment securities—held-to-maturity	63,984	89,391	93,899	91,704	82,470	72,906
Loans receivable, net	654,295	509,964	336,916	351,753	359,177	358,415
Federal Home Loan Bank stock	7,627	8,038	8,038	8,038	8,038	7,838
Bank-owned life insurance	12,884	12,420	11,954	13,621	14,133	13,583
Deposits	607,865	430,654	346,841	312,690	299,927	270,187
Federal Home Loan Bank advances	83,100	95,600	92,800	129,700	137,450	151,750
Securities sold under agreements to repurchase	3,404	2,985	2,654	3,673	4,533	3,481
Other borrowed funds	1,156	1,502	5,199	5,750	6,025	7,520
Total stockholders’ equity	133,308	131,506	46,927	43,825	42,909	41,492

	For the Fiscal Year Ended December 31,			For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2012	2011	2010	2009	2009	2008
	(In thousands)
Selected Operating Data:
Interest and dividend income	$26,824	$22,222	$21,188	$5,637	$23,525	$23,025
Interest expense	5,133	5,645	7,543	2,312	11,121	13,283

Net interest and dividend income	21,691	16,577	13,645	3,325	12,404	9,742
Provision for loan losses	2,736	2,285	438	152	597	375

Net interest and dividend income after provision for loan losses	18,955	14,292	13,207	3,173	11,807	9,367
Noninterest income (charge)	4,705	4,507	1,694	1,070	1,187	(1,224)
Noninterest expense	21,546	18,205	12,854	2,738	10,153	9,284

Income (loss) before income tax expense (benefit)	2,114	594	2,047	1,505	2,841	(1,141)
Income tax expense (benefit)	713	295	220	589	1,424	(705)

Net income (loss)	$1,401	$299	$1,827	$916	$1,417	$(436)

	At or For the Fiscal Years Ended December 31,			At or For the Three Months Ended December 31,	At or For the Fiscal Years Ended September 30,
	2012	2011	2010	2009	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.19%	0.05%	0.36%	0.72%	0.29%	-0.10%
Return on average equity	1.06%	0.44%	4.06%	8.28%	3.39%	-1.02%
Interest rate spread (1)	2.68%	2.91%	2.73%	2.53%	2.38%	1.94%
Net interest margin (2)	2.97%	3.11%	2.91%	2.76%	2.62%	2.25%
Efficiency ratio (3)	81.62%	86.34%	83.80%	62.34%	74.70%	108.99%
Noninterest expense to average total assets	2.85%	3.24%	2.56%	2.17%	2.06%	2.03%
Average interest-earning assets to average interest-bearing liabilities	139.29%	119.10%	110.93%	111.78%	110.28%	109.86%
Average equity to average total assets	17.47%	12.04%	8.96%	8.75%	8.47%	9.37%
Asset Quality Ratios:
Non-performing assets to total assets	0.52%	0.67%	0.34%	0.38%	0.50%	0.31%
Non-performing loans to total loans	0.55%	0.86%	0.50%	0.54%	0.69%	0.42%
Allowance for loan losses to non-performing loans	177.86%	107.88%	169.24%	129.21%	93.03%	116.86%
Allowance for loan losses to total loans	0.98%	0.93%	0.85%	0.70%	0.64%	0.49%
Capital Ratios:
Total capital to risk-weighted assets	24.32%	29.37%	14.76%	13.76%	13.79%	14.00%
Tier 1 capital to risk-weighted assets	23.18%	28.31%	13.61%	13.02%	13.08%	13.43%
Tier 1 capital to average assets	16.02%	20.14%	9.25%	8.73%	8.58%	8.80%
Other Data:
Number of full service offices	5	4	4	4	4	4
Full time equivalent employees	114	96	86	73	75	72

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds, U.S. government and U.S. government agency debt securities, and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositor’s money market, savings, checking, and certificates of deposit accounts and to a lesser extent Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale securities, and other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums, director fees and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

We historically have operated as a traditional thrift institution. In the past, a significant majority of our assets have consisted of long term, fixed and adjustable rate one to four family residential mortgage loans, which have been primarily funded by retail deposit accounts and Federal Home Loan Bank of Boston advances. In an effort to improve our earnings and to decrease our exposure to interest rate risk we have recently begun selling fixed rate, conforming one to four family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. Such loans generally have shorter maturities than one to four family residential mortgage loans. See “Management of Market Risk” for a discussion of actions we take to manage interest rate risk.

In 2009, Belmont Savings Bank reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the bank’s management and operations, the Board of Directors of the bank approved a new strategic plan designed to increase the growth and profitability of the bank. The strategic plan contemplates significant growth in assets and liabilities over the next several years with the intent of making Belmont Savings Bank a leader in market share in Belmont and the surrounding communities, the “Bank of Choice” for small businesses in its market area, and the trusted lending partner for area commercial real estate investors, developers and managers. The strategic plan includes increased small business lending, increased home equity lending, increased auto finance lending, and increased commercial real estate lending. Our portfolios of commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans have increased in accordance with the strategic plan, and we intend to continue this strategy of origination of such loans, while selling a portion of the loans that we originate. In January of 2012, the Bank contracted with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to create an in-store full service branch located in Waltham, Massachusetts, which opened for business in May of 2012.

On February 27, 2013, the Bank entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newtonville, Massachusetts. The leases commence upon licensed approval to occupy the space, which is expected to be in June of 2013 and August of 2013 for Cambridge and Newtonville, respectively.

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

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $4.3 million, or 0.52% of total assets, at December 31, 2012, compared to $4.5 million, or 0.67% of total assets, at December 31, 2011, and $1.7 million, or 0.34% of total assets, at December 31, 2010. Total loan delinquencies of 60 days or more as of December 31, 2012 were $2.5 million. Our provision for loan losses was $2.7 million, $2.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total Assets. Total assets increased $169.1 million to $838.1 million at December 31, 2012, from $669.0 million at December 31, 2011. The increase was primarily the result of a $144.3 million, or 28.3% increase in net loans and a $29.2 million increase in cash and cash equivalents, partially offset by a $4.7 million decrease in loans held-for-sale.

Loans. Net loans increased by $144.3 million to $654.3 million at December 31, 2012 from $509.9 million at December 31, 2011. The increase in net loans was primarily due to increases of $13.9 million in indirect automobile loans, or 21.0%, $94.8 million, or 57.0%, in commercial real estate loans, $16.9 million, or 33.8%, in home equity lines of credit, $9.6 million, or 5.0%, in one to four family residential loans, $9.8 million, or 47.6%, in commercial business loans, and $0.9 million, or 6.2%, in construction loans. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

Investment Securities. Total investment securities decreased $2.8 million to $86.6 million at December 31, 2012, from $89.4 million at December 31, 2011, reflecting our funding of higher-yielding loans during the year ended December 31, 2012. The decrease in investment securities resulted from a decrease of $25.4 million, or 28.4%, in held to maturity securities (U.S. government and agency-sponsored mortgage-backed securities and corporate debt securities) which was significantly offset by an increase of $22.6 million in available for sale corporate debt securities. During the year ended December 31, 2011, we sold our entire $12.9 million portfolio of marketable equity securities for $15.7 million in proceeds and a net realized gain of $2.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $29.9 million to $52.7 million at December 31, 2012, from $22.8 million at December 31, 2011.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2012, our investment in bank-owned life insurance was $12.9 million, an increase of $464,000 from $12.4 million at December 31, 2011, reflecting an increase in cash value.

Deposits. Deposits increased $177.2 million, or 41.1%, to $607.9 million at December 31, 2012 from $430.6 million at December 31, 2011. The increase in deposits was primarily due to a $70.9 million, or 126.8% increase in non-interest bearing accounts and a $93.9 million or 42.2%, increase in interest bearing savings accounts. The strong deposit growth was a result of our new customer- centric, relationship-based, product line coupled with increased marketing and sales efforts. It was an excellent year in deposit growth due to the selling efforts of our Commercial Real Estate team, the momentum of our Small Business Bankers and the opening of our new supermarket branch in Waltham. There was growth in noninterest-bearing checking account balances of 127%, which indicates that core banking relationships are growing rapidly.

Borrowings. At December 31, 2012, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $12.5 million, or 12.5%, to $87.6 million at December 31, 2012, from $100.1 million at December 31, 2011. Advances from the Federal Home Loan Bank of Boston decreased $12.5 million to $83.1 million at December 31, 2012, from $95.6 million at December 31, 2011, and repurchase agreements increased $419,000 to $3.4 million at December 31, 2012, from $3.0 million at December 31, 2011. Other borrowed funds decreased $346,000 to $1.2 million at December 31, 2012, from $1.5 million at December 31, 2011.

Stockholders’ Equity. Total equity capital increased $1.8 million to $133.3 million at December 31, 2012, from $131.5 million at December 31, 2011. This increase in stockholders’ equity was primarily due to net income of $1.4 million, recognition of compensation related to the ESOP plan of $153,000 and changes in additional paid in capital of $171,000.

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

Loans. Net loans increased by $173.0 million to $509.9 million at December 31, 2011 from $336.9 million at December 31, 2010. The increase in net loans was primarily due to increases of $62.7 million in indirect automobile loans, $75.0 million, or 82.3%, in commercial real estate loans, $19.1 million, or 61.8%, in home equity lines of credit, $8.2 million, or 4.5%, in one to four family residential loans, $6.6 million, or 47.2%, in commercial business loans, and $1.4 million, or 9.9%, in construction loans. We do not expect to continue the rapid pace of growth of the indirect auto portfolio that took place in the first nine months of 2011, as we expect to sell more of the originations going forward. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our new strategic business lines.

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

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. Net income increased $1.1 million, or 368.6%, to $1.4 million for the year ended December 31, 2012, from $0.3 million for the year ended December 31, 2011. The increase was primarily due to a $5.1 million increase in net interest and dividend income and a $0.2 million increase in noninterest income partially offset by a $0.5 million increase in provision for loan losses and an increase of $3.3 million in noninterest expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $5.1 million to $21.7 million for the year ended December 31, 2012, from $16.6 million for the year ended December 31, 2011. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans and the ability to attract lower cost core deposits. Net average interest-earning assets increased $120.8 million, or 141.5%, to $206.1 million for the year ended December 31, 2012 from $85.3 million for the year ended December 31, 2011. Our net interest margin decreased 14 basis points to 2.97% for the year ended December 31, 2012, compared to 3.11% for the year ended December 31, 2011, and our net interest rate spread decreased 23 basis points to 2.68% for the year ended December 31, 2012, compared to 2.91% for the year ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income increased $4.6 million, or 20.7%, to $26.8 million for the year ended December 31, 2012, from $22.2 million for the year ended December 31, 2011. The increase in interest and dividend income was primarily due to a $5.0 million increase in interest income on loans partially offset by a $480,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a $188.1 million increase in the average balance of loans, partially offset by a 62 basis point decrease in the average yield on loans to 4.04% from 4.66%, primarily due to lower market interest rates during the period. The decrease in interest and dividend income on securities was primarily due to a $7.7 million decrease in the average balance of securities to $81.7 million.

Interest Expense. Interest expense decreased $0.5 million, or 9.1%, to $5.1 million for the year ended December 31, 2012, from $5.7 million for the year ended December 31, 2011. The decrease resulted from a 28 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $77.8 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $469,000 to $4.1 million for the year ended December 31, 2012, from $3.7 million for the year ended December 31, 2011. This increase was primarily due to an increase of $83.6 million in the average balance of interest bearing deposits to $437.4 million from $353.8 million at December 31, 2012 and 2011, respectively. The increase was partially offset by a 9 basis point decrease in the average cost of interest-bearing deposits, from 1.03% for the year ended December 31, 2011 to 0.94% for the year ended December 31, 2012. We experienced decreases in the average cost across most categories of interest-bearing deposits for the year ended December 31, 2012, reflecting lower market interest rates compared to the prior period.

Interest expense on Federal Home Loan Bank borrowings decreased $0.9 million to $1.0 million for the year ended December 31, 2012, from $1.9 million for the year ended December 31, 2011. This decrease was primarily due to a $5.1 million decrease in the average balance of Federal Home Loan Bank advances to $82.4 million for the year ended December 31, 2012, from $87.5 million for the year ended December 31, 2011, and a 100 basis point decrease in the average cost of such advances to 1.16% for the year ended December 31, 2012, from 2.16% for the year ended December 31, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $2.7 million for the year ended December 31, 2012, compared to a provision for loan losses of $2.3 million for the year ended December 31, 2011. The allowance for loan losses was $6.4 million, or 0.98% of total loans, at December 31, 2012, compared to $4.8 million, or 0.93% of total loans, at December 31, 2011. This increase reflected changes in loan volume and composition in each period as well as higher specific allocations established against certain loans in 2012. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2012.

Noninterest Income. Noninterest income improved to $4.7 million for the year ended December 31, 2012, from $4.5 million for the year ended December 31, 2011. This increase was primarily the result of an increase in net gains on sales of loans of $2.1 million, an increase of $207,000 in customer service fees, and an increase in other income of $660,000, primarily attributable to an increase in loan servicing fee income of $404,000 and $208,000 in noninterest income related to the sale of easement rights. This was partially offset by a $2.7 million decrease in net realized gains on investment securities as a result of the sale of the entire portfolio of marketable equity securities in the first quarter of 2011.

Noninterest Expense. Noninterest expense increased $3.3 million to $21.5 million for the year ended December 31, 2012, from $18.2 million for the year ended December 31, 2011. This increase in expenses was primarily the result of new staff added to execute the Company’s commercial and consumer business strategies, increased infrastructure costs related to increased business volume, public company costs and equity based incentive compensation. These were partially offset by a decrease in charitable contributions.

Income Tax Expense. We recorded a provision for income taxes of $713,000 for the year ended December 31, 2012, compared to a provision for income taxes of $295,000 for the year ended December 31, 2011, reflecting effective tax rates of 33.7% and 49.7%, respectively. The decrease in the effective tax rate for 2012 was primarily due to the valuation allowance added in 2011 for our charitable contribution carryover, which was 39.3% of pre-tax income in 2011. This was offset by other items, mostly a reduced impact of bank owned life insurance and state tax as a portion of total earnings.

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

Net Interest and Dividend Income. Net interest and dividend income increased by $2.9 million to $16.6 million for the year ended December 31, 2011, from $13.6 million for the year ended December 31, 2010. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets, a shift in asset focus to higher-yielding loans, the ability to attract lower cost core deposits and the cost of our interest-bearing liabilities decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. Net average interest-earning assets increased $38.0 million, or 69.9%, to $92.3 million for the year ended December 31, 2011 from $54.3 million for the year ended December 31, 2010. Our net interest margin increased 20 basis points to 3.11% for the year ended December 31, 2011, compared to 2.91% for the year ended December 31, 2010, and our net interest rate spread increased 18 basis points to 2.91% for the year ended December 31, 2011, compared to 2.73% for the year ended December 31, 2010.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 4.9%, to $22.2 million for the year ended December 31, 2011, from $21.2 million for the year ended December 31, 2010. The increase in interest and dividend income was primarily due to a $1.6 million increase in interest income on loans partially offset by a $512,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a $72.7 million increase in the average balance of loans, partially offset by a 54 basis point decrease in the average yield on loans to 4.66% from 5.20%, primarily due to lower market interest rates during the period. The decrease in interest and dividend income on securities was primarily due to a $11.2 million decrease in the average balance of securities other than Federal Home Loan Bank Stock, to $113.0 million. Dividends on Federal Home Loan Bank Stock increased to $36,000 for the year ended December 31, 2011, from no dividend paid for the year ended December 31, 2010.

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

	For the Year Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$607,424	$24,568	4.04%	$419,289	$19,525	4.66%	$345,439	$17,967	5.20%
Securities	81,727	2,124	2.60%	89,452	2,618	2.93%	109,240	3,192	2.92%
Other	41,674	85	0.20%	23,550	55	0.23%	14,997	29	0.19%

Total interest-earning assets (4)	730,825	26,777	3.66%	532,291	22,198	4.17%	469,676	21,188	4.51%
Non-interest-earning assets	26,265			29,454			32,002

Total assets	$757,090			$561,745			$501,678

Interest-bearing liabilities:
Regular savings accounts	273,148	1,949	0.71%	190,339	1,314	0.69%	133,351	1,095	0.82%
Checking accounts	28,718	36	0.13%	25,225	31	0.12%	28,826	41	0.14%
Money market accounts	11,055	16	0.14%	12,371	29	0.23%	14,123	82	0.58%
Certificates of deposit	124,521	2,124	1.71%	125,926	2,282	1.81%	126,497	2,599	2.05%

Total interest-bearing deposits	437,442	4,125	0.94%	353,861	3,656	1.03%	302,797	3,817	1.26%
Federal Home Loan Bank advances	82,352	958	1.16%	87,459	1,892	2.16%	111,416	3,457	3.10%
Securities sold under agreements to repurchase	3,444	8	0.23%	3,282	16	0.49%	3,775	33	0.87%
Other borrowed funds	1,450	42	2.90%	2,338	81	3.46%	5,411	236	4.36%

Total interest-bearing liabilities	524,688	5,133	0.98%	446,940	5,645	1.26%	423,399	7,543	1.78%

Non-interest-bearing liabilities	100,136			47,159			33,331

Total liabilities	624,824			494,099			456,730
Equity	132,266			67,646			44,948

Total liabilities and equity	$757,090			$561,745			$501,678

Net interest income		$21,644			$16,553			$13,645

Net interest rate spread (1)			2.68%			2.91%			2.73%
Net interest-earning assets (2)	$206,137			$85,351			$46,277

Net interest margin (3)			2.97%			3.11%			2.91%
Average interest-earning assets to interest-bearing liabilities	139.29%			119.10%			110.93%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning asset
(4)	Totals do not include FHLB stock dividends of approximately $47,000 and $24,000 for the years ended December 31, 2012 and 2011, respectively.

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

	Fiscal Years Ended December 31,			Fiscal Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)		Total Increase (Decrease)	Increase (Decrease)		Total Increase (Decrease)
	Due to			Due to
	Volume	Rate		Volume	Rate
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$7,132	$(2,089)	$5,043	$3,020	$(1,462)	$1,558
Securities	(215)	(279)	(494)	(538)	—	(538)
Other	36	(6)	30	19	7	26

Total interest-earning assets	$6,953	$(2,374)	$4,579	$2,501	$(1,455)	$1,046

Interest-bearing liabilities:
Regular savings accounts	$590	$45	$635	$348	$(129)	$219
Checking accounts	4	1	$5	(5)	(5)	(10)
Money market accounts	(3)	(11)	$(14)	(9)	(44)	(53)
Certificates of deposit	(25)	(132)	(157)	(12)	(305)	(317)

Total interest-bearing deposits	566	(97)	469	322	(483)	(161)
Federal Home Loan Bank advances	(105)	(829)	(934)	(649)	(916)	(1,565)
Securities sold under agreements to repurchase	1	(9)	(8)	(4)	(13)	(17)
Other borrowed funds	(27)	(12)	(39)	(114)	(41)	(155)

Total interest-bearing liabilities	435	(947)	(512)	(445)	(1,453)	(1,898)

Change in net interest and dividend income	$6,518	$(1,427)	$5,091	$2,946	$(2)	$2,944

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed- and adjustable-rate residential mortgage loans and securities, which we have funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold fixed-rate, conforming one to four family residential mortgage loans and we have shifted our focus to originating loans that have adjustable rates or higher yields, including commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans. Such loans generally have shorter maturities than one to four family residential mortgage loans. To manage our interest rate risk, we also invest in shorter maturity investment securities and mortgage-related securities, and seek to obtain general financing through lower cost deposits, wholesale funding and repurchase agreements. We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Net Interest Income Analysis

We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning December 31, 2012 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-2.7%
+200	-1.9%
-100	0.3%

(1)	The calculated change for -100 bp and +200 bp, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.3% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of the Bank’s assets and predicted changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2012 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 14.1% decrease in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.7% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2012, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $52.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2012, we had $21.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $88.2 million in unused lines of credit to borrowers and $17.1 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2012 totaled $56.4 million, or 9.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2012.

Our primary investing activity is originating loans. During the years ended December 31, 2012 and 2011, we originated $415.6 million and $337.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $177.2 million and $83.8 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the level of brokered time deposits were $13.3 million and $13.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2012, we had $83.1 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $86.7 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 11 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2012.

	December 31, 2012
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$38,000	$23,100	$22,000	$—	$83,100
Other borrowed funds	—	—	1,156	—	1,156
Securities sold under agreements to repurchase	3,404	—	—	—	3,404
Certificates of deposit	56,414	29,299	35,587	12	121,312
Operating leases	310	516	204	149	1,179

Total contractual obligations	$98,128	$52,915	$58,947	$161	$210,151

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting

The management of BSB Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Shatswell, MacLeod & Company, P.C, the Company’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BSB Bancorp, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 14, 2013

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited BSB Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BSB Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on BSB Bancorp, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BSB Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012 and our report dated March 14, 2013 expressed on unqualified opinion thereon.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 14, 2013

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$1,433	$1,196
Interest-bearing deposits in other banks	51,279	21,599

Cash and cash equivalents	52,712	22,795
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	22,621	—
Investments in held-to-maturity securities (fair value of $65,931 as of December 31, 2012 and $91,096 as of December 31, 2011)	63,984	89,391
Federal Home Loan Bank stock, at cost	7,627	8,038
Loans held-for-sale	11,205	15,877
Loans, net of allowance for loan losses of $6,440 as of December 31, 2012 and $4,776 as of December 31, 2011	654,295	509,964
Premises and equipment, net	2,902	2,000
Accrued interest receivable	2,217	2,185
Deferred tax asset, net	4,025	4,315
Income taxes receivable	806	—
Bank-owned life insurance	12,884	12,420
Other real estate owned	661	—
Other assets	2,024	1,901

Total assets	$838,082	$669,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$126,760	$55,900
Interest-bearing	481,105	374,754

Total deposits	607,865	430,654
Federal Home Loan Bank advances	83,100	95,600
Securities sold under agreements to repurchase	3,404	2,985
Other borrowed funds	1,156	1,502
Accrued interest payable	455	177
Deferred compensation liability	4,685	4,173
Income taxes payable	—	121
Other liabilities	4,109	2,287

Total liabilities	704,774	537,499

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,532,430 and 9,172,860 shares issued and outstanding at December 31, 2012 and 2011, respectively	95	92
Additional paid-in capital	90,188	90,016
Retained earnings	47,352	45,951
Accumulated other comprehensive income (loss)	68	(5)
Unearned compensation—ESOP	(4,395)	(4,548)

Total stockholders’ equity	133,308	131,506

Total liabilities and stockholders’ equity	$838,082	$669,005

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$24,568	$19,525	$17,967
Interest on debt securities:
Taxable	2,124	2,536	2,914
Dividends	47	115	298
Other interest income	85	46	9

Total interest and dividend income	26,824	22,222	21,188

Interest expense:
Interest on deposits	4,125	3,656	3,817
Interest on Federal Home Loan Bank advances	958	1,892	3,457
Interest on securities sold under agreements to repurchase	8	16	33
Interest on other borrowed funds	42	81	236

Total interest expense	5,133	5,645	7,543

Net interest and dividend income	21,691	16,577	13,645
Provision for loan losses	2,736	2,285	438

Net interest and dividend income after provision for loan losses	18,955	14,292	13,207

Noninterest income:
Customer service fees	844	637	453
Income from bank-owned life insurance	439	435	474
Net gain on sales of loans	2,520	462	340
Net gain on sales and calls of securities	59	2,790	166
Net gain on trading securities	—	—	322
Writedown of impaired securities	—	—	(204)
Loan servicing fees	535	131	74
Other income	308	52	69

Total noninterest income	4,705	4,507	1,694

Noninterest expense:
Salaries and employee benefits	13,508	10,203	8,009
Director fees	345	295	311
Occupancy expense	801	749	727
Equipment expense	450	350	247
Deposit insurance	500	456	497
Data processing	1,881	1,059	933
Professional fees	1,036	818	645
Marketing	928	930	533
Contribution to Belmont Savings Bank Foundation	—	1,999	—
Other expense	2,097	1,346	952

Total noninterest expense	21,546	18,205	12,854

Income before income tax expense	2,114	594	2,047
Income tax expense	713	295	220

Net income	$1,401	$299	$1,827

Net income available to common stockholders	$1,396	$299	$1,827

Earnings per share
Basic	$0.16	N/A	N/A
Diluted	$0.16	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$1,401	$299	1,827
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	138	667	2,037
Reclassification adjustment for net (gains) losses included in net income	—	(2,787)	83

Total securities available for sale	138	(2,120)	2,120

Defined benefit post-retirement benefit plan:
Change in net actuarial gain/loss	(28)	(11)	3

Total defined benefit post-retirement benefit plan	(28)	(11)	3

Other comprehensive income (loss), before tax	110	(2,131)	2,123
Income tax (expense) benefit	(37)	851	(848)

Other comprehensive income (loss), net of tax	73	(1,280)	1,275

Comprehensive income (loss)	$1,474	$(981)	$3,102

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011 AND 2010

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	—	$—	$—	$43,825	$—	$—	$43,825
Net income	—	—	—	1,827	—	—	1,827
Other comprehensive income	—	—	—	—	1,275	—	1,275

Balance at December 31, 2010	—	—	—	45,652	1,275	—	46,927
Net income	—	—	—	299	—	—	299
Other comprehensive loss	—	—	—	—	(1,280)	—	(1,280)
Issuance of common stock for initial public offering, net of expenses of $1,622	8,993,000	90	88,218	—	—	—	88,308
Issuance of common stock to the Belmont Savings Bank Foundation	179,860	2	1,797	—	—	—	1,799
Stock purchased by the ESOP	—	—	—	—	—	(4,586)	(4,586)
Release of ESOP stock	—	—	1	—	—	38	39

Balance at December 31, 2011	9,172,860	92	90,016	45,951	(5)	(4,548)	131,506
Net income	—	—	—	1,401	—	—	1,401
Other comprehensive income	—	—	—	—	73	—	73
Release of ESOP stock	—	—	32	—	—	153	185
Stock based compensation-restricted stock awards	—	—	74	—	—	—	74
Stock based compensation-stock options	—	—	69	—	—	—	69
Restricted stock awards granted	359,570	3	(3)	—	—	—	—

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,401	$299	$1,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	965	1,101	980
Net gain on sales and calls of securities	(59)	(2,790)	(166)
Increase in trading securities	—	—	(907)
Writedown of available-for-sale securities	—	—	204
Gain on sales of loans, net	(2,520)	(462)	(340)
Loans originated for sale	(161,794)	(50,377)	(31,554)
Proceeds from sales of loans	197,341	38,737	28,369
Provision for loan losses	2,736	2,285	438
Change in unamortized mortgage premium	(198)	(420)	31
Change in net deferred loan costs	(236)	(1,961)	(101)
ESOP expense	185	39	—
Depreciation and amortization expense	517	447	358
Deferred income tax expense (benefit)	253	(551)	603
Increase in bank-owned life insurance	(439)	(435)	(474)
Stock based compensation expense	143	—	—
Issuance of common stock to Belmont Savings Bank Foundation	—	1,799	—
Net change in:
Accrued interest receivable	(32)	(64)	(94)
Other assets	(123)	523	889
Income taxes receivable	(806)	908	(908)
Income taxes payable	(121)	121	(345)
Accrued interest payable	278	(46)	(337)
Deferred compensation liability	512	233	(3,184)
Other liabilities	1,378	451	408

Net cash (used in) provided by operating activities	39,381	(10,163)	(4,303)

	Years Ended December 31,
	2012	2011	2010
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	—	275
Purchases of available-for-sale securities	(22,587)	(709)	(1,422)
Proceeds from sales of available-for-sale securities	—	15,650	1,547
Proceeds from maturities, payments, and calls of held-to-maturity securities	38,350	43,059	53,043
Purchases of held-to-maturity securities	(13,745)	(39,650)	(56,173)
Redemption of Federal Home Loan Bank stock	411	—	—
Recoveries of loans previously charged off	197	12	8
Loan originations and principal collections, net	(75,311)	(125,874)	18,825
Purchases of loans	(99,972)	(47,090)	(4,364)
Payoff of first mortgage on OREO	(563)
Capital expenditures	(1,419)	(508)	(667)
Premiums paid on bank-owned life insurance	(25)	(31)	(55)
Redemption of life insurance policies	—	—	2,196

Net cash (used in) provided by investing activities	(174,664)	(155,141)	13,213

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	174,744	88,482	36,825
Net increase (decrease) in time deposits	2,467	(4,669)	(2,674)
Proceeds from Federal Home Loan Bank advances	15,000	46,100	22,000
Principal payments on Federal Home Loan Bank advances	(29,500)	(53,300)	(54,900)
Net change in short-term advances	2,000	10,000	(4,000)
Net increase (decrease) in securities sold under agreement to repurchase	419	331	(1,018)
Repayment of principal on other borrowed funds	(346)	(3,697)	(551)
Net proceeds from issuance of common stock	—	88,308	—
Acquisition of common stock by ESOP	—	(4,586)	—
Net increase (decrease) in mortgagors’ escrow accounts	416	163	(20)

Net cash provided by (used in) financing activities	165,200	167,132	(4,338)

Net increase in cash and cash equivalents	29,917	1,828	4,572
Cash and cash equivalents at beginning of period	22,795	20,967	16,395

Cash and cash equivalents at end of period	$52,712	$22,795	$20,967

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosures:
Interest paid	$4,855	$5,691	$7,880
Income taxes paid (received)	1,387	(183)	870
Transfer of trading securities to available-for-sale securities	—	—	12,362
Transfer of available-for-sale securities to other assets	—	1	—
Transfer of loans receivable to loans held for sale	28,355
Transfer of loans to other real estate owned	98	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

BSB Bancorp, Inc. (the “Company”) was incorporated in Maryland in June, 2011 to become the holding company of Belmont Savings Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Company is supervised by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks (the “Division”). The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $250,000 per account. For balances in excess of the FDIC deposit insurance limits, coverage is provided by the Massachusetts Depositors Insurance Fund, Inc. (“Mass DIF”). In connection with the Company’s conversion from a mutual holding company to stock holding company form of organization (the “conversion”), on October 4, 2011 we completed our initial public offering of common stock, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation.

Belmont Savings Bank is a state chartered savings bank which was incorporated in 1885 and is headquartered in Belmont, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, consumer loans, including indirect auto loans, commercial loans and construction loans, as well as investment securities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Belmont Savings Bank and BSB Funding Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and general practices within the financial services industry.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, valuation and potential other-than-temporary impairment (“OTTI”) of investment securities, the valuation of deferred tax assets and the fair value of stock-based compensation awards.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits in other banks.

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

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual securities.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2012, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

Loans Held For Sale

Loans purchased or transferred from held for investment, (if intent or ability to hold existing loans changes), and loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums on purchased loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the expected term as an adjustment of the related loan yield using the interest method.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012 or 2011.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired and therefore are subject to a specific review for impairment.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDR’s and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral dependent and impairment is measured through the collateral method. Beginning in 2011, all loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. Prior to 2011, all loans on non-accrual status, with the exception of homogeneous residential loans, indirect auto and consumer loans, were considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2012 and 2011, the reserve for unfunded loan commitments was $72,000 and $57,000, respectively. The related provision for off balance sheet credit losses is included in non-interest expense in the statement of operations.

Premises and Equipment

Land is carried at cost. Building and equipment are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated over the shorter of the lease term for leasehold improvements or their estimated useful lives.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of tier one capital and the total cash surrender value of life insurance policies is limited to 25% of tier one capital.

Transfers and Servicing of Financial Assets

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

During the normal course of business, the Company may transfer whole loans or a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer will be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing rights retained. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Other Real Estate Owned and Other Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs cost to sell, at the date of foreclosure or when control is established, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in other noninterest expense.

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

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity.

Stock Based Compensation

The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for forfeitures. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon all available evidence, both positive and negative, it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value Hierarchy

The Company measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price, and maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price. Under applicable accounting guidance, the Company categorizes its financial instruments, based on the priority of inputs to the valuation technique, into a three-level hierarchy, as described below.

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

Earnings per Share (EPS)

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. stock options and unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method. Because the stock offering of the Company was completed on October 4, 2011, earnings per share data is not meaningful for prior comparative periods and is therefore not presented.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Company’s postretirement and supplemental retirement plans.

Recent accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, are required beginning in the period of adoption of this Update. The Company adopted this Update on July 1, 2011 and it did not have a material impact on its consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2012 and 2011 includes $8,029,000 and $3,985,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

NOTE 3 – SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

Trading securities:

We did not hold any securities classified as trading during 2012 or 2011. The gains on trading securities included in net income were $322,000 for the year ended December 31, 2010.

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated. Gross unrealized holding gains and losses on available for sale securities are included in other comprehensive income.:

	December 31, 2012				December 31, 2011
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
Corporate debt securities	$22,483	$188	$(50)	$22,621	$—	$—	$—	$—

	$22,483	$188	$(50)	$22,621	$—	$—	$—	$—

Held to maturity securities:
U.S. government and federal agency obligations	$—	$—	$—	$—	$5,600	$59	$—	$5,659
U.S. government sponsored mortgage-backed securities	49,039	1,731	—	50,770	46,432	1,168	(97)	47,503
Corporate debt securities	14,945	216	—	15,161	37,359	6 00	(25)	37,934

	$63,984	$1,947	$—	$65,931	$89,391	$1,827	$(122)	$91,096

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2012 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value

Due in one year or less	$—	$—	$12,031	$12,149
Due from one year to five years	—	—	3,904	4,073
Due from five years to ten years	22,483	22,621	11,734	11,929
Due after ten years	—	—	36,315	37,780

At December 31, 2012 and 2011, securities with a carrying value of $4,565,000 and $5,715,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $17,151,000 and $25,098,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2012 and 2011, respectively, and securities with a carrying value of $10,146,000 and $10,352,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2012 and 2011, respectively.

There were no sales of available for sale securities in the year ended December 31, 2012.

Information relating to sales of securities available-for-sale during the years ending December 31, 2011 and 2010 were as follows:

	2011	2010

Proceeds from sales	$15,650	$1,547
Gross realized gains	2,843	138
Gross realized losses	(56)	(17)
Tax expense of securities gains/losses	1,122	49

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012:
Available-for-sale
Corporate debt securities	$5,580	$(50)	$—	$—

Total temporarily impaired securities	$5,580	$(50)	$—	$—

December 31, 2011:
Held-to-maturity
U.S. government sponsored mortgage-backed securities	$6,799	$(48)	$965	$(49)
Corporate debt securities	7,039	(25)	—	—

Total temporarily impaired securities	$13,838	$(73)	$965	$(49)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2012, two debt securities had unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds primarily relate to an investment within the telecom sector. The unrealized loss is primarily caused by (a) changes in market rates and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

NOTE 4 – LOANS

A summary of the balances of loans follows:

	December 31,
	2012	2011
Mortgage loans on real estate:
Residential one-to-four family	$201,845	$192,295
Commercial real estate loans	261,022	166,261
Home equity loans	66,939	50,015
Construction loans	16,139	15,198

Total real estate loans	545,945	423,769

Other loans:
Commercial loans	30,444	20,626
Indirect auto loans	80,312	66,401
Consumer loans	654	998

	111,410	88,025

Total loans	657,355	511,794

Net deferred loan costs	2,759	2,523
Net unamortized mortgage premiums	621	423
Allowance for loan losses	(6,440)	(4,776)

Total loans, net	$654,295	$509,964

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2012 and 2011. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$608	$(225)	$43	$1,412
Commercial real estate	1,969	1,070	—	—	$3,039
Construction	188	10	—	—	$198
Commercial	321	149	—	—	$470
Home equity	632	453	(715)	96	$466
Indirect auto	664	343	(281)	46	$772
Consumer	16	39	(48)	12	$19
Unallocated	—	64	—	—	$64

Total	$4,776	$2,736	$(1,269)	$197	$6,440

	Year Ended December 31, 2011
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,057	$139	$(210)	$—	$986
Commercial real estate	1,136	833	—	—	1,969
Construction	140	48	—	—	188
Commercial	261	121	(61)	—	321
Home equity	236	479	(83)	—	632
Indirect auto	38	645	(23)	4	664
Consumer	21	20	(33)	8	16
Unallocated	—	—	—	—	—

Total	$2,889	$2,285	$(410)	$12	$4,776

	Year Ended December 31, 2010
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,027	$30	$—	$—	$1,057
Commercial real estate	911	225	—	—	1,136
Construction	193	(53)	—	—	140
Commercial	142	125	(6)	—	261
Home equity	184	52	—	—	236
Indirect auto	—	38	—	—	38
Consumer	16	21	(24)	8	21
Unallocated	—	—	—	—	—

Total	$2,473	$438	$(30)	$8	$2,889

	Year Ended December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	258,663	3,039	261,022	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	30,444	470	30,444	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,320	$6,001	$657,355	$6,440

	Year Ended December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$3,149	$97	$189,146	$889	$192,295	$986
Commercial real estate	—	—	166,261	1,969	166,261	1,969
Construction	—	—	15,198	188	15,198	188
Commercial	155	—	20,471	321	20,626	321
Home equity	1,123	314	48,892	318	50,015	632
Indirect auto	—	—	66,401	664	66,401	664
Consumer	—	—	998	16	998	16
Unallocated	—	—	—	—	—	—

Total	$4,427	$411	$507,367	$4,365	$511,794	$4,776

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012 and 2011:

	Impaired loans with a related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Allowance For Credit Losses	Income Recognized
Residential one-to-four family	$2,383	$2,383	$1,325	$439	$11
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	432	—	3
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$2,383	$2,383	$1,757	$439	$14

	Impaired loans with no related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$4,774	$4,858	$3,006	$76
Commercial real estate	2,359	2,359	889	32
Construction	—	—	—	—
Commercial	—	—	35	4
Home equity	519	699	410	13
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$7,652	$7,916	$4,340	$125

	Impaired loans with a related allowance for credit losses at December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Allowance For Credit Losses	Income Recognized
Residential one-to-four family	$705	$705	$403	$97	$21
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	3	—	—
Home equity	731	731	514	314	8
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$1,436	$1,436	$920	$411	$29

	Impaired loans with no related allowance for credit losses at December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$2,444	$2,653	$1,685	$53
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	155	155	56	7
Home equity	392	475	374	12
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,991	$3,283	$2,115	$72

At December 31, 2012, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2012 and 2011:

	December 31, 2012
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

	$616	$27	$2,479	$3,122	$—	$3,621

	December 31, 2011
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$51	$1,188	$1,880	$3,119	$—	$3,149
Commercial real estate	—	—	—	—	—	—
Home equity	634	—	847	1,481	—	1,123
Construction	—	—	—	—	—	—
Other loans:
Commercial	10	—	7	17	—	155
Indirect auto	209	23	—	232	—	—
Consumer	—	1	—	1	—	—

	$904	$1,212	$2,734	$4,850	$—	$4,427

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

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following table presents the Company’s loans by risk rating at December 31, 2012 and 2011. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$3,880	$5,205	$192,760	$201,845
Commercial real estate	247,374	8,080	5,568	—	261,022
Construction	16,139	—	—	—	16,139
Commercial	30,402	17	25	—	30,444
Home equity	—	200	319	66,420	66,939
Indirect auto	—	—	—	80,312	80,312
Consumer	—	—	—	654	654

Total	$293,915	$12,177	$11,117	$340,146	$657,355

	December 31, 2011
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$1,940	$1,238	$3,573	$185,544	$192,295
Commercial real estate	165,134	1,127	—	—	166,261
Construction	13,642	—	1,556	—	15,198
Commercial	20,446	—	180	—	20,626
Home equity	—	359	1,123	48,533	50,015
Indirect auto	—	—	—	66,401	66,401
Consumer	—	—	—	998	998

Total	$201,162	$2,724	$6,432	$301,476	$511,794

(A)	Residential real estate, home equity, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics. During the year ended December 31, 2012, eight loans were modified and determined to be troubled debt restructurings. During the year ended December 31, 2011, no loans were modified and determined to be troubled debt restructurings. At December 31, 2012, the Company had $7.4 million of troubled debt restructurings related to ten loans, which were modified in 2010 and 2012.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	December 31, 2012	December 31, 2011
TDRs on Accrual Status	$6,437	$—
TDRs on Nonaccrual Status	946	685

Total TDRs	$7,383	$685

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$86	$—

Additional commitments to lend to a borrower	$—	$—
who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the periods indicated and the outstanding recorded investment subsequent to the modifications occurring:

	Year ended
	December 31, 2012
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	4	$4,291	$4,307
Commercial real estate	3	2,369	2,369
Home equity	1	200	200
Construction	—	—	—
Other loans:
Commercial	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

	8	$6,860	$6,876

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

There were no TDR agreements entered into during the year ended December 31, 2011.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2012	December 31, 2011

Extended maturity	$2,369	$—
Adjusted interest rate:	221	—
Interest only period	4,286	—

Total	$6,876	$—

The following table shows TDRs entered into during the past twelve months which have subsequently defaulted during 2012.

For the year ended December 31, 2012
	# of Contracts	Carrying value at December 31, 2012
Real estate loans:
Residential one-to-four family	1	$135
Commercial real estate	—	—
Home equity	—	—
Construction	—	—
Other loans:
Commercial	—	—
Indirect auto	—	—
Consumer	—	—

	1	$135

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2012, 2011 and 2010 were $97,688,000, $18,466,000 and 33,284,000, respectively with gains recognized in non-interest income of $1,731,000, $205,000 and 340,000, respectively. Auto loans sold for cash during the years ended December 31, 2012 and 2011 were $99,653,000 and $31,911,000, respectively with gains recognized in non-interest income of $789,000 and $257,000, respectively. At December 31, 2012 and 2011, residential mortgage loans previously sold and serviced by the Company were $76,595,000 and $23,440,000, respectively. At December 31, 2012 and 2011, auto loans previously sold and serviced by the Company were $104,293,000 and $28,332,000, respectively. There were no liabilities incurred during the years ended December 31, 2012 and 2011 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of December 31, 2012 and 2011, the principal balance of these loans sold with recourse amounted to $1,156,000 and $1,502,000, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2012	2011	2010

Balance at beginning of period	$—	$6	$18
Capitalization	421	—	—
Amortization	(32)	(6)	(12)
Impairment	(36)	—	—

Balance at end of period	$353	$—	$6

During the year ended December 31, 2012, the Company recorded a provision for impairment of $36,000 for the mortgage servicing rights. There was no valuation allowance at December 31, 2011 and December 31, 2010 and no additions or writedowns in the valuation allowance during the years ended December 31, 2011 and 2010. As of December 31, 2012, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2012	2011
Land	$161	$161
Buildings	3,286	3,209
Leasehold improvements	1,426	1,146
Furniture and equipment	5,555	4,493

	10,428	9,009
Accumulated depreciation	(7,526)	(7,009)

	$2,902	$2,000

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $517,000, $447,000 and $358,000, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $66,014,000 and $64,968,000, respectively.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	$56,414
2014	17,780
2015	11,519
2016	20,042
2017	15,545
Thereafter	12

$121,312

Included in time deposits greater than $100,000 or more are brokered deposits of $13,300,000 at December 31, 2012 and $13,300,000 at December 31, 2011. Brokered deposits of $13,300,000 are also included in the maturities of time deposits at December 31, 2012.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

FHLB advances with an original maturity of less than one year, amounted to $15,000,000 and $13,000,000 at December 31, 2012 and 2011, respectively, at a weighted average rate of 0.20% and 0.19%, respectively. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $3,404,000 and $2,985,000 at December 31, 2012 and 2011, respectively, mature on a daily basis and are secured by U.S. Government securities. The weighted average interest rate on these agreements was 0.15% and 0.25% at December 31, 2012 and 2011, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2012 and 2011 consists of the following FHLB advances:

	Amount		Weighted Average Rate
	2012	2011	2012	2011
Fixed rate advances maturing:
2012	$—	$29,500	—%	2.45%
2013	23,000	23,000	1.02	1.02
2014	9,000	9,000	1.26	1.26
2015	14,100	14,100	1.17	1.17
2016	7,000	7,000	1.39	1.39
2017	15,000	—	0.90	—

	68,100	82,600	1.09	1.61

Other borrowed funds consist of the balance of loans sold with recourse (see Note 5).

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2012	2011	2010
Current tax provision (benefit):
Federal	$401	$545	$(398)
State	59	301	15

	460	846	(383)

Deferred tax provision (benefit):
Federal	195	(445)	1,014
State	58	(339)	297

	253	(784)	1,311

Change in valuation allowance	—	233	(708)
Total provision for income taxes	$713	$295	$220

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.7	(4.2)	10.1
Bank-owned life insurance	(5.8)	(20.5)	5.3
Dividends received deduction	—	(3.6)	(3.3)
Change in valuation allowance	—	39.3	(34.6)
Share based compensation	1.3	—	—
Other, net	0.5	4.7	(0.8)

Effective tax rates	33.7%	49.7%	10.7%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Employee benefit and deferred compensation plans	$2,415	$2,024
Allowance for loan losses	2,601	1,930
Depreciation	—	105
Accrued rent	10	5
Interest on non-performing loans	21	30
Stock options	9	—
Charitable contribution carryover	746	798
Unrecognized retirement benefit	13	3
ESOP	30	6

Gross deferred tax assets	5,845	4,901

Valuation allowance	(233)	(233)

	5,612	4,668

Deferred tax liabilities:
Mortgage servicing rights	(141)	—
Deferred loan origination costs	(446)	(319)
Net unrealized gain on securities available for sale	(47)	—
Restricted stock awards	(822)
Depreciation	(70)	—
Other	(61)	(34)

	(1,587)	(353)

Net deferred tax asset	$4,025	$4,315

A valuation reserve has been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$(233)	$—	$(708)
Reserve for charitable contribution carryforward	—	(233)	—
Reserve for capital loss carryforward	—	—	708

	$(233)	$(233)	$—

The Company does not have any uncertain tax positions at December 31, 2012 or 2011 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2012, 2011 and 2010.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2009 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2012 and 2011 includes approximately $3,600,000 for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 11 – OFF-BALANCE SHEET ACTIVITIES

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2012	2011
Commitments to grant loans	$21,517	$55,904
Unfunded commitments under lines of credit	88,160	64,791
Unadvanced portion of construction loans	17,102	18,711
Standby letters of credit	100	255

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2012, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2013	$310
2014	283
2015	233
2016	142
2017	62
Thereafter	149

$1,179

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $291,000, $232,000 and 164,000, respectively.

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

NOTE 13 – LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 14 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$139,287	24.32%	$45,826	8.0%	N/A	N/A
Belmont Savings Bank	92,493	15.99%	46,268	8.0%	$57,835	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$132,775	23.18%	$22,913	4.0%	N/A	N/A
Belmont Savings Bank	85,981	14.87%	23,134	4.0%	$34,701	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$132,775	16.02%	$33,157	4.0%	N/A	N/A
Belmont Savings Bank	85,981	10.37%	33,167	4.0%	$41,459	5.0%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$134,345	29.37%	$36,596	8.0%	N/A	N/A
Belmont Savings Bank	87,402	19.10%	36,600	8.0%	$45,751	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$129,512	28.31%	$18,298	4.0%	N/A	N/A
Belmont Savings Bank	82,569	18.05%	18,300	4.0%	$27,450	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$129,512	20.14%	$25,726	4.0%	N/A	N/A
Belmont Savings Bank	82,569	12.83%	25,751	4.0%	$32,189	5.0%

NOTE 15 – EMPLOYEE BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2012 and 2011 relating to these plans was $1,356,000 and $1,171,000 respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2012 and 4.75% in 2011. The projected rate of salary increase was 3.0% in 2012 and 3.0% in 2011.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2012 and 2011 relating to this plan was $596,000 and $566,000, respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2012 and 5.50% in 2011.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (Plan). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At December 31, 2012 and 2011, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$273	$51
Service cost	224	208
Interest cost	13	3
Actuarial loss	28	11
Benefits paid	—	—

Benefit obligation at end of year	538	273

Funded status at end of year	$(538)	$(273)

Accrued pension benefit	(502)	(265)

Accumulated benefit obligation	$480	$237

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2012	2011

Discount rate	4.00%	4.75%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2012	2011

Service cost	$224	$208
Interest cost	13	3
Amortization of prior service cost	—	—
Recognized net actuarial loss	—	—

Net periodic cost	$237	$211

Other changes in benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2012	2011
Net actuarial loss	$28	$11

Total recognized in other comprehensive income	$28	$11

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2012	2011

Discount rate	4.75%	5.25%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive income, before tax effect, consist of an unrecognized net loss of $36,000 as of December 31, 2012 and an unrecognized net loss of $8,000 as of December 31, 2011

The Company does not expect to contribute to the Plan in 2013.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2013	$—
2014	—
2015	48
2016	96
2017	96
Years 2018-2022	858

Total supplemental retirement plan expense amounted to $507,000, $393,000 and $171,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Incentive Compensation Plan

In 2005, the Board of Directors approved an incentive compensation plan whereby all members of the management team with at least one full year of service are eligible to participate. This Plan was amended in 2008 and 2011. The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $1,305,000, $795,000 and $577,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2012, 2011 and 2010 totaled $635,000, $574,000 and $352,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at December 31, 2012 and 2011 relating to this plan was $2,194,000 and $2,099,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $92,000, $0 and $0 of expense in relation to the plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2012). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2013	$96
2014	99
2015	102
2016	105
2017	109
Thereafter	3,959

$4,470

Shares held by the ESOP include the following:

	December 31,
	2012	2011
Unallocated	439,531	454,821
Allocated	19,112	3,822

	458,643	458,643

The fair value of unallocated shares was approximately $5,375,000 at December 31, 2012 and $4,794,000 at December 31, 2011. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2012 and 2011 was $185,000 and $39,000, respectively.

NOTE 16 — STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2012 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan:

Authorized Stock Option Awards	Authorized Restricted Stock Awards	Authorized Total	Cumulative Granted Net of Forfeitures
			Stock Option Awards	Restricted Stock Awards	Outstanding Total
917,286	366,914	1,284,200	853,055	359,570	1,212,625

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

For the year ended December 31, 2012
Stock based compensation expense
Stock options	$69
Restricted stock awards	74

Total stock based award expense	$143

Related tax benefits recognized in earnings	$57

No cash was paid by the Company to settle equity instruments granted under stock-based compensation arrangements during the year ended December 31, 2012.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2012
	Amount	Weighted average period
Stock options	$3,411	4.92
Restricted stock	3,676	4.92

Total	$7,087

The fair value of the restricted stock awards was determined using the closing share price on the grant date.

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•

Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of a group of the Company’s peers’ shares for a period equivalent to the expected life of the option.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•

The stock-based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2012 has been reduced for annualized estimated forfeitures of 7% for grants to employees, based on historical experience.

Year ended December 31, 2012
Date of grant	11/28/2012
Exercise price	$12.04
Vesting period (1)	5 years
Expiration date	11/28/2022
Expected volatility	37.57%
Expected term	6.5 years
Expected dividend yield	0%
Risk free interest rate	0.95%
Fair value	$4.67

1-Vesting period begins on the date of grant

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Grants for the year ended December 31, 2012 is presented in the tables below:

	Non-vested Stock option awards	Weighted average grant date fair value	Weighted average exercise price
Balance at January 1, 2012	—	$—	$—
Granted	857,641	4.67	12.04
Forfeited	(4,586)	4.67	12.04

Balance at December 31, 2012	853,055	$4.67	$12.04

Non-vested restricted stock awards
Balance at January 1, 2012	—
Granted	359,570

Balance at December 31, 2012	359,570

All stock options and awards are non-vested at December 31, 2012.

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the year ended December 31, 2012:

December 31,
2012
Net income	$1,401
Undistributed earnings attributable to participating securities	(5)

Net income available to common stockholders	$1,396

Weighted average shares outstanding, basic	8,727,615
Effect of dilutive shares	541

Weighted average shares outstanding, assuming dilution	8,728,156

Basic EPS	$0.16
Effect of dilutive shares	—

Diluted EPS	$0.16

For 2012, average options to purchase 79,446 shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2012 and 2011, related party loans were not significant.

NOTE 19 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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

NOTE 20 – FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value of cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

For assets and liabilities fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2012 and 2011. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2012.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale. The Company’s investment in mortgage-backed securities and other debt securities is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2012
Securities available-for-sale
Corporate debt securities	$—	$22,621	$—	$22,621

Totals	$—	$22,621	$—	$22,621

There were no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2011.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

The following table presents certain impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at December 31 2012 and 2011.

	December 31, 2012
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,452

Totals	$—	$—	$2,452

	December 31, 2011
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,315

Totals	$—	$—	$1,315

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

The following table presents the foreclosed assets that were remeasured and reported at the lower of cost or fair value;

	December 31, 2012
	Level 1	Level 2	Level 3
Other real estate owned	$—	$—	$661

Totals	$—	$—	$661

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, interest bearing time deposits with other banks, FHLB stock, accrued interest, securities sold under agreements to repurchase, other borrowed funds and mortgagors escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held to maturity-The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Loans- For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits- The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

FHLB advances- The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,712	$52,712	$52,712	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	63,984	65,931	—	65,931	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans, net	654,295	662,010	—	—	662,010
Loans held for sale	11,205	11,892			11,892
Accrued interest receivable	2,217	2,217	2,217	—	—

Financial liabilities:
Deposits	607,865	618,443	—	618,443	—
Federal Home Loan Bank advances	83,100	83,451	—	83,451	—
Securities sold under agreements to repurchase	3,404	3,404	—	3,404	—
Other borrowed funds	1,156	1,156	—	1,156	—
Accrued interest payable	455	455	455	—	—
Mortgagor’s escrow accounts	859	859		859	—

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$22,795	$22,795
Interest-bearing time deposits with other banks	119	119
Held-to-maturity securities	89,391	91,096
Federal Home Loan Bank stock	8,038	8,038
Loans, net	509,964	515,948
Loans held for sale	15,877	15,918
Accrued interest receivable	2,185	2,185

Financial liabilities:
Deposits	430,654	433,267
Federal Home Loan Bank advances	95,600	96,001
Securities sold under agreements to repurchase	2,985	2,985
Other borrowed funds	1,502	1,469
Accrued interest payable	177	177
Mortgagor’s escrow accounts	442	442

NOTE 21 – COMPREHENSIVE INCOME

	Year Ended December 31, 2012
	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$138	$(47)	91
Reclassification adjustment for net gains included in net income	—	—	—

Total securities available for sale	138	(47)	91

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(28)	10	(18)

Total defined-benefit post-retirement benefit plans	(28)	10	(18)

Total other comprehensive income	$110	$(37)	$73

	Year Ended December 31, 2011
	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount
Securities available for sale:
Change in unrealized gain/loss during the period	$667	$(275)	392
Reclassification adjustment for net gains included in net income	(2,787)	1,122	(1,665)

Total securities available for sale	(2,120)	847	(1,273)

Defined benefit post-retirement benefit plans:
Change in net actuarial gain/loss	(11)	4	—

Total defined-benefit post-retirement benefit plan	(11)	4	(7)

Total other comprehensive loss	$(2,131)	$851	$(1,280)

	Years Ended December 31, 2010
	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount
Securities available for sale:
Change in unrealized gain/loss during the period	$2,037	$(814)	1,223
Reclassification adjustment for net gains included in net income	83	(33)	50

Total securities available for sale	2,120	(847)	1,273
Defined benefit post-retirement benefit plans:
Change in net actuarial gain/loss	3	(1)	2

Total defined-benefit post-retirement benefit plans	3	(1)	2

Total other comprehensive income	$2,123	$(848)	$1,275

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31, 2012	December 31, 2011
Net unrealized holding gains on available-for-sale securities, net of tax	$91	$—
Unrecognized net actuarial loss pertaining to defined benefit plan, net of tax	(23)	(5)

Accumulated other comprehensive income (loss)	$68	$(5)

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2012	2011
Assets

Cash and cash equivalents held at Belmont Savings Bank	$41,624	$41,850
Investment in Belmont Savings Bank	86,432	84,563
Investment in BSB Funding Corp.	4,696	4,608
Deferred tax asset	513	565
Other assets	99	—

Total assets	$133,364	$131,586

Liabilities and Stockholders’ Equity

Accrued expenses	56	23
Other liabilities	—	57

Total liabilities	56	80

Stockholders’ equity	133,308	131,506

Total liabilities and stockholders’ equity	$133,364	$131,586

Condensed Statements of Operations

	Years Ended December 31,
	2012	2011	2010

Interest and dividend income:
Interest on cash equivalents	42	21	—
Dividends from subsidiaries	—	—	—

Total interest and dividend income	42	21	—
Interest expense:	—	7	—

Net interest and dividend income	42	14	—
Non-interest income	—	—	—
Non-interest expense	303	2,040	—

Loss before income taxes and equity in undistributed earnings of subsidiaries	(261)	(2,026)	—
Income tax (benefit) provision	(105)	(586)	—

Income (loss) before equity in income (loss) of subsidiaries	(156)	(1,440)	—
Equity in undistributed earnings of Belmont Savings Bank	1,469	1,717	1,827
Equity in undistributed earnings of BSB Funding Corp	88	22	—

Net income	$1,401	$299	$1,827

Condensed Statement of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,401	$299	$1,827
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(1,469)	(1,717)	(1,827)
Equity in undistributed earnings of BSB Funding Corp.	(88)	(22)
Issuance of common stock to Belmont Savings Bank Foundation	—	1,799	—
Deferred income tax expense	52	(565)	—
Other, net	(122)	80	—

Net cash used in operating activities	(226)	(126)	—

Cash flows from investing activities:
Investment in BSB Funding Corp.	—	(4,586)	—

Net cash used in investing activities	—	(4,586)	—

Cash flows from financing activities:
Capital contribution to Belmont Savings Bank	—	(41,761)	—
Issuance of common stock	—	88,308	—

Net cash provided by financing activities	—	46,547	—

Net (decrease) increase in cash and cash equivalents	(226)	41,835	—
Cash and cash equivalents at beginning of period	41,850	15	15

Cash and cash equivalents at end of period	$41,624	$41,850	$15

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$7,143	$6,951	$6,220	$6,510	$6,167	$5,621	$5,361	$5,073
Interest expense	1,291	1,303	1,289	1,250	1,247	1,342	1,513	1,543

Net interest income	5,852	5,648	4,931	5,260	4,920	4,279	3,848	3,530
Provision for loan losses	696	734	825	481	747	320	742	476

Net interest income, after provision for loan losses	5,156	4,914	4,106	4,779	4,173	3,959	3,106	3,054
Non-interest income (charges)	1,574	680	1,487	964	549	443	412	3,103
Non-interest expense	5,940	5,348	5,174	5,084	6,575	3,994	3,915	3,721

Income (loss) before taxes	790	246	419	659	(1,853)	408	(397)	2,436
Income tax expense (benefit)	305	63	133	212	(516)	113	(210)	908

Net income (loss)	$485	$183	$286	$447	$(1,337)	$295	$(187)	$1,528

Earnings per common share
Basic	$0.05	$0.02	$0.03	$0.05	N/A	N/A	N/A	N/A
Diluted	$0.05	$0.02	$0.03	$0.05	N/A	N/A	N/A	N/A

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 14, 2013, which is the date the financial statements were issued.

On February 27, 2013, the Bank entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newtonville, Massachusetts. The leases commence upon licensed approval to occupy the space, which is expected to be in June of 2013 and August of 2013 for Cambridge and Newtonville, respectively. Both leases provide for ten year initial lease terms, with the option to extend for two terms of five years each. Future minimum rent payments under these leases is not included in Note 12, Commitments and Contingent Liabilities.

Pursuant to the terms of these leases, future minimum rent commitments are as follows:

2013	$40
2014	79
2015	79
2016	79
2017	79
Thereafter	474

$830

Between February 27, 2013 and March 8, 2013, the Company repurchased 91,233 shares of the Company’s common stock, for a total of $1.2 million. The shares repurchased will be treated as authorized but unissued. The shares were repurchased under the Stock Repurchase Program which was adopted on December 12, 2012. Under the Repurchase Program, the Company may repurchase up to 476,622 shares of its common stock, or approximately 5% of the current outstanding shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2012. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors”. Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

We have adopted a Joint Code of Ethics and Conflicts of Interest Policy (the “Code”) that is designed to promote the highest standards of ethical conduct by our directors, officers (including our senior officers, which are our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions). The Code is available on our website, www.belmontsavings.com, under “Investor Relations—Corporate Information—Governance Documents—Code of Ethics and Conflicts of Interest Policy.”

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation”, and Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Stock Ownership” and Item 5 of the Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Corporate Governance and Board Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	Belmont Savings Bank Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.7	Belmont Savings Bank Capital Appreciation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.8	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.9	Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.10	Deferred Compensation Agreement between Belmont Savings Bank and John A. Borelli (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.11	Deferred Compensation Agreement between Belmont Savings Bank and S. Warren Farrell (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.12	Deferred Compensation Agreement between Belmont Savings Bank and John W. Gahan III (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.13	Deferred Compensation Agreement between Belmont Savings Bank and Patricia W. Hawkins (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.14	Deferred Compensation Agreement between Belmont Savings Bank and Robert J. Morrissey (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.15	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.16	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.0	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 13, 2013	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 13, 2013

/s/ Robert J. Morrissey	Chairman of the Board	March 13, 2013
Robert J. Morrissey

/s/ John A. Borelli	Director	March 13, 2013
John A. Borelli

/s/ S. Warren Farrell	Director	March 13, 2013
S. Warren Farrell

/s/ Richard J. Fougere	Director	March 13, 2013
Richard J. Fougere

/s/ John W. Gahan, III	Director	March 13, 2013
John W. Gahan, III

Signatures	Title	Date

/s/ John A. Greene	Director	March 13, 2013
John A. Greene

/s/ Patricia W. Hawkins	Director	March 13, 2013
Patricia W. Hawkins

/s/ Robert D. Ward	Director	March 13, 2013
Robert D. Ward

/s/ John A. Whittemore	Director	March 13, 2013
John A. Whittemore