Form 10-Q
period 2013-03-31
BSB Bancorp, Inc.
filed 2013-05-10
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,319,106 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2013.

BSB BANCORP, INC

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$1,228	$1,433
Interest-bearing deposits in other banks	18,019	51,279

Cash and cash equivalents	19,247	52,712
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	12,013	22,621
Investments in held-to-maturity securities, at cost	64,692	63,984
Federal Home Loan Bank stock, at cost	7,131	7,627
Loans held-for-sale	9,562	11,205
Loans, net of allowance for loan losses of $6,778 as of March 31, 2013 (unaudited) and $6,440 as of December 31, 2012	701,445	654,295
Premises and equipment, net	2,804	2,902
Accrued interest receivable	2,176	2,217
Deferred tax asset, net	4,169	4,025
Income taxes receivable	540	806
Bank-owned life insurance	12,988	12,884
Other real estate owned	661	661
Other assets	2,151	2,024

Total assets	$839,698	$838,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	116,229	$126,760
Interest-bearing	500,424	481,105

Total deposits	616,653	607,865
Federal Home Loan Bank advances	76,600	83,100
Securities sold under agreements to repurchase	3,460	3,404
Other borrowed funds	1,145	1,156
Accrued interest payable	528	455
Deferred compensation liability	4,836	4,685
Other liabilities	4,447	4,109

Total liabilities	707,669	704,774

Stockholders’ Equity:
Common stock	94	95
Additional paid-in capital	88,655	90,188
Retained earnings	47,768	47,352
Accumulated other comprehensive (loss) income	(130)	68
Unearned compensation - ESOP	(4,358)	(4,395)

Total stockholders’ equity	132,029	133,308

Total liabilities and stockholders’ equity	$839,698	$838,082

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$6,499	$5,877
Interest on taxable debt securities	482	610
Dividends	7	10
Other interest income	17	13

Total interest and dividend income	7,005	6,510

Interest expense:
Interest on deposits	1,032	938
Interest on Federal Home Loan Bank advances	185	298
Interest on securities sold under agreements to repurchase	1	3
Interest on other borrowed funds	8	11

Total interest expense	1,226	1,250

Net interest and dividend income	5,779	5,260
Provision for loan losses	327	481

Net interest and dividend income after provision for loan losses	5,452	4,779

Noninterest income:
Customer service fees	230	198
Income from bank-owned life insurance	104	102
Net gain on sales of loans	351	578
Net gain on sales and calls of securities	31	—
Loan servicing fees	170	71
Vendor loss experience refund	100	—
Other income	20	15

Total noninterest income	1,006	964

Noninterest expense:
Salaries and employee benefits	3,682	3,155
Director fees	92	107
Occupancy expense	229	183
Equipment expense	148	104
Deposit insurance	127	125
Data processing	581	390
Professional fees	211	318
Marketing	209	239
Other expense	521	463

Total noninterest expense	5,800	5,084

Income before income tax expense	658	659
Income tax expense	242	212

Net income	$416	$447

Earnings per share
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended
	March 31,
	2013	2012
	(unaudited)

Net income	$416	$447
Other comprehensive (loss), before tax:
Change in fair value of securities available for sale	(284)	—
Reclassification adjustment for realized gains in net income	(31)	—

Other comprehensive (loss) income, before tax	(315)	—

Income tax benefit related to items of other comprehensive (loss)	117	—

Other comprehensive loss, net of tax	(198)	—

Comprehensive income	$218	$447

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	447	—	—	447
Other comprehensive income	—	—	—	—	—	—	—
Release of ESOP stock	—	—	4	—	—	38	42

Balance at March 31, 2012	9,172,860	$92	$90,020	$46,398	$(5)	$(4,510)	$131,995

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	416	—	—	416
Other comprehensive income	—	—	—	—	(198)	—	(198)
Release of ESOP stock	—	—	12	—	—	37	49
Stock based compensation-restricted stock awards	—	—	210	—	—	—	210
Stock based compensation-stock options	—	—	189	—	—	—	189
Share repurchases	(144,219)	(1)	(1,944)	—	—	—	(1,945)

Balance at March 31, 2013	9,388,211	$94	$88,655	$47,768	$(130)	$(4,358)	$132,029

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$416	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	196	170
Net gain on sales and calls of securities	(31)	—
Gain on sales of loans, net	(351)	(578)
Loans originated for sale	(27,848)	(51,570)
Proceeds from sales of loans	29,842	65,520
Provision for loan losses	327	481
Change in unamortized mortgage premium	(431)	2
Change in net deferred loan costs	(281)	(30)
ESOP expense	49	42
Stock based compensation expense	399	—
Depreciation and amortization expense	169	116
Deferred income tax expense	(27)	—
Increase in bank-owned life insurance	(99)	(102)
Net change in:
Accrued interest receivable	41	124
Other assets	(127)	(332)
Income taxes receivable	266	(66)
Income taxes payable	—	(121)
Accrued interest payable	73	40
Deferred compensation liability	151	155
Other liabilities	402	(162)

Net cash provided by operating activities	3,136	14,136

Cash flows from investing activities:
Purchases of available-for-sale securities	—	—
Proceeds from sales of available-for-sale securities	10,280	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	5,991	17,040
Purchases of held-to-maturity securities	(6,851)	—
Redemption of Federal Home Loan Bank stock	496	411
Recoveries of loans previously charged off	46	6
Loan originations and principal collections, net	(30,012)	(19,795)
Purchases of loans	(16,799)	(23,542)
Capital expenditures	(71)	(177)
Premiums paid on bank-owned life insurance	(5)	(5)

Net cash used in investing activities	$(36,925)	$(26,062)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2013	2012
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	17,941	57,698
Net (decrease) increase in time deposits	(9,153)	5,196
Principal payments on Federal Home Loan Bank advances	(6,500)	(10,000)
Net change in short-term advances	—	(4,000)
Net increase in securities sold under agreement to repurchase	56	325
Repayment of principal on other borrowed funds	(11)	(13)
Net (decrease) increase in mortgagors’ escrow accounts	(64)	70
Payments to repurchase stock	(1,945)	—

Net cash provided by financing activities	324	49,276

Net (decrease) increase in cash and cash equivalents	(33,465)	37,350
Cash and cash equivalents at beginning of period	52,712	22,795

Cash and cash equivalents at end of period	$19,247	$60,145

Supplemental disclosures:
Interest paid	$1,153	$1,210
Income taxes paid	3	399
Transfer of loans receivable to loans held for sale	—	28,355

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013 and December 31, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Earnings per share consisted of the following components for the periods indicated:

	Three months ended
	March 31,	March 31,
	2013	2012
Net income	$416	$447
Undistributed earnings attributable to participating securities	17	—

Net income available to common stockholders	$399	$447

Weighted average shares outstanding, basic	8,696,894	8,719,950
Effect of dilutive shares	74,319	—

Weighted average shares outstanding, assuming dilution	8,771,213	8,719,950

Basic EPS	$0.05	$0.05
Effect of dilutive shares	—	—

Diluted EPS	$0.05	$0.05

As of March 31, 2013 and 2012, average options to purchase 850,610 and 0 shares of common stock, respectively, were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method.

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Securities and Exchange Commission Rule 10b5-1 trading plans or other available means. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the three months ended March 31, 2013, the Company repurchased 144,219 shares at an aggregate cost of $1.94 million. At March 31, 2013, the Company had remaining authority under the program to purchase 332,403 shares of its common stock.

NOTE 4 – INVESTMENTS IN SECURITIES

The amortized cost of available for sale and held-to-maturity securities and their approximate fair values are as follows (in thousands):

	March 31, 2013				December 31, 2012
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Corporate debt securities	$12,190	$9	$(186)	$12,013	$22,483	$188	$(50)	$22,621

	$12,190	$9	$(186)	$12,013	$22,483	$188	$(50)	$22,621

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	52,763	1,485	(25)	54,223	49,039	1,731	—	50,770
Corporate debt securities	11,929	149	—	12,078	14,945	216	—	15,161

	$64,692	$1,634	$(25)	$66,301	$63,984	$1,947	—	$65,931

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2013 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$10,953	$11,065
Due after one year through five years	—	—	1,754	1,844
Due after five years through ten years	12,190	12,013	11,247	11,426
Due after ten years	—	—	40,738	41,966

	$12,190	$12,013	$64,692	$66,301

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted to $10.28 million. For the three months ended March 31, 2013 (unaudited) gross realized gains and gross realized losses on those sales amounted to $60,000 and $29,000, respectively. For the three months ended March 31, 2013 (unaudited) the income tax expense (benefit) related to the gross realized gains and losses were $24,000 and $11,000, respectively. During the three months ended March 31, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013:
Available-for-sale
Corporate debt securities	$8,800	$(186)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage backed securities	$4,612	$(25)

Total temporarily impaired securities	$13,412	$(211)	$—	$—

December 31, 2012:
Available-for-sale
Corporate debt securities	$5,580	$(50)	—	—

Total temporarily impaired securities	$5,580	$(50)	—	—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2013 (unaudited), six securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2013 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to five debt securities with aggregate depreciation of 0.5% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Unrealized loss related to one debt security with aggregate depreciation of 3.6% from the Company’s amortized cost basis relates to an investment in the telecom sector. The unrealized loss is primarily caused by changes in market rates and downgrades by several industry analysts. Based on the Company’s

March 31, 2013 review of securities in the investment portfolio, management deemed securities with unrealized losses as of March 31, 2013 to be temporarily impaired. At December 31, 2012, two debt securities had unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds primarily relate to an investment within the telecom sector. The unrealized loss is primarily caused by changes in market rates and recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2013 or during fiscal year 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity loans - The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in this segment are primarily secured by income-producing properties in eastern Massachusetts. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these borrowers.

Construction loans - Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell or lease at adequate prices, and market conditions.

Commercial loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

Indirect auto loans - Loans in this segment are secured installment loans that are originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Repayments are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged at the time of repossession. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2013 (unaudited) and December 31, 2012, the Company had unallocated reserves of $126,000 and $64,000, respectively.

Loans consisted of the following (in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)

Mortgage loans:
Residential one-to-four family	$212,644	30.20%	$201,845	30.70%
Commercial real estate loans (1)	288,163	40.93	261,022	39.71
Equity lines of credit	68,130	9.68	66,939	10.18
Construction loans	13,548	1.92	16,139	2.46

Total mortgage loans	582,485	82.73	545,945	83.05

Commercial loans	31,714	4.50	30,426	4.63
Consumer loans:
Indirect auto loans	89,299	12.68	80,312	12.22
Other consumer loans (2)	616	0.09	654	0.10

	121,629	17.27	111,392	16.95

Total loans	704,114	100.00%	657,337	100.00%

Net deferred loan costs	3,057		2,777
Net unamortized mortgage premiums	1,052		621
Allowance for loan losses	(6,778)		(6,440)

Total loans, net	$701,445		$654,295

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables (in thousands) present the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2013 (unaudited) and December 31, 2012. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,412	$(45)	$—	$—	$1,367
Commercial real estate	3,039	284	—	—	3,323
Construction	198	(32)	—	—	166
Commercial	470	21	—	—	491
Home equity	466	8	—	—	474
Indirect auto	772	19	(18)	40	813
Consumer	19	10	(17)	6	18
Unallocated	64	62	—	—	126

Total	$6,440	$327	$(35)	$46	$6,778

	Three Months Ended March 31, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$27	$—	$—	$1,013
Commercial real estate	1,969	333	—	—	2,302
Construction	188	(25)	—	—	163
Commercial	321	35	—	—	356
Home equity	632	19	—	—	651
Indirect auto	664	78	(77)	4	669
Consumer	16	14	(10)	2	22
Unallocated	—	—	—	—	—

Total	$4,776	$481	$(87)	$6	$5,176

	March 31, 2013 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,528	$382	$205,116	$985	$212,644	$1,367
Commercial real estate	5,290	—	282,873	3,323	288,163	3,323
Construction	—	—	13,548	166	13,548	166
Commercial	—	—	31,714	491	31,714	491
Home equity	519	—	67,611	474	68,130	474
Indirect auto	—	—	89,299	813	89,299	813
Consumer	—	—	616	18	616	18
Unallocated	—	—	—	126	—	126

Total	$13,337	$382	$690,777	$6,396	$704,114	$6,778

	December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	258,663	3,039	261,022	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	30,426	470	30,426	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,302	$6,001	$657,337	$6,440

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2013 (unaudited and in thousands):

Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$2,616	$2,700	$2,461	$382	$3
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$2,616	$2,700	$2,461	$382	$3

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$4,912	$4,912	$4,945	$34
Commercial real estate	5,290	5,290	3,331	25
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	519	699	518	5
Indirect auto	—	—	6	—
Consumer	—	—	—	—

Totals	$10,721	$10,901	$8,800	$64

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Specific Allowance	Income Recognized
Residential one-to-four family	$2,383	$2,383	$1,325	$439	$11
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	432	—	3
Indirect auto	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$2,383	$2,383	$1,757	$439	$14

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Income Recognized
Residential one-to-four family	$4,774	$4,858	$3,006	$76
Commercial real estate	2,359	2,359	889	32
Construction	—	—	—	—
Commercial	—	—	35	4
Home equity	519	699	410	13
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$7,652	$7,916	$4,340	$125

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2013 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$535	$—	$2,412	$2,947	$—	$3,057
Commercial real estate	—	—	77	77	—	77
Home equity	103	—	43	146	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	195	—	—	195	—	—
Consumer	—	—	—	—	—	—

	$833	$—	$2,532	$3,365	$—	$3,453

	December 31, 2012
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

	$616	$27	$2,479	$3,122	$—	$3,621

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

The following table presents the Company’s loans by risk rating at March 31, 2013 (unaudited) and December 31, 2012 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$4,094	$4,968	$203,582	$212,644
Commercial real estate	274,680	5,709	7,774	—	288,163
Construction	13,548	—	—	—	13,548
Commercial	31,606	13	95	—	31,714
Home equity	—	200	319	67,611	68,130
Indirect auto	—	—	—	89,299	89,299
Consumer	—	—	—	616	616

Total	$319,834	$10,016	$13,156	$361,108	$704,114

	December 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	—	$3,880	$5,205	$192,760	$201,845
Commercial real estate	247,374	8,080	5,568	—	261,022
Construction	16,139	—	—	—	16,139
Commercial	30,384	17	25	—	30,426
Home equity	—	200	319	66,420	66,939
Indirect auto	—	—	—	80,312	80,312
Consumer	—	—	—	654	654

Total	$293,897	$12,177	$11,117	$340,146	$657,337

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the three months ended March 31, 2013, three loans were modified and determined to be troubled debt restructurings. During the year ended December 31, 2012, eight loans were modified and determined to be troubled debt restructurings. At March 31, 2013, the Company had $10.6 million of troubled debt restructurings related to thirteen loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
TDRs on Accrual Status	$9,884	$6,437
TDRs on Nonaccrual Status	726	946

Total TDRs	$10,610	$7,383

Amount of Specific Reserves Included in the Allowance
for Loan Losses associated with TDRs	$12	$86
Additional Commitments to Lend to a borrower	—	—
who has been a party to a TDR	$—	$—

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

Three months ended
		March 31, 2013	(unaudited)
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment
Real estate loans:
Residential one-to-four family	1	$347	$378
Commercial real estate	4	4,732	4,732
Home equity	—	—	—
Construction	—	—	—
Other loans:
Commercial	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

	5	$5,079	$5,110

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated (in thousands):

Three months ended
March 31, 2013
(unaudited)
Extended Maturity	$2,241
Adjusted Interest Rate	2,869

Total	$5,110

There were no modifications determined to be TDR’s during the three months ended March 31, 2012.

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. At March 31, 2013 (unaudited) and December 31, 2012, residential loans previously sold and serviced by the Company were $69,779,000 and $76,595,000, respectively. At March 31, 2013 (unaudited) and December 31, 2012, indirect auto loans previously sold and serviced by the Company were $107,987,000 and $104,293,000, respectively.

As of March 31, 2013 (unaudited) and December 31, 2012, loans sold with recourse amounted to $1,145,000 and $1,156,000, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities to determine fair value as of March 31, 2013 (unaudited) and December 31, 2012.

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

Fair Value Measurements

The following summarizes assets measured at fair value as of March 31, 2013 (unaudited) and December 31, 2012 (in thousands). Assets measured at fair value on a recurring basis at March 31, 2013 (unaudited) include investments in available-for-sale securities. Assets measured at fair value on a non-recurring basis include impaired loans and other real estate owned.

	March 31, 2013 (unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents (a)	$19,247	$19,247	$19,247	$—	$—
Interest-bearing time deposits with other banks (a)	119	119	—	119	—
Investments in available-for-sale securities	12,013	12,013	—	12,013	—
Held-to-maturity securities (b)	64,692	66,301	—	66,301	—
Federal Home Loan Bank stock (a)	7,131	7,131	—	7,131	—
Loans held-for-sale	9,562	10,065	—	—	10,065
Loans, net (c)	701,445	707,198	—	—	707,198
Accrued interest receivable (a)	2,176	2,176	2,176	—	—

Financial liabilities:
Deposits (d)	616,653	618,443	—	618,443	—
Federal Home Loan Bank advances (d)	76,600	76,868	—	76,868	—
Securities sold under agreements to repurchase (a)	3,460	3,460	—	3,460	—
Other borrowed funds (a)	1,145	1,145	—	1,145	—
Accrued interest payable (a)	528	528	528	—	—
Mortgagor’s escrow accounts (a)	794	794	—	794	—

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

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents (a)	$52,712	$52,712	$52,712	—	—
Interest-bearing time deposits with other banks (a)	119	119	—	119	—
Investments in available-for-sale securities	22,621	22,621	—	22,621	—
Held-to-maturity securities (b)	63,984	65,931	—	65,931	—
Federal Home Loan Bank stock (a)	7,627	7,627	—	7,627	—
Loans held-for-sale	11,205	11,892	—	—	11,892
Loans, net (c)	654,295	662,010	—	—	662,010
Accrued interest receivable (a)	2,217	2,217	2,217	—	—

Financial liabilities:
Deposits (d)	607,865	618,443	—	618,443	—
Federal Home Loan Bank advances (d)	83,100	83,451	—	83,451	—
Securities sold under agreements to repurchase (a)	3,404	3,404	—	3,404	—
Other borrowed funds (a)	1,156	1,156	—	1,156	—
Accrued interest payable (a)	455	455	455	—	—
Mortgagor’s escrow accounts (a)	859	859	—	859	—

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

	March 31, 2013
		(unaudited)
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,048
Other real estate owned	—	—	661

Totals	$—	$—	$2,709

	December 31, 2012
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,452
Other real estate owned	—	—	661

Totals	$—	$—	$3,113

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

There were no transfers between Level 1 and Level 2 assets and liabilities for the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2013 (unaudited) and December 31, 2012 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of March 31, 2013 (unaudited) and December 31, 2012, the principal balance of these loans totaled $1,145,000 and $1,156,000, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 8 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2013 (unaudited) and December 31, 2012 relating to these plans was $1,398,000 and $1,356,000, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2013 (unaudited) and December 31, 2012 relating to this plan was $597,000 and $596,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At March 31, 2013 (unaudited) and December 31, 2012, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2013 (unaudited) and December 31, 2012 relating to this plan was $606,000 and $538,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $231,000 and $249,000 for the three months ended March 31, 2013 and 2012 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2013 and 2012 (unaudited) totaled $169,000 and $142,000, respectively.

Salary Deferral Plan

The Company has a salary deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. The recorded liability at March 31, 2013 (unaudited) and December 31, 2012 relating to this plan was $2,235,000 and $2,194,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $20,000 and $0 in relation to the plan during the three and months ended March 31, 2013 and 2012 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at March 31, 2013). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 9 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

March 31, 2013 (unaudited)	Securities held-to-	Loans	Total pledged
	maturity (at cost)	receivable	assets
Repurchase agreements	$4,290	$—	$4,290
FHLB borrowings	15,945	115,672	131,617
Federal Reserve Bank LOC	10,095	—	10,095

Total pledged assets	$30,330	$115,672	$146,002

December 31, 2012	Securities held-to-	Loans	Total pledged
	maturity (at cost)	receivable	assets
Repurchase agreements	$4,565	$—	$4,565
FHLB borrowings	17,151	103,844	120,995
Federal Reserve Bank LOC	10,146	—	10,146

Total pledged assets	$31,862	$103,844	$135,706

NOTE 10 – OTHER COMPREHENSIVE INCOME

	Three months ended March 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available for sale:
Change in unrealized gain/loss during the period	$(284)	$104	$(180)
Reclassification adjustment for net (gains) losses included in net income[1]	(31)	13	(18)

Total securities available for sale	(315)	117	(198)

Total Other Comprehensive Income	(315)	117	(198)

1 - Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

There was no other comprehensive income for the three months ended March 31, 2012.

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2012 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2012 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total Assets. Total assets increased $1.6 million to $839.7 million at March 31, 2013, from $838.1 million at December 31, 2012. The increase was primarily the result of a $47.2 million, or 7.2%, increase in net loans, offset by a $33.5 million, or 63.5%, decrease in cash and cash equivalents and a $10.6 million, or 46.9%, decrease in investments in available-for-sale-securities.

Loans. Net loans increased by $47.2 million to $701.4 million at March 31, 2013 from $654.3 million at December 31, 2012. The increase in net loans was primarily due to increases of $27.1 million, or 10.4%, in commercial real estate loans, $10.8 million, or 5.4%, in residential one-to-four family loans, $1.2 million, or 1.8%, in home equity lines of credit, $1.3 million, or 4.2%, in commercial loans, and $9.0 million, or 11.2%, in indirect auto loans, offset by a decrease in construction loans of $2.6 million, or 16.1%. While we have continued to originate significant amounts of one-to-four family residential loans and indirect auto loans in 2013, we have continued to sell a portion of these loan types as part of our operations. Further, our plan to prudently build new commercial loan businesses is working as solid growth was experienced in this business line during the quarter.

Investment Securities. Total investment securities decreased $9.9 million to $76.7 million at March 31, 2013, from $86.6 million at December 31, 2012, reflecting our response to strong loan demand and conversion primarily into higher yielding assets. The decrease in investment securities primarily resulted from a decrease of $10.6 million, or 46.9%, in available-for-sale corporate debt securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $33.5 million to $19.2 million at March 31, 2013, from $52.7 million at December 31, 2012. The outflow of cash was due to strong loan demand and deployment of cash into earning assets.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2013, our investment in bank-owned life insurance was $13.0 million, an increase of $104,000 from $12.9 million at December 31, 2012, reflecting premiums paid and an increase in cash surrender value.

Deposits. Deposits increased $8.8 million, or 1.4%, to $616.7 million at March 31, 2013 from $607.9 million at December 31, 2012. The increase in deposits was due to a $30.0 million, or 9.5% increase in savings accounts, offset by a decrease in demand deposits of $10.5 million, or 8.3%, and a decrease in CDs of $9.2 million, or 7.5%. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $17.9 million. Our core deposit growth continued in the first quarter with significant contributions from our new supermarket branch in Waltham. Through its tenth month of operation, the Waltham branch has exceeded $25 million in deposits, already twice the average for in-store branches nationwide.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)

Deposit type:
Demand deposits	$116,229	18.85%	$126,760	20.85%
Interest-bearing checking accounts	31,018	5.03	32,463	5.34
Savings accounts	346,540	56.20	316,563	52.08
Money market deposits	10,706	1.74	10,767	1.77

Total transaction accounts	504,493	81.81	486,553	80.04

Term certificates less than $100,000	53,847	8.73	55,298	9.10
Term certificates $100,000 or more	58,313	9.46	66,014	10.86

Total certificate accounts	112,160	18.19	121,312	19.96

Total deposits	$616,653	100.00%	$607,865	100.00%

Borrowings. At March 31, 2013, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements,” and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $6.5 million, or 7.4%, to $81.2 million at March 31, 2013, from $87.7 million at December 31, 2012. Advances from the Federal Home Loan Bank of Boston decreased $6.5 million to $76.6 million at March 31, 2013, from $83.1 million at December 31, 2012, and repurchase agreements increased $56,000 to $3.5 million at March 31, 2013, from $3.4 million at December 31, 2012.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)

Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$61,600	$68,100
Other borrowed funds	1,145	1,156

	$62,745	$69,256

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	$15,000	$15,000
Repurchase agreements	3,460	3,404

	18,460	18,404

Total borrowed funds	$81,205	$87,660

Stockholders’ Equity. Total stockholders’ equity decreased from $133.3 million as of December 31, 2012 to $132.0 million as of March 31, 2013. This decrease is largely the result of the Stock Repurchase Program that was adopted on December 12, 2012. During the first quarter of 2013, the Company repurchased 144,219 shares of its common stock for $1.94 million.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31,	At December 31,
	2013	2012
	(unaudited)

Non-accrual loans:
Mortgage loans:
One-to-four family	$3,057	$3,278
Commercial real estate	77	—
Construction loans	—	—
Equity lines of credit	319	319
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	24
Other consumer loans	—	—

Total non-accrual loans	$3,453	$3,621

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$3,453	$3,621

Other real estate owned	$661	$661
Repossessed automobiles	20	43

Total non-performing assets (NPAs)	$4,134	$4,325

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$726	$946
Troubled debt restructures not included in NPAs	9,884	6,437

Total troubled debt restructures	$10,610	$7,383

Ratios:
Non-performing loans to total loans	0.49%	0.55%
Non-performing assets to total assets	0.49%	0.52%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2013, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At March 31, 2013, we had $10.6 million of troubled debt restructurings related to thirteen loans.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income for the three months ended March 31, 2013 was $416,000, compared to net income of $447,000 for the three months ended March 31, 2012. The change in operating results for the three months ended March 31, 2013 compared to the 2012 period resulted from an increase in net interest and dividend income after the provision for loan losses of $673,000 and an increase in noninterest income of $42,000. This was more than offset by an increase in noninterest expense of $716,000.

Net Interest and Dividend Income. Net interest and dividend income increased $519,000 to $5.8 million for the three months ended March 31, 2013, compared to $5.3 million for the three months ended March 31, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $58.5 million, or 33.3% to $234.1 million for the three months ended March 31, 2013, from $175.6 million for the three months ended March 31, 2012. Our net interest margin decreased 26 basis points to 2.92% for the three months ended March 31, 2013, compared to 3.18% for the three months ended March 31, 2012, and our net interest rate spread decreased 24 basis points to 2.66% for the three months ended March 31, 2013, compared to 2.90% for the three months ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income increased $495,000 to $7.0 million for the three months ended March 31, 2013, from $6.5 million for the three months ended March 31, 2012. The increase in interest and dividend income was primarily due to a $622,000 increase in interest income on loans partially offset by a $131,000 decrease in interest and dividend income on securities. The increase in interest income on loans resulted from a 51 basis point decrease in the average yield on loans to 3.80% from 4.31%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $144.9 million to $692.7 million for the three months ended March 31, 2013, from $547.8 million for the three months ended March 31, 2012. The decrease in interest and dividend income on securities was primarily due to a decrease in the average balance of $2.2 million to $77.4 million for the three months ended March 31, 2013, from $79.7 million for the three months ended March 31, 2012, as well as a 56 basis point decrease in the average yield on securities to 2.52% from 3.08%.

Interest Expense. Interest expense decreased $23,000 to $1.2 million for the three months ended March 31, 2013, from $1.3 million for the three months ended March 31, 2012. The decrease resulted from a 16 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $79.4 million, or 16.3%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $95,000 to $1.0 million for the three months ended March 31, 2013, from $938,000 for the three months ended March 31, 2012. This increase was primarily due to a $94.9 million increase in the average balance of interest-bearing deposits to $489.9 million for the three months ended March 31, 2013, from $395.1 million for the three months ended March 31, 2012. Offsetting the increase in average balance was a 10 basis point decrease in the average cost of interest-bearing deposits to 0.85% for the three months ended March 31, 2013, from 0.95% for the three months ended March 31, 2012. We experienced decreases in the average cost within all deposit categories.

Interest expense on total borrowings decreased $118,000 to $194,000 for the three months ended March 31, 2013, from $312,000 for the three months ended March 31, 2012. This decrease was primarily due to a 33 basis point decrease in the average cost of FHLB advances to 1.01% for the three months ended March 31, 2013, from 1.34% for the three months ended March 31, 2012, and a $15.5 million decrease in the average balance of FHLB advances to $74.1 million for the three months ended March 31, 2013, from $89.5 million for the three months ended March 31, 2012.

Provision for Loan Losses. Based on our methodology for establishing our allowance for loan losses and provisions for loan losses discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $327,000 for the three months ended March 31, 2013, compared to $481,000 for the three months ended March 31, 2012. The allowance for loan losses was $6.8 million, or 0.96% of total loans, at March 31, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income increased by $42,000 to $1.0 million for the three months ended March 31, 2013, from $964,000 for the three months ended March 31, 2012. The increase was primarily due to an increase of $32,000 in customer service fees, an increase of $31,000 on net gains on sales and calls of securities, an increase of $99,000 in loan servicing fee income and an increase of $100,000 in experience refunds for vendor single interest (“VSI”) coverage based on high credit quality and the resultant low level of VSI claims related to indirect auto loans, partially offset by a decrease in net gains on sales of loans of $227,000.

Noninterest Expense. Noninterest expense increased $716,000 to $5.8 million for the three months ended March 31, 2013, from $5.1 million for the three months ended March 31, 2012. The largest components of this increase were salaries and employee benefits, which increased 16.7%, or $527,000 and data processing, which increased 49.0% or $191,000. These increases in expenses were primarily the result of stock compensation expense and increased data processing expenses driven by loan and deposit volume increases. These increases were partially offset by a decrease of $107,000, or 33.6% in professional fees.

Income Tax Expense. We recorded income tax expense of $242,000 for the three months ended March 31, 2013, compared to income tax expense of $212,000 for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was 36.8% compared to 32.2% for the same period in 2012. The increase in effective tax rate was primarily the result of non-deductible stock based compensation expense which was partially offset by a decrease in the valuation reserve on deferred tax assets.

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

	For the Three Months Ended March 31,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$692,711	$6,499	3.80%	$547,834	$5,877	4.31%
Securities	77,442	482	2.52%	79,661	610	3.08%
Other	32,635	17	0.22%	37,384	13	0.14%

Total interest-earning assets	802,788	6,998	3.54%	664,879	6,500	3.93%
Non-interest-earning assets	26,741			25,780

Total assets	$829,529			$690,659

Interest-bearing liabilities:
Savings accounts	334,109	538	0.65%	238,139	411	0.69%
Checking accounts	27,308	8	0.12%	24,785	8	0.13%
Money market accounts	11,007	2	0.08%	12,226	5	0.18%
Certificates of deposit	117,525	484	1.67%	119,912	514	1.72%

Total interest-bearing deposits	489,949	1,032	0.85%	395,062	938	0.95%
Federal Home Loan Bank advances	74,044	185	1.01%	89,523	298	1.34%
Securities sold under agreements to repurchase	3,562	1	0.15%	3,228	3	0.40%
Other borrowed funds	1,152	8	2.94%	1,498	11	2.90%

Total interest-bearing liabilities	568,707	1,226	0.87%	489,311	1,250	1.03%
Non-interest-bearing liabilities	128,256			69,624

Total liabilities	696,963			558,935
Stockholders’ Equity	132,566			131,724

Total liabilities and equity	$829,529			$690,659

Net interest and dividend income		$5,772			$5,250

Net interest rate spread (2)			2.66%			2.90%
Net interest-earning assets (3)	234,081			175,568

Net interest margin (4)			2.92%			3.18%
Average interest-earning assets to interest-bearing liabilities			141.16%			135.88%

(1)	Yields and rates for the three-month periods ended March 31, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,124	$(502)	$622
Securities	(17)	(111)	(128)
Federal Home Loan Bank stock	—	—	—
Other	(1)	6	5

Total interest-earning assets	1,106	(607)	499

Interest-bearing liabilities:
Savings accounts	149	(22)	127
Checking accounts	—	—	—
Money market accounts	—	(3)	(3)
Certificates of deposit	(12)	(18)	(30)

Total interest-bearing deposits	137	(43)	94

Federal Home Loan Bank advances	(47)	(66)	(113)
Securities sold under agreements to repurchase	—	(2)	(2)
Other borrowed funds	(3)	—	(3)

Total interest-bearing liabilities	87	(111)	(24)

Change in net interest income	$1,019	$(496)	$523

Management of Market Risk

General. The Bank’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Bank’s operations is to manage interest rate risk and limit the exposure of the Bank’s financial condition and results of operations to changes in market interest rates. The Bank’s Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in the Bank’s assets and liabilities, for determining the level of risk that is appropriate, given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2013 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Banks interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	–7.4%
+200	–4.2%
–100	–0.8%

(1)	The calculated change for -100 basis points (BPS) and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2013, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 4.2% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.8% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2013 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 16.5% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.2% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2013 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $19.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2013, we had $29.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $89.3 million in unused lines of credit to borrowers and $12.8 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2013 totaled $49.9 million, or 8.09%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2013.

Our primary investing activity is originating loans. During the three months ended March 31, 2013 and the year ended December 31, 2012, we originated $81.0 million and $415.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $8.8 million and $177.2 million for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the levels of brokered deposits were $18.8 million and $22.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2013, we had $76.6 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $74.6 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 have significantly increased our liquidity and capital resources. Over time, the level of liquidity has been, and will continue to be, reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

We are obligated to make future payments according to various contracts. As of March 31, 2013, our contractual obligations have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2013.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013. As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. None

(b) Use of Proceeds. None

(c) Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	—
February 1 - February 28	53,789	$13.21	53,789	422,833
March 1 - March 31	90,430	$13.64	90,430	332,403

Total	144,219	$13.48	144,219

(1)	On December 21, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 476,622 shares, or 5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.**

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	May 10, 2013	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)