Form 10-Q
period 2013-06-30
BSB Bancorp, Inc.
filed 2013-08-08
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,055,808 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2013.

BSB BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$1,611	$1,433
Interest-bearing deposits in other banks	53,521	51,279

Cash and cash equivalents	55,132	52,712
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	16,940	22,621
Investments in held-to-maturity securities, at cost	72,709	63,984
Federal Home Loan Bank stock, at cost	7,131	7,627
Loans held-for-sale	6,341	11,205
Loans, net of allowance for loan losses of $6,856 as of June 30, 2013 (unaudited) and $6,440 as of December 31, 2012	723,327	654,295
Premises and equipment, net	3,111	2,902
Accrued interest receivable	2,233	2,217
Deferred tax asset, net	4,341	4,025
Income taxes receivable	643	806
Bank-owned life insurance	13,088	12,884
Other real estate owned	—	661
Other assets	3,971	2,024

Total assets	$909,086	$838,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$133,480	$126,760
Interest-bearing	561,941	481,105

Total deposits	695,421	607,865
Federal Home Loan Bank advances	68,100	83,100
Securities sold under agreements to repurchase	3,175	3,404
Other borrowed funds	1,135	1,156
Accrued interest payable	578	455
Deferred compensation liability	4,925	4,685
Other liabilities	7,649	4,109

Total liabilities	780,983	704,774

Stockholders’ Equity:
Common stock	91	95
Additional paid-in capital	84,540	90,188
Retained earnings	48,129	47,352
Accumulated other comprehensive (loss) income	(337)	68
Unearned compensation - ESOP	(4,320)	(4,395)

Total stockholders’equity	128,103	133,308

Total liabilities and stockholders’ equity	$909,086	$838,082

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Interest and dividend income:
Interest and fees on loans	$6,682	$5,791	$13,181	$11,668
Interest on taxable debt securities	424	371	906	981
Dividends	7	18	14	28
Other interest income	23	40	40	53

Total interest and dividend income	7,136	6,220	14,141	12,730

Interest expense:
Interest on deposits	1,040	1,031	2,072	1,969
Interest on Federal Home Loan Bank advances	173	244	357	542
Interest on securities sold under agreements to repurchase	1	3	2	6
Interest on other borrowed funds	8	10	17	21

Total interest expense	1,222	1,288	2,448	2,538

Net interest and dividend income	5,914	4,932	11,693	10,192
Provision for loan losses	100	825	427	1,306

Net interest and dividend income after provision for loan losses	5,814	4,107	11,266	8,886

Noninterest income:
Customer service fees	231	200	458	397
Income from bank-owned life insurance	95	109	199	211
Net gain on sales of loans	449	737	800	1,315
Net gain on sales and calls of securities	4	—	34	—
Loan servicing fees	128	121	298	193
Vendor loss experience refund	—	100	100	100
Gain on sale of easement rights	—	208	—	208
Other income	1	12	25	27

Total noninterest income	908	1,487	1,914	2,451

Noninterest expense:
Salaries and employee benefits	3,720	3,188	7,250	6,316
Director fees	196	116	437	243
Occupancy expense	218	196	447	379
Equipment expense	150	105	298	209
Deposit insurance	147	128	274	253
Data processing	662	511	1,322	958
Professional fees	195	213	406	531
Marketing	239	239	448	478
Recruitment fees	103	13	103	50
Other expense	531	465	976	841

Total noninterest expense	6,161	5,174	11,961	10,258

Income before income tax expense	561	420	1,219	1,079
Income tax expense	200	134	442	346

Net income	$361	$286	$777	$733

Earnings per share
Basic	$0.04	$0.03	$0.09	$0.08
Diluted	$0.04	$0.03	$0.09	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$361	$286	$777	$733
Other comprehensive loss, before tax:
Change in fair value of securities available for sale	(341)	—	(640)	—
Reclassification adjustment for realized gains in net income	(4)	—	(34)	—

Other comprehensive loss, before tax	(345)	—	(674)	—

Income tax benefit related to items of other comprehensive loss	138	—	269	—

Other comprehensive loss, net of tax	(207)	—	(405)	—

Comprehensive income	$154	$286	$372	$733

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	733	—	—	733
Release of ESOP stock	—	—	12	—	—	76	88

Balance at June 30, 2012	9,172,860	$92	$90,028	$46,684	$(5)	$(4,472)	$132,327

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	777	—	—	777
Other comprehensive loss	—	—	—	—	(405)	—	(405)
Release of ESOP stock	—	—	25	—	—	75	100
Stock based compensation-restricted stock awards	—	—	425	—	—	—	425
Stock based compensation-stock options	—	—	376	—	—	—	376
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at June 30, 2013	9,055,808	$91	$84,540	$48,129	$(337)	$(4,320)	$128,103

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$777	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	373	508
Net gain on sales and calls of securities	(34)	—
Gain on sales of loans, net	(800)	(1,315)
Loans originated for sale	(71,989)	(114,288)
Proceeds from sales of loans	76,219	159,219
Provision for loan losses	427	1,306
Change in unamortized mortgage premium	(485)	(48)
Change in net deferred loan costs	(358)	(86)
ESOP expense	100	88
Stock based compensation expense	801	—
Depreciation and amortization expense	336	233
Deferred income tax expense	(61)	—
Increase in bank-owned life insurance	(199)	(211)
Gain of sale of other real estate owned	(5)	—
Net change in:
Accrued interest receivable	(16)	63
Other assets	(1,697)	(602)
Income taxes receivable	163	(416)
Income taxes payable	—	(121)
Accrued interest payable	123	111
Deferred compensation liability	240	215
Other liabilities	3,692	2,431

Net cash provided by operating activities	7,607	47,820

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,989)	—
Proceeds from sales of available-for-sale securities	17,985	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	13,448	23,326
Purchases of held-to-maturity securities	(22,487)	(9,504)
Purchases of community loan fund investments	(250)	—
Redemption of Federal Home Loan Bank stock	496	411
Recoveries of loans previously charged off	59	44
Loan originations and principal collections, net	(10,409)	(55,987)
Purchases of loans	(56,832)	(56,448)
Capital expenditures	(545)	(664)
Capital expenditures on other real estate owned	(79)	—
Premiums paid on bank-owned life insurance	(5)	(25)
Proceeds from sales of other real estate	745	—

Net cash used in investing activities	$(70,863)	$(98,847)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2013	2012
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	89,381	97,610
Net (decrease) increase in time deposits	(1,825)	9,393
Principal payments on Federal Home Loan Bank advances	(10,000)	(16,500)
Net change in short-term advances	(5,000)	(8,000)
Net (decrease) increase in securities sold under agreement to repurchase	(229)	249
Repayment of principal on other borrowed funds	(21)	(26)
Net (decrease) increase in mortgagors’ escrow accounts	(152)	183
Payments to repurchase stock	(6,478)	—

Net cash provided by financing activities	65,676	82,909

Net increase in cash and cash equivalents	2,420	31,882
Cash and cash equivalents at beginning of period	52,712	22,795

Cash and cash equivalents at end of period	$55,132	$54,677

Supplemental disclosures:
Interest paid	$2,325	$2,427
Income taxes paid	731	883

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2013 and December 31, 2012 and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost of available for sale (AFS) and held to maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$17,462	$—	$(522)	$16,940	$22,483	$188	$(50)	$22,621

	$17,462	$—	$(522)	$16,940	$22,483	$188	$(50)	$22,621

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$54,351	$688	$(500)	$54,539	$49,039	$1,731	$—	$50,770
Corporate debt securities	18,358	90	(310)	18,138	14,945	216	—	15,161

	$72,709	$778	$(810)	$72,677	$63,984	$1,947	$—	$65,931

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2013 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$6,925	$6,991
Due after one year through five years	7,989	7,847	1,791	1,865
Due after five years through ten years	9,473	9,093	20,785	20,487
Due after ten years	—	—	43,208	43,334

	$17,462	$16,940	$72,709	$72,677

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains and losses realized on sales of available for sale securities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Gross gains	$5	$—	$64	$—
Gross losses	(1)	—	(30)	—

Net gains on sales of available for sale securities	$4	$—	$34	$—

Income tax expense attributable to realized net gains on sales of AFS debt securities	$1	$—	$14	$—

During the three and six months ended June 30, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted to $7.7 million and $18.0 million, respectively. For the three and six months ended June 30, 2013 (unaudited) net realized gains on those sales amounted to $4,000 and $34,000, respectively. For the three and six months ended June 30, 2013 (unaudited) the income tax expense related to the gross gains was $1,000 and $14,000, respectively. During the six months ended June 30, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013 (unaudited):
Available-for-sale
Corporate debt securities	$16,940	$(522)	$—	$—
Held-to-maturity
Corporate debt securities	10,164	(310)	—	—
U.S. government sponsored mortgage backed securities	28,639	(500)	—	—

Total temporarily impaired securities	$55,743	$(1,332)	$—	$—

December 31, 2012:
Available-for-sale
Corporate debt securities	$5,580	$(50)	$—	$—

Total temporarily impaired securities	$5,580	$(50)	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2013 (unaudited), twenty three securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2013 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to twenty-two debt securities with aggregate depreciation of 1.9% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Unrealized loss related to one debt security with aggregate depreciation of 7.8% from the Company’s amortized cost basis relates to an investment in the telecom sector. The unrealized loss is primarily caused by changes in market rates and downgrades by several industry analysts. Based on the Company’s June 30, 2013 review of securities in the investment portfolio, management deemed securities with unrealized losses as of June 30, 2013 to be temporarily impaired. At December 31, 2012, two debt securities had unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds primarily relate to an investment within the telecom sector. The unrealized loss is primarily caused by changes in market rates and recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

In addition to the securities listed above, the Company holds securities in Rabbi Trust investments that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments were included in other assets and consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and were recorded at fair value. The fair value of these rabbi trust investments at June 30, 2013 and December 31, 2012 were $2.1 million and $0, respectively. For the three and six month periods ending June 30, 2013, the net gain (loss) on rabbi trust investments still held at the reporting date was $(18,000) and $0, respectively. The Company did not hold these assets during 2012. Refer to Note 7 - Postretirement Benefits, for more information.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2013 or during fiscal year 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity loans - The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the cash flow and credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction loans - Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell, or lease at adequate prices, and market conditions.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2013 (unaudited) and December 31, 2012, the Company had unallocated reserves of $128,000 and $64,000, respectively.

Loans consisted of the following (in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)

Mortgage loans:
Residential one-to-four family	$222,018	30.58%	$201,845	30.70%
Commercial real estate loans (1)	288,031	39.68	261,022	39.71
Home equity	77,184	10.63	66,939	10.18
Construction loans	18,445	2.54	16,139	2.46

Total mortgage loans	605,678	83.43	545,945	83.05

Commercial loans	28,442	3.92	30,426	4.63
Consumer loans:
Indirect auto loans	91,242	12.57	80,312	12.22
Other consumer loans (2)	581	0.08	654	0.10

	120,265	16.57	111,392	16.95

Total loans	725,943	100.00%	657,337	100.00%

Net deferred loan costs	3,134		2,777
Net unamortized mortgage premiums	1,106		621
Allowance for loan losses	(6,856)		(6,440)

Total loans, net	$723,327		$654,295

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables (in thousands) present the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 (unaudited) and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2013 (unaudited) and December 31, 2012. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,367	$11	$—	$—	$1,378
Commercial real estate	3,323	21	—	—	3,344
Construction	166	60	—	—	226
Commercial	491	(51)	—	—	440
Home equity	474	64	—	—	538
Indirect auto	813	(14)	(24)	10	785
Consumer	18	7	(11)	3	17
Unallocated	126	2	—	—	128

Total	$6,778	$100	$(35)	$13	$6,856

	Three Months Ended June 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,013	$172	$(127)	$28	$1,086
Commercial real estate	2,302	318	—	—	2,620
Construction	163	5	—	—	168
Commercial	356	34	—	—	390
Home equity	651	179	(455)	—	375
Indirect auto	669	119	(93)	7	702
Consumer	22	(2)	(4)	3	19
Unallocated	—	—	—	—	—

Total	$5,176	$825	$(679)	$38	$5,360

	Six Months Ended June 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,412	$(34)	$—	$—	$1,378
Commercial real estate	3,039	305	—	—	3,344
Construction	198	28	—	—	226
Commercial	470	(30)	—	—	440
Home equity	466	72	—	—	538
Indirect auto	772	5	(42)	50	785
Consumer	19	17	(28)	9	17
Unallocated	64	64	—	—	128

Total	$6,440	$427	$(70)	$59	$6,856

	Six Months Ended June 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$199	$(127)	$28	$1,086
Commercial real estate	1,969	651	—	—	2,620
Construction	188	(20)	—	—	168
Commercial	321	69	—	—	390
Home equity	632	198	(455)	—	375
Indirect auto	664	197	(170)	11	702
Consumer	16	12	(14)	5	19
Unallocated	—	—	—	—	—

Total	$4,776	$1,306	$(766)	$44	$5,360

	June 30, 2013 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,520	$370	$214,498	$1,008	$222,018	$1,378
Commercial real estate	4,175	10	283,856	3,334	288,031	3,344
Construction	—	—	18,445	226	18,445	226
Commercial	—	—	28,442	440	28,442	440
Home equity	443	—	76,741	538	77,184	538
Indirect auto	—	—	91,242	785	91,242	785
Consumer	—	—	581	17	581	17
Unallocated	—	—	—	128	—	128

Total	$12,138	$380	$713,805	$6,476	$725,943	$6,856

	December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	258,663	3,039	261,022	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	30,426	470	30,426	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,302	$6,001	$657,337	$6,440

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2013 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,127	$2,127	$370
Commercial real estate	3,136	3,136	10
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$5,263	$5,263	$380

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,393	$5,478	$—
Commercial real estate	1,039	1,039	—
Construction	—	—	—
Commercial	—	—	—
Home equity	443	623	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,875	$7,140	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012 (in thousands):

Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,383	$2,383	$439
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$2,383	$2,383	$439

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$4,774	$4,858	$—
Commercial real estate	2,359	2,359	—
Construction	—	—	—
Commercial	—	—	—
Home equity	519	699	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$7,652	$7,916	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited):

	Three months ended June 30, 2013		Six months ended June 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,452	$3	$2,456	$6
Commercial real estate	1,045	27	523	27
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$3,497	$30	$2,979	$33

	Three months ended June 30, 2013		Six months ended June 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$5,071	$38	$5,008	$72
Commercial real estate	3,690	62	3,510	86
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	493	4	506	10
Indirect auto	—	—	3	—
Consumer	—	—	—	—

Totals	$9,254	$104	$9,027	$168

	Three months ended June 30, 2012		Six months ended June 30, 2012
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$566	$2	$699	$7
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	526	—	644	—
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$1,092	$2	$1,343	$7

	Three months ended June 30, 2012		Six months ended June 30, 2012
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,304	$1	$2,417	$2
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	4	—	48	2
Home equity	470	1	425	7
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$2,778	$2	$2,890	$11

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2013 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$253	$2,412	$2,665	$—	$2,665
Commercial real estate	—	—	47	47	—	47
Home equity	99	—	43	142	—	243
Construction	—	—	—	—	—	—
Other loans:	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Indirect auto	203	18	—	221	—	—
Consumer	—	—	—	—	—	—

Total	$302	$271	$2,502	$3,075	$—	$2,955

	December 31, 2012
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

Total	$616	$27	$2,479	$3,122	$—	$3,621

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

The following table presents the Company’s loans by risk rating at June 30, 2013 (unaudited) and December 31, 2012 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated(A)	Total

Residential one-to-four family	$128	$4,855	$5,438	$211,597	$222,018
Commercial real estate	276,388	5,664	5,979	—	288,031
Construction	11,491	—	6,954	—	18,445
Commercial	28,420	11	11	—	28,442
Home equity	799	200	255	75,930	77,184
Indirect auto	—	—	—	91,242	91,242
Consumer	—	—	—	581	581

Total	$317,226	$10,730	$18,637	$379,350	$725,943

	December 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated(A)	Total

Residential one-to-four family	$—	$3,880	$5,205	$192,760	$201,845
Commercial real estate	247,374	8,080	5,568	—	261,022
Construction	16,139	—	—	—	16,139
Commercial	30,384	17	25	—	30,426
Home equity	—	200	319	66,420	66,939
Indirect auto	—	—	—	80,312	80,312
Consumer	—	—	—	654	654

Total	$293,897	$12,177	$11,117	$340,146	$657,337

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the three and six months ended June 30, 2013, three loans were modified and determined to be troubled debt restructurings. During the year ended December 31, 2012, eight loans were modified and determined to be troubled debt restructurings. At June 30, 2013, the Company had $9.5 million of troubled debt restructurings related to eleven loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
TDR’s on Accrual Status	$9,183	$6,437
TDR’s on Nonaccrual Status	335	946

Total TDR’s	$9,518	$7,383

Amount of Specific Reserves Included in the Allowance for Loan Losses associated with TDR’s	$22	$86

Additional Commitments to Lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

		Three months ended June 30, 2013	(unaudited)		Six months ended June 30, 2013	(unaudited)
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	—	$—	$—	1	$347	$378
Commercial real estate	3	4,638	4,128	4	4,732	4,128

Total	3	$4,638	$4,128	5	$5,079	$4,506

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$992	$1,370
Adjusted Interest Rate	3,136	3,136

Total	$4,128	$4,506

There were no modifications determined to be TDR’s during the three and six months ended June 30, 2012.

There were no TDR’s that have been modified during the twelve months ending on June 30, 2013 which have subsequently defaulted during the three or six month periods ending on June 30, 2013. The Company considers a loan to have defaulted when it reaches 90 days past due. There were no loans modified during the twelve months ended June 30, 2012 that subsequently defaulted.

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

At June 30, 2013 (unaudited) and December 31, 2012, residential loans previously sold and serviced by the Company were $61,550,000 and $76,595,000, respectively. At June 30, 2013 (unaudited) and December 31, 2012, indirect auto loans previously sold and serviced by the Company were $124,518,000 and $104,293,000, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of June 30, 2013 and December 31, 2012, the principal balance of these loans sold with recourse amounted to $1,135,000 and $1,156,000, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

Mortgage servicing rights (MSR) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset in loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Balance at beginning of period	$367	$106	$353	$—
Capitalization	74	146	116	255
Amortization	(31)	(6)	(59)	(9)
Impairment	(56)	—	(56)	—

Balance at end of period	$354	$246	$354	$246

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2013 (unaudited) and December 31, 2012 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. government and federal agency obligations. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2013 and December 31, 2012 were $3,175,000 and $3,404,000, respectively.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of June 30, 2013 (unaudited) and December 31, 2012, the principal balance of these loans totaled $1,135,000 and $1,156,000, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2013 (unaudited) and December 31, 2012 relating to these plans was $1,439,000 and $1,356,000, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2013 (unaudited) and December 31, 2012 relating to this plan was $604,000 and $596,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At June 30, 2013 (unaudited) and December 31, 2012, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2013 (unaudited) and December 31, 2012 relating to this plan was $674,000 and $538,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $275,000 and $258,000 for the three months ended June 30, 2013 and 2012 (unaudited), respectively, and $506,000 and $507,000 for the six months ended June 30, 2013 and 2012 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2013 and 2012 (unaudited) totaled $191,000 and $146,000, respectively and for the six months ended June 30, 2013 and 2012 (unaudited) totaled $359,000 and $289,000, respectively.

Deferred Compensation Plans

The Company has a compensation deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of June 30, 2013 and December 31, 2012, the recorded liability relating to the Rabbi Trust was $2.1 million and $0, respectively. As of June 30, 2013 and December 31, 2012, the recorded liability relating to the Salary Deferral Plan was $142,000 and $2.2 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $31,000 and $31,000 in relation to the plan during the three months ended June 30, 2013 and 2012 (unaudited), respectively, and $51,000 and $31,000 in relation to the plan during the six months ended June 30, 2013 and 2012 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at June 30, 2013). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

June 30, 2013 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets

Repurchase agreements	$5,327	$—	$5,327
FHLB borrowings	16,684	213,724	230,408
Federal Reserve Bank LOC	7,053	—	7,053

Total pledged assets	$29,064	$213,724	$242,788

December 31, 2012	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets

Repurchase agreements	$4,565	$—	$4,565
FHLB borrowings	17,151	103,844	120,995
Federal Reserve Bank LOC	10,146	—	10,146

Total pledged assets	$31,862	$103,844	$135,706

NOTE 9 – EARNINGS PER SHARE

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

Earnings per share consisted of the following components for the periods indicated (unaudited):

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Net income	$361	$286	$777	$733
Undistributed earnings attributable to participating securities	(14)	—	(31)	—

Net income available to common stockholders	$347	$286	$746	$733

Weighted average shares outstanding, basic	8,427,481	8,723,772	8,562,039	8,721,861
Effect of dilutive shares	89,468	—	82,134	—

Weighted average shares outstanding, assuming dilution	8,516,949	8,723,772	8,644,173	8,721,861

Basic EPS	$0.04	$0.03	$0.09	$0.08
Effect of dilutive shares	—	—	—	—

Diluted EPS	$0.04	$0.03	$0.09	$0.08

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited).

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Stock options	153,376	—	170,101	—

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. During the six months ended June 30, 2013, the Company repurchased 476,622 shares at an aggregate cost of $6.5 million. At June 30, 2013, the Company had completed the share repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Stock options	$187	$376
Restricted stock awards	215	425

Total stock based award expense	402	801

Related tax benefits recognized in earnings	$161	$320

There was no expense recognized during the three and six months ended June 30, 2012.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of June 30, 2013		As of December 31, 2012
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$2,994	4.42	$3,411	4.92
Restricted stock	3,347	4.42	3,676	4.92

Total	$6,341		$7,087

NOTE 11 – FAIR VALUE MEASUREMENTS

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2013 and December 31, 2012. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2013 and the year ended December 31, 2012.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale: The Company’s investment in mortgage-backed securities and other debt securities is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Rabbi Trust Investments: Rabbi trust investments consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and were recorded at fair value and included in other assets. The purpose of these rabbi trust investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and were categorized as Level 1. The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities and exchange-traded funds traded in an active market were categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At June 30, 2013
Securities available-for-sale
Corporate debt securities	$—	$16,940	$—	$16,940
Rabbi trust investments	2,011	55	—	2,066

Totals	$2,011	$16,995	$—	$19,006

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2012
Securities available-for-sale
Corporate debt securities	$—	$22,621	$—	$22,621

Totals	$—	$22,621	$—	$22,621

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

The following table presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at June 30, 2013 (unaudited) and December 31 2012.

	June 30, 2013
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,061

Totals	$—	$—	$2,061

	December 31, 2012
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,452

Totals	$—	$—	$2,452

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense.

The following tables present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	June 30, 2013
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing right	$—	$—	$354

Totals	$—	$—	$354

	December 31, 2012
	Level 1	Level 2	Level 3

Mortgage servicing right	$—	$—	$353
Other real estate owned	—	—	661

Totals	$—	$—	$1,014

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

Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

FHLB advances - The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$55,132	$55,132	$55,132	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	72,709	72,677	—	72,677	—
Federal Home Loan Bank stock	7,131	7,131	—	7,131	—
Loans, net	723,327	717,365	—	—	717,365
Loans held for sale	6,341	6,372	—	—	6,372
Accrued interest receivable	2,233	2,233	2,233	—	—

Financial liabilities:
Deposits	695,421	688,214	—	688,214	—
Federal Home Loan Bank advances	68,100	67,804	—	67,804	—
Securities sold under agreements to repurchase	3,175	3,175	—	3,175	—
Other borrowed funds	1,135	1,135	—	1,135	—
Accrued interest payable	578	578	578	—	—
Mortgagor’s escrow accounts	707	707	—	707	—

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,712	$52,712	$52,712	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	63,984	65,931	—	65,931	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans, net	654,295	662,010	—	—	662,010
Loans held for sale	11,205	11,892			11,892
Accrued interest receivable	2,217	2,217	2,217	—	—

Financial liabilities:
Deposits	607,865	618,443	—	618,443	—
Federal Home Loan Bank advances	83,100	83,451	—	83,451	—
Securities sold under agreements to repurchase	3,404	3,404	—	3,404	—
Other borrowed funds	1,156	1,156	—	1,156	—
Accrued interest payable	455	455	455	—	—
Mortgagor’s escrow accounts	859	859		859	—

NOTE 12 – OTHER COMPREHENSIVE LOSS

	Three months ended June 30, 2013			Six months ended June 30, 2013
	(unaudited)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(341)	$137	$(204)	$(640)	$255	$(385)
Reclassification adjustment for net gains included in net income (1)	(4)	1	(3)	(34)	14	(20)

Total securities available-for-sale	(345)	138	(207)	(674)	269	(405)

Total Other Comprehensive Loss	$(345)	$138	$(207)	$(674)	$269	$(405)

(1) - Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

There was no other comprehensive income for the three and six month periods ending June 30, 2012 (unaudited).

Information on the Company’s accumulated other comprehensive loss, net of tax is comprised of the following components as of the periods indicated:

	Unrealized gain on securities	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Beginning Balance: January 1, 2013	$91	$(23)	$68
Other comprehensive loss	(405)	—	(405)

Ending balance: June 30, 2013	$(314)	$(23)	$(337)

Beginning Balance: January 1, 2012	$—	$(5)	$(5)
Other comprehensive income (loss)	—	—	—

Ending balance: June 30, 2012	$—	$(5)	$(5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total Assets. Total assets increased $71.0 million to $909.1 million at June 30, 2013, from $838.1 million at December 31, 2012. The increase was primarily the result of a $69.0 million, or 10.6%, increase in net loans, and an $8.7 million, or 13.6% increase in held-to- maturity investments, partially offset by a $4.9 million, or 43.4%, decrease in loans held for sale and a $5.7 million, or 25.1% decrease in investments in available-for-sale-securities.

Loans. Net loans increased by $69.0 million to $723.3 million at June 30, 2013 from $654.3 million at December 31, 2012. The increase in net loans was primarily due to increases of $27.0 million, or 10.3%, in commercial real estate loans, $20.2 million, or 10.0%, in residential one-to-four family loans, $10.2 million, or 15.3%, in home equity lines of credit, $10.9 million, or 13.6%, in indirect auto loans, and $2.3 million, or 14.3%, in construction loans, partially offset by a decrease in commercial loans of $2.0 million, or 6.5%. While we have continued to originate one-to-four family residential loans and indirect auto loans in 2013, we have continued to sell a portion of these loan types as part of our strategy. Further, our plan to prudently build our commercial real estate and home equity loan businesses is working as solid growth was experienced in these business lines during the quarter.

Investment Securities. Total investment securities increased $3.0 million to $89.6 million at June 30, 2013, from $86.6 million at December 31, 2012. The increase in investment securities primarily resulted from an increase of $8.7 million, or 13.6%, in held-to-maturity securities, partially offset by a decrease of $5.7 million, or 25.1%, in available-for-sale corporate debt securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.4 million to $55.1 million at June 30, 2013, from $52.7 million at December 31, 2012.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2013, our investment in bank-owned life insurance was $13.1 million, an increase of $204,000 from $12.9 million at December 31, 2012, reflecting premiums paid and an increase in cash surrender value.

Deposits. Deposits increased $87.6 million, or 14.4%, to $695.4 million at June 30, 2013 from $607.9 million at December 31, 2012. The increase in deposits was due to a $68.4 million, or 21.6%, increase in savings accounts, an increase of $15.1 million, or 46.4%, in interest bearing checking accounts, and an increase of $6.7 million, or 5.3%, in demand deposits, partially offset by a decrease in in CD’s of $1.8 million, or 1.5%. Core deposits, which we consider to include all deposits other than CD’s and brokered CD’s, increased by $89.4 million. Our core deposit growth continued through the second quarter as a result of the implementation of our municipal banking strategy, the continued focus on building core deposit relationships with our business customers and the ongoing expansion of our InStore branching program.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)

Deposit type:
Demand deposits	$133,480	19.19%	$126,760	20.85%
Interest-bearing checking accounts	47,538	6.84	32,463	5.34
Savings accounts	384,973	55.36	316,563	52.08
Money market deposits	9,943	1.43	10,767	1.77

Total transaction accounts	575,934	82.82	486,553	80.04

Term certificates less than $100,000	53,570	7.70	55,298	9.10
Term certificates $100,000 or more	65,917	9.48	66,014	10.86

Total certificate accounts	119,487	17.18	121,312	19.96

Total deposits	$695,421	100.00%	$607,865	100.00%

Borrowings. At June 30, 2013, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings decreased $15.3 million, or 17.4%, to $72.4 million at June 30, 2013, from $87.7 million at December 31, 2012. Advances from the Federal Home Loan Bank of Boston decreased $15.0 million to $68.1 million at June 30, 2013, from $83.1 million at December 31, 2012, and repurchase agreements decreased $229,000 to $3.2 million at June 30, 2013, from $3.4 million at December 31, 2012.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$58,100	$68,100
Other borrowed funds	1,135	1,156

	$59,235	$69,256

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	$10,000	$15,000
Repurchase agreements	3,175	3,404

	13,175	18,404

Total borrowed funds	$72,410	$87,660

Stockholders’ Equity. Total stockholders’ equity decreased from $133.3 million as of December 31, 2012 to $128.1 million as of June 30, 2013. This decrease is largely the result of the Stock Repurchase Program that was adopted on December 12, 2012. During the six months ended June 30, 2013, the Company repurchased 476,622 shares of its common stock for $6.5 million and completed the Stock Repurchase Program that was announced on December 21, 2012.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30, 2013	At December 31, 2012
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$2,664	$3,278
Commercial real estate	47	—
Construction loans	—	—
Equity lines of credit	243	319
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	24
Other consumer loans	—	—

Total non-accrual loans	$2,954	$3,621

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$2,954	$3,621

Other real estate owned	$—	$661
Repossessed automobiles	—	43

Total non-performing assets (NPAs)	$2,954	$4,325

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$334	$946
Troubled debt restructures not included in NPAs	9,183	6,437

Total troubled debt restructures	$9,517	$7,383

Ratios:
Non-performing loans to total loans	0.41%	0.55%
Non-performing assets to total assets	0.32%	0.52%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2013, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At June 30, 2013, we had $9.5 million of troubled debt restructurings related to eleven loans as compared to $7.4 million of troubled debt restructurings related to ten loans at December 31, 2012. However, the balance of TDR’s has decreased from $10.6 million at March 31, 2013 due to net paydowns of $1.1 million.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. Net income for the three months ended June 30, 2013 was $361,000, compared to net income of $286,000 for the three months ended June 30, 2012. The change in operating results of $75,000, or 26.4% for the three months ended June 30, 2013 compared to the 2012 period resulted from an increase in net interest and dividend income after the provision for loan losses of $1.7 million, partially offset by a decrease in noninterest income of $579,000 and an increase in noninterest expense of $987,000.

Net Interest and Dividend Income. Net interest and dividend income increased $982,000 to $5.9 million for the three months ended June 30, 2013, compared to $4.9 million for the three months ended June 30, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $38.9 million, or 19.3% to $240.6 million for the three months ended June 30, 2013, from $201.7 million for the three months ended June 30, 2012. Our net interest margin increased 2 basis points to 2.80% for the three months ended June 30, 2013, compared to 2.78% for the three months ended June 30, 2012, and our net interest rate spread increased 8 basis points to 2.57% for the three months ended June 30, 2013, compared to 2.49% for the three months ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income increased $916,000 to $7.1 million for the three months ended June 30, 2013, from $6.2 million for the three months ended June 30, 2012. The increase in interest and dividend income was primarily due to an $891,000 increase in interest income on loans and a $53,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $159.9 million to $728.9 million for the three months ended June 30, 2013, from $569.0 million for the three months ended June 30, 2012, partially offset by a 41 basis point decrease in the average yield on loans to 3.68% from 4.09%, primarily due to lower market interest rates during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average yield on securities of 30 basis points to 2.34% from 2.04%.

Interest Expense. Interest expense decreased $67,000 to $1.2 million for the three months ended June 30, 2013, from $1.3 million for the three months ended June 30, 2012. The decrease resulted from a 21 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $97.6 million, or 19.2%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $9,000 to $1.04 million for the three months ended June 30, 2013, from $1.03 million for the three months ended June 30, 2012. This increase was primarily due to an increase in interest expense on savings accounts of $99,000 from $468,000 to $567,000. This was partially offset by a decrease in the interest expense on CDs of $87,000 from $549,000 to $462,000. The increase in interest expense on savings accounts was driven by a $108.0 million increase in the average balance of savings accounts to $369.3 million for the three months ended June 30, 2013, from $261.3 million for the three months ended June 30, 2012. Partially offsetting the increase in average balance was a 10 basis point decrease in the average cost of savings accounts to 0.62% for the three months ended June 30, 2013, from 0.72% for the three months ended June 30, 2012. The decrease in interest expense on CD’s of $87,000 to $462,000 for the three months ended June 30, 2013 from $549,000 for the three months ended June 30, 2012 was driven by both a decrease in the average balance of $11.5 million and a decrease in the average cost of CD’s of 13 basis points. We experienced decreases in average cost within all deposit categories.

Interest expense on total borrowings decreased $76,000 to $182,000 for the three months ended June 30, 2013, from $258,000 for the three months ended June 30, 2012. This decrease was primarily due to a 34 basis point decrease in the average cost of FHLB advances to 0.92% for the three months ended June 30, 2013, from 1.26% for the three months ended June 30, 2012, and a $2.3 million decrease in the average balance of FHLB advances to $75.6 million for the three months ended June 30, 2013, from $78.0 million for the three months ended June 30, 2012.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $100,000 for the three months ended June 30, 2013, compared to $825,000 for the three months ended June 30, 2012. The allowance for loan losses was $6.9 million, or 0.94% of total loans, at June 30, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income decreased by $578,000 to $908,000 for the three months ended June 30, 2013, from $1.5 million for the three months ended June 30, 2012. The decrease was primarily due to a reduction of $288,000 in net gains on sales of loans, a $208,000 decrease in gains on the sale of easement rights and a $100,000 reduction in experience refunds for vendor single interest (“VSI”) coverage based on high credit quality and resultant low level of VSI claims related to indirect auto loans.

Noninterest Expense. Noninterest expense increased $987,000 to $6.2 million for the three months ended June 30, 2013, from $5.2 million for the three months ended June 30, 2012. The largest components of this increase were salaries and employee benefits, which increased $532,000, or 16.7%, and data processing, which increased $151,000, or 29.6%. The increase in salaries and employee benefits was primarily the result of the equity incentive plan and the increased data processing expenses were driven by loan and deposit volumes.

Income Tax Expense. We recorded income tax expense of $200,000 for the three months ended June 30, 2013, compared to income tax expense of $134,000 for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was 35.7% compared to 31.9% for the same period in 2012. The increase in effective tax rate was primarily the result of non-deductible stock based compensation expense which was partially offset by a decrease in the valuation reserve on deferred tax assets.

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

	For the Three Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$728,878	$6,682	3.68%	$569,002	$5,791	4.09%
Securities	72,609	424	2.34%	72,948	371	2.04%
Other	45,396	23	0.20%	68,494	40	0.24%

Total interest-earning assets (5)	846,883	7,129	3.38%	710,444	6,202	3.51%
Non-interest-earning assets	25,325			23,343

Total assets	$872,208			$733,787

Interest-bearing liabilities:
Savings accounts	369,336	567	0.62%	261,290	468	0.72%
Checking accounts	31,416	9	0.11%	27,088	9	0.13%
Money market accounts	10,267	2	0.08%	10,688	4	0.16%
Certificates of deposit	115,285	462	1.61%	126,807	550	1.74%

Total interest-bearing deposits	526,304	1,040	0.79%	425,873	1,031	0.97%
Federal Home Loan Bank advances	75,616	173	0.92%	77,957	244	1.26%
Securities sold under agreements to repurchase	3,210	1	0.15%	3,397	3	0.30%
Other borrowed funds	1,142	8	2.93%	1,486	10	2.89%

Total interest-bearing liabilities	606,272	1,222	0.81%	508,713	1,288	1.02%
Non-interest-bearing liabilities	136,253			93,511

Total liabilities	742,525			602,224
Stockholders’ Equity	129,683			131,563

Total liabilities and equity	$872,208			$733,787

Net interest income		$5,907			$4,914

Net interest rate spread (2)			2.57%			2.49%
Net interest-earning assets (3)	240,611			201,731

Net interest margin (4)			2.80%			2.78%
Average interest-earning assets to interest-bearing liabilities			139.69%			139.65%

(1)	Yields and rates for the three-month periods ended June 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $7,000 and $18,000 for the three months ended June 30, 2013 and 2012, respectively, are not included.

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$1,397	$(506)	$891
Securities	(2)	55	53
Other	(12)	(5)	(17)

Total interest-earning assets	1,383	(456)	927

Interest-bearing liabilities:
Savings accounts	153	(54)	99
Checking accounts	5	(5)	—
Money market accounts	—	(2)	(2)
Certificates of deposit	(47)	(40)	(87)

Total interest-bearing deposits	111	(101)	10

Federal Home Loan Bank advances	(7)	(64)	(71)
Securities sold under agreements to repurchase	—	(2)	(2)
Other borrowed funds	(3)	—	(3)

Total interest-bearing liabilities	101	(167)	(66)

Change in net interest and dividend income	$1,282	$(289)	$993

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. Net income for the six months ended June 30, 2013 was $777,000, compared to net income of $733,000 for the six months ended June 30, 2012. The change in operating results of $44,000, or 6% for the six months ended June 30, 2013 compared to the 2012 period resulted from an increase in net interest and dividend income after the provision for loan losses of $2.4 million, partially offset by a decrease in noninterest income of $537,000 and an increase in noninterest expense of $1.7 million.

Net Interest and Dividend Income. Net interest and dividend income increased $1.5 million to $11.7 million for the six months ended June 30, 2013, compared to $10.2 million for the six months ended June 30, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $47.3 million, or 24.8% to $237.8 million for the six months ended June 30, 2013, from $190.6 million for the six months ended June 30, 2012. Our net interest margin decreased 11 basis points to 2.85% for the six months ended June 30, 2013, compared to 2.96% for the six months ended June 30, 2012, and our net interest rate spread decreased 7 basis points to 2.61% for the six months ended June 30, 2013, compared to 2.68% for the six months ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income increased $1.4 million to $14.1 million for the six months ended June 30, 2013, from $12.7 million for the six months ended June 30, 2012. The increase in interest and dividend income was primarily due to a $1.5 million increase in interest income on loans partially offset by a $75,000 decrease in interest on investment securities. The increase in interest income on loans resulted from a 46 basis point decrease in the average yield on loans to 3.74% from 4.20%, primarily due to lower market interest rates during the period which was more than offset by an increase in the average balance of loans of $152.5 million to $710.9 million for the six months ended June 30, 2013, from $558.4 million for the six months ended June 30, 2012. The decrease in interest and dividend income on securities was primarily due to a decrease in the average yield on securities of 16 basis points to 2.43% from 2.59%.

Interest Expense. Interest expense decreased $90,000 to $2.45 million for the six months ended June 30, 2013, from $2.54 million for the six months ended June 30, 2012. The decrease resulted from an 18 basis point decrease in the cost of interest-bearing liabilities, partially offset by an $88.6 million, or 17.8%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $103,000 to $2.1 million for the six months ended June 30, 2013, from $2.0 million for the six months ended June 30, 2012. This increase was primarily due to an increase in interest expense on savings accounts of $226,000 from $879,000 to $1.1 million. This was partially offset by a decrease in the interest expense on CDs of $117,000 from $1.1 million to $946,000. The increase in interest expense on savings accounts was driven by a $102.1 million increase in the average balance of savings accounts to $351.8 million for the six months ended June 30, 2013, from $249.7 million for the six months ended June 30, 2012. Offsetting the increase in average balance was an 8 basis point decrease in the average cost of savings accounts to 0.63% for the six months ended June 30, 2013, from 0.71% for the six months ended June 30, 2012. The decrease in interest expense on CD’s was driven by both a decrease in the average balance of $7.0 million and a decrease in the average cost of CD’s of 9 basis points. We experienced decreases in average cost within all deposit categories.

Interest expense on total borrowings decreased $193,000 to $376,000 for the six months ended June 30, 2013, from $570,000 for the six months ended June 30, 2012. This decrease was primarily due to a 34 basis point decrease in the average cost of FHLB advances to 0.96% for the six months ended June 30, 2013, from 1.30% for the six months ended June 30, 2012, and an $8.9 million decrease in the average balance of FHLB advances to $74.8 million for the six months ended June 30, 2013, from $83.7 million for the six months ended June 30, 2012.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $427,000 for the six months ended June 30, 2013, compared to $1.3 million for the six months ended June 30, 2012. The allowance for loan losses was $6.9 million, or 0.94% of total loans, at June 30, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income decreased by $537,000 to $1.9 million for the six months ended June 30, 2013, from $2.5 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease of $515,000 in net gains on sales of loans and a $208,000 decrease in the gain on the sale of easement rights that occurred during the six months ended June 30, 2012. These items were partially offset by an increase of $105,000 in loan servicing fee income.

Noninterest Expense. Noninterest expense increased $1.7 million to $12.0 million for the six months ended June 30, 2013, from $10.3 million for the six months ended June 30, 2012. The largest components of this increase were: (i) salaries and employee benefits and director compensation, which increased $934,000, or 14.8%, and $194,000, or 80.1%, respectively, and (ii) data processing, which increased $363,000, or 37.9%. The increase in salaries and employee benefits and director compensation was primarily the result of the equity incentive plan and the increased data processing expenses were primarily driven by loan and deposit volumes during this period.

Income Tax Expense. We recorded income tax expense of $442,000 for the six months ended June 30, 2013, compared to income tax expense of $346,000 for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was 36.3% compared to 32.1% for the same period in 2012. The increase in effective tax rate was primarily the result of non-deductible stock based compensation expense which was partially offset by a decrease in the valuation reserve on deferred tax assets.

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

	For the Six Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$710,894	$13,181	3.74%	$558,418	$11,668	4.20%
Securities	75,012	906	2.43%	76,305	981	2.59%
Other	39,521	40	0.21%	54,848	53	0.20%

Total interest-earning assets (5)	825,427	14,127	3.45%	689,571	12,702	3.70%
Non-interest-earning assets	25,559			22,652

Total assets	$850,986			$712,223

Interest-bearing liabilities:
Savings accounts	351,820	1,105	0.63%	249,715	879	0.71%
Checking accounts	29,373	17	0.12%	25,937	17	0.13%
Money market accounts	10,635	4	0.08%	11,457	10	0.17%
Certificates of deposit	116,399	946	1.64%	123,360	1,063	1.73%

Total interest-bearing deposits	508,227	2,072	0.82%	410,469	1,969	0.96%
Federal Home Loan Bank advances	74,835	357	0.96%	83,740	542	1.30%
Securities sold under agreements to repurchase	3,385	2	0.15%	3,312	6	0.35%
Other borrowed funds	1,147	17	2.93%	1,492	21	2.90%

Total interest-bearing liabilities	587,594	2,448	0.84%	499,013	2,538	1.02%
Non-interest-bearing liabilities	132,276			81,718

Total liabilities	719,870			580,731
Stockholders’ Equity	131,116			131,492

Total liabilities and equity	$850,986			$712,223

Net interest income		$11,679			$10,164

Net interest rate spread (2)			2.61%			2.68%
Net interest-earning assets (3)	237,833			190,558

Net interest margin (4)			2.85%			2.96%
Average interest-earning assets to interest-bearing liabilities			140.48%			138.19%

(1)	Yields and rates for the six-month periods ended June 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $14,000 and $28,000 for the six months ended June 30, 2013 and 2012, respectively, are not included.

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

	Six Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$2,537	$(1,024)	$1,513
Securities	(17)	(58)	$(75)
Other	(15)	3	$(12)

Total interest-earning assets	2,505	(1,079)	1,426

Interest-bearing liabilities:
Savings accounts	304	(78)	$226
Checking accounts	3	(3)	$—
Money market accounts	(1)	(5)	$(6)
Certificates of deposit	(60)	(57)	$(117)

Total interest-bearing deposits	246	(143)	103

Federal Home Loan Bank advances	(54)	(131)	$(185)
Securities sold under agreements to repurchase	—	(4)	$(4)
Other borrowed funds	(4)	—	$(4)

Total interest-bearing liabilities	188	(278)	(90)

Change in net interest and dividend income	$2,317	$(801)	$1,516

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2013 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Banks interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	–8.9%
+200	–5.9%
– 100	–2.5%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2013, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 2.5% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2013 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 13.4% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 3.6% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2013 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $55.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2013, we had $45.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $114.7 million in unused lines of credit to borrowers and $12.9 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2013 totaled $57.2 million, or 8.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2013.

Our primary investing activity is originating loans. During the six months ended June 30, 2013 and the year ended December 31, 2012, we originated $216.0 million and $415.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $87.6 million and $177.2 million for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the levels of brokered deposits were $20.8 million and $22.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2013, we had $68.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $188.6 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 have significantly increased our liquidity and capital resources. Over time, the level of liquidity will continue to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

The Company’s total stockholders’ equity declined to $128.1 million at June 30, 2013 from $133.3 million at December 31, 2012. The decline was primarily due to the previously mentioned stock repurchase plan and the repurchase of 476,622 shares of common stock at an average price of $13.59 per share. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. Management believes the repurchase, which was financed at favorable terms, will enhance future earnings per share. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

Basel III Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

We are obligated to make future payments according to various contracts. As of June 30, 2013, our contractual obligations have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2013.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013. As of June 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	61,711	$13.75	205,930	270,692
May 1 - May 31	148,762	$13.67	354,692	121,930
June 1 - June 30	121,930	$13.39	476,622	—

Total	332,403	$13.58	476,622

(1)	On December 21, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 476,622 shares, or 5% of the Company’s then outstanding common stock. The repurchase plan was completed during the second quarter of 2013.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 8, 2013	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)