Form 10-Q
period 2013-09-30
BSB Bancorp, Inc.
filed 2013-11-08
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant had 9,055,808 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2013.

BSB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$1,946	$1,433
Interest-bearing deposits in other banks	46,870	51,279

Cash and cash equivalents	48,816	52,712
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	21,804	22,621
Investments in held-to-maturity securities, at cost	121,426	63,984
Federal Home Loan Bank stock, at cost	7,650	7,627
Loans held-for-sale	—	11,205
Loans, net of allowance for loan losses of $7,325 as of September 30, 2013 (unaudited) and $6,440 as of December 31, 2012	795,467	654,295
Premises and equipment, net	3,301	2,902
Accrued interest receivable	2,176	2,217
Deferred tax asset, net	4,951	4,025
Income taxes receivable	—	806
Bank-owned life insurance	13,203	12,884
Other real estate owned	—	661
Other assets	4,118	2,024

Total assets	$1,023,031	$838,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$134,145	$126,760
Interest-bearing	592,857	481,105

Total deposits	727,002	607,865
Federal Home Loan Bank advances	150,600	83,100
Securities sold under agreements to repurchase	2,552	3,404
Other borrowed funds	1,124	1,156
Accrued interest payable	625	455
Deferred compensation liability	5,096	4,685
Income taxes payable	261	—
Other liabilities	6,622	4,109

Total liabilities	893,882	704,774

Stockholders’ Equity:
Common stock	91	95
Additional paid-in capital	84,987	90,188
Retained earnings	48,667	47,352
Accumulated other comprehensive (loss) income	(314)	68
Unearned compensation—ESOP	(4,282)	(4,395)

Total stockholders’ equity	129,149	133,308

Total liabilities and stockholders’ equity	$1,023,031	$838,082

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$7,283	$6,364	$20,465	$18,032
Interest on taxable debt securities	684	559	1,589	1,540
Dividends	7	10	21	38
Other interest income	21	18	61	72

Total interest and dividend income	7,995	6,951	22,136	19,682

Interest expense:
Interest on deposits	1,041	1,080	3,112	3,049
Interest on Federal Home Loan Bank advances	173	211	531	753
Interest on securities sold under agreements to repurchase	1	1	4	7
Interest on other borrowed funds	8	11	25	32

Total interest expense	1,223	1,303	3,672	3,841

Net interest and dividend income	6,772	5,648	18,464	15,841
Provision for loan losses	438	734	865	2,040

Net interest and dividend income after provision for loan losses	6,334	4,914	17,599	13,801

Noninterest income:
Customer service fees	252	216	710	613
Income from bank-owned life insurance	114	105	313	316
Net gain on sales of loans	168	191	968	1,506
Net gain on sales and calls of securities	—	—	34	—
Loan servicing fee income	192	137	489	330
Other income	164	30	290	366

Total noninterest income	890	679	2,804	3,131

Noninterest expense:
Salaries and employee benefits	3,871	3,279	11,122	9,595
Director compensation	257	113	693	356
Occupancy expense	238	207	685	586
Equipment expense	156	110	454	319
Deposit insurance	156	114	430	367
Data processing	717	531	2,039	1,489
Professional fees	216	200	622	731
Marketing	214	265	662	743
Other expense	548	528	1,626	1,421

Total noninterest expense	6,373	5,347	18,333	15,607

Income before income tax expense	851	246	2,070	1,325
Income tax expense	313	63	755	409

Net income	$538	$183	$1,315	$916

Earnings per share
Basic	$0.06	$0.02	$0.15	$0.11
Diluted	$0.06	$0.02	$0.15	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$538	$183	$1,315	$916
Other comprehensive income, before tax:
Change in fair value of securities available for sale	37	211	(589)	211
Reclassification adjustment for realized gains in net income	—	—	(34)	—

Other comprehensive income (loss), before tax	37	211	(623)	211

Income tax (expense) benefit related to items of other comprehensive income (loss)	(15)	(72)	241	(72)

Other comprehensive income (loss), net of tax	22	139	(382)	139

Comprehensive income	$560	$322	$933	$1,055

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Compensation	Equity

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	916	—	—	916
Other comprehensive income	—	—	—	—	139	—	139
Release of ESOP stock	—	—	23	—	—	114	137

Balance at September 30, 2012	9,172,860	$92	$90,039	$46,867	$134	$(4,434)	$132,698

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	1,315	—	—	1,315
Other comprehensive loss	—	—	—	—	(382)	—	(382)
Release of ESOP stock	—	—	40	—	—	113	153
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	585	—	—	—	585
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at September 30, 2013	9,055,808	$91	$84,987	$48,667	$(314)	$(4,282)	$129,149

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,315	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	528	723
Net gain on sales of securities	(34)	—
Gain on sales of loans, net	(968)	(1,506)
Loans originated for sale	(93,640)	(96,761)
Proceeds from sales of loans	104,466	138,458
Provision for loan losses	865	2,040
Change in unamortized mortgage premium	(834)	(333)
Change in net deferred loan costs	(461)	(320)
ESOP expense	153	137
Stock based compensation expense	1,233	—
Depreciation and amortization expense	521	363
Deferred income tax benefit	(685)	—
Increase in bank-owned life insurance	(313)	(316)
Gain of sale of other real estate owned	(5)	—
Net change in:
Accrued interest receivable	41	(261)
Other assets	(1,844)	(107)
Income taxes receivable	806	(357)
Income taxes payable	261	(121)
Accrued interest payable	170	193
Deferred compensation liability	411	350
Other liabilities	2,371	1,188

Net cash provided by operating activities	14,357	44,286

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,833)	(22,587)
Proceeds from sales of available-for-sale securities	17,985	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	20,078	28,377
Purchases of held-to-maturity securities	(77,972)	(11,668)
Purchases of community loan fund investments	(250)	—
Redemption of Federal Home Loan Bank stock	496	411
Purchases of Federal Home Loan Bank stock	(519)
Recoveries of loans previously charged off	139	153
Loan originations and principal collections, net	(30,720)	(93,589)
Purchases of loans	(108,814)	(84,357)
Capital expenditures	(920)	(1,229)
Capital expenditures on other real estate owned	(79)	—
Premiums paid on bank-owned life insurance	(6)	(25)
Proceeds from sales of other real estate	745	—

Net cash used in investing activities	(197,670)	(184,514)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2013	2012
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	113,341	53,527
Net increase in time deposits	5,796	94,444
Principal payments on Federal Home Loan Bank advances	(12,500)	(22,000)
Net change in short-term advances	80,000	24,000
Net (decrease) increase in securities sold under agreement to repurchase	(852)	208
Repayment of principal on other borrowed funds	(32)	(39)
Net increase in mortgagors’ escrow accounts	142	366
Payments to repurchase stock	(6,478)	—

Net cash provided by financing activities	179,417	150,506

Net (decrease) increase in cash and cash equivalents	(3,896)	10,278
Cash and cash equivalents at beginning of period	52,712	22,795

Cash and cash equivalents at end of period	$48,816	$33,073

Supplemental disclosures:
Interest paid	$3,502	$3,648
Income taxes paid	764	887
Transfer of loans receivable to loans held for sale	—	28,356
Transfer of loans to other real estate owned	—	661
Transfer of loans held for sale to loans receivable	1,347	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2013 and December 31, 2012 and the results of operations and cash flows for the interim periods ended September 30, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost of available for sale (AFS) and held to maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,289	$11	$(496)	$21,804	$22,483	$188	$(50)	$22,621

	$22,289	$11	$(496)	$21,804	$22,483	$188	$(50)	$22,621

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$99,081	$1,043	$(484)	$99,640	$49,039	$1,731	$—	$50,770
Corporate debt securities	22,345	72	(446)	21,971	14,945	216	—	15,161

	$121,426	$1,115	$(930)	$121,611	$63,984	$1,947	$—	$65,931

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2013 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$4,892	$4,947
Due after one year through five years	12,829	12,802	7,665	7,719
Due after five years through ten years	9,460	9,002	55,500	55,334
Due after ten years	—	—	53,369	53,611

	$22,289	$21,804	$121,426	$121,611

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains and losses realized on sales of available for sale securities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Gross gains	$—	$—	$64	$—
Gross losses	—	—	(30)	—

Net gains on sales of available for sale securities	$—	$—	$34	$—

Income tax expense attributable to realized net gains on sales of AFS debt securities	$—	$—	$14	$—

During the three and nine months ended September 30, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted to $0 and $18.0 million, respectively. During the nine months ended September 30, 2012 (unaudited), there were no security sales.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2013 (unaudited):
Available-for-sale
Corporate debt securities	$18,793	$(496)	$—	$—
Held-to-maturity
Corporate debt securities	10,041	(446)	—	—
U.S. government sponsored mortgage backed securities	33,117	(484)	—	—

Total temporarily impaired securities	$61,951	$(1,426)	$—	$—

December 31, 2012:
Available-for-sale
Corporate debt securities	$5,580	$(50)	$—	$—

Total temporarily impaired securities	$5,580	$(50)	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2013 (unaudited), twenty four securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2013 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to twenty-three debt securities with aggregate depreciation of 1.7% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. Unrealized loss related to one debt security with aggregate depreciation of 9.2% from the Company’s amortized cost basis relates to an investment in the telecom sector. The unrealized loss is primarily caused by changes in market rates and downgrades by several industry analysts. Based on the Company’s September 30, 2013 review of securities in the investment portfolio, management deemed securities with unrealized losses as of September 30, 2013 to be temporarily impaired. At December 31, 2012, two debt securities had unrealized losses with aggregate depreciation of 0.9% from the Company’s amortized cost basis. The Company’s unrealized loss on investments in corporate bonds primarily relates to an investment within the telecom sector. The unrealized loss is primarily caused by changes in market rates and recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”

In addition to the securities listed above, the Company holds securities in Rabbi Trust investments that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments were included in other assets and consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and were recorded at fair value. The fair value of these Rabbi Trust investments at September 30, 2013 and December 31, 2012 were $2.2 million and $0, respectively. For the three and nine month periods ending September 30, 2013, the net gain on Rabbi Trust investments still held at the reporting date was $51,000 and $33,000, respectively. The Company did not hold these assets during 2012. Refer to Note 7 – Postretirement Benefits, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2013 or during fiscal year 2012.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2013 (unaudited) and December 31, 2012, the Company had unallocated reserves of $136,000 and $64,000, respectively.

Loans consisted of the following (in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$272,343	34.12%	$201,845	30.70%
Commercial real estate loans (1)	305,220	38.25	261,022	39.71
Home equity	80,231	10.05	66,939	10.18
Construction loans	19,096	2.39	16,139	2.46

Total mortgage loans	676,890	84.81	545,945	83.05

Commercial loans	28,305	3.55	30,426	4.63
Consumer loans:
Indirect auto loans	92,325	11.57	80,312	12.22
Other consumer loans (2)	579	0.07	654	0.10

	121,209	15.19	111,392	16.95

Total loans	798,099	100.00%	657,337	100.00%

Net deferred loan costs	3,238		2,777
Net unamortized mortgage premiums	1,455		621
Allowance for loan losses	(7,325)		(6,440)

Total loans, net	$795,467		$654,295

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2013 and 2012 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2013 (unaudited) and December 31, 2012. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,378	$195	$—	$56	$1,629
Commercial real estate	3,344	188	—	—	3,532
Construction	226	7	—	—	233
Commercial	440	(9)	—	—	431
Home equity	538	41	(19)	—	560
Indirect auto	785	—	(16)	17	786
Consumer	17	8	(14)	7	18
Unallocated	128	8	—	—	136

Total	$6,856	$438	$(49)	$80	$7,325

	Three Months Ended September 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,086	$117	$(5)	$—	$1,198
Commercial real estate	2,620	212	—	—	2,832
Construction	168	24	—	—	192
Commercial	390	35	—	—	425
Home equity	375	150	(165)	97	457
Indirect auto	702	130	(38)	10	804
Consumer	19	17	(16)	2	22
Unallocated	—	49	—	—	49

Total	$5,360	$734	$(224)	$109	$5,979

	Nine Months Ended September 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,412	$161	$—	$56	$1,629
Commercial real estate	3,039	493	—	—	3,532
Construction	198	35	—	—	233
Commercial	470	(39)	—	—	431
Home equity	466	112	(18)	—	560
Indirect auto	772	6	(58)	66	786
Consumer	19	25	(43)	17	18
Unallocated	64	72	—	—	136

Total	$6,440	$865	$(119)	$139	$7,325

	Nine Months Ended September 30, 2012
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$316	$(132)	$28	$1,198
Commercial real estate	1,969	863	—	—	2,832
Construction	188	4	—	—	192
Commercial	321	104	—	—	425
Home equity	632	348	(620)	97	457
Indirect auto	664	327	(208)	21	804
Consumer	16	29	(30)	7	22
Unallocated	—	49	—	—	49

Total	$4,776	$2,040	$(990)	$153	$5,979

	September 30, 2013 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,372	$410	$264,971	$1,219	$272,343	$1,629
Commercial real estate	4,139	10	301,081	3,522	305,220	3,532
Construction	—	—	19,096	233	19,096	233
Commercial	—	—	28,305	431	28,305	431
Home equity	424	—	79,807	560	80,231	560
Indirect auto	—	—	92,325	786	92,325	786
Consumer	—	—	579	18	579	18
Unallocated	—	—	—	136	—	136

Total	$11,935	$420	$786,164	$6,905	$798,099	$7,325

	December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	258,663	3,039	261,022	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	30,426	470	30,426	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,302	$6,001	$657,337	$6,440

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2013 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,376	$2,376	$410
Commercial real estate	3,129	3,129	10
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$5,505	$5,505	$420

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$4,996	$5,008	$—
Commercial real estate	1,010	1,010	—
Construction	—	—	—
Commercial	—	—	—
Home equity	424	623	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,430	$6,641	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012 (in thousands):

Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,383	$2,383	$439
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$2,383	$2,383	$439

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$4,774	$4,858	$—
Commercial real estate	2,359	2,359	—
Construction	—	—	—
Commercial	—	—	—
Home equity	519	699	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$7,652	$7,916	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2013		Nine months ended September 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,209	$3	$2,374	$9
Commercial real estate	3,133	23	1,393	50
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$5,342	$26	$3,767	$59

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$5,214	$36	$5,077	$107
Commercial real estate	1,025	9	2,682	95
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	436	3	483	13
Indirect auto	—	—	2	—
Consumer	—	—	—	—

Totals	$6,675	$48	$8,244	$215

	Three months ended September 30, 2012		Nine months ended September 30, 2012
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$579	$—	$919	$8
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	192	—	566	1
Indirect auto	—	—	—	—
Consumer	—	—	—	—

Totals	$771	$—	$1,485	$9

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,993	$9	$2,332	$10
Commercial real estate	1,193	13	358	13
Construction	—	—	—	—
Commercial	43	1	46	3
Home equity	475	2	387	8
Indirect auto	—	—	—	—
Consumer	—	—	1	—

Totals	$4,704	$25	$3,124	$34

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2013 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$163	$251	$2,277	$2,691	$—	$2,528
Commercial real estate	—	—	38	38	—	38
Home equity	126	—	24	150	—	24
Construction	—	—	—	—	—	—
Other loans:	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Indirect auto	118	11	—	129	—	—
Consumer	—	—	—	—	—	—

Total	$407	$262	$2,339	$3,008	$—	$2,590

	December 31, 2012
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

Total	$616	$27	$2,479	$3,122	$—	$3,621

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

The following table presents the Company’s loans by risk rating at September 30, 2013 (unaudited) and December 31, 2012 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$127	$4,845	$5,284	$262,087	$272,343
Commercial real estate	296,009	5,619	3,592	—	305,220
Construction	10,478	—	8,618	—	19,096
Commercial	28,305	—	—	—	28,305
Home equity	799	400	36	78,996	80,231
Indirect auto	—	—	—	92,325	92,325
Consumer	—	—	—	579	579

Total	$335,718	$10,864	$17,530	$433,987	$798,099

	December 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,880	$5,205	$192,760	$201,845
Commercial real estate	247,374	8,080	5,568	—	261,022
Construction	16,139	—	—	—	16,139
Commercial	30,384	17	25	—	30,426
Home equity	—	200	319	66,420	66,939
Indirect auto	—	—	—	80,312	80,312
Consumer	—	—	—	654	654

Total	$293,897	$12,177	$11,117	$340,146	$657,337

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. During the three and nine months ended September 30, 2013, zero and five loans were modified and determined to be troubled debt restructurings (two of which had previously been restructured and determined to be troubled debt restructurings). During the year ended December 31, 2012, eight loans were modified and determined to be troubled debt restructurings. At September 30, 2013, the Company had $9.3 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
TDR’s on Accrual Status	$9,345	$6,437
TDR’s on Nonaccrual Status	—	946

Total TDR’s	$9,345	$7,383

Amount of Specific Reserves Included in the Allowance for Loan Losses associated with TDR’s	$22	$86

Additional Commitments to Lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

		Three months ended September 30, 2013	(unaudited)		Nine months ended September 30, 2013	(unaudited)
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	—	$—	$—	1	$347	$378
Commercial real estate	—	—	—	4	4,732	4,128

Total	—	$—	$—	5	$5,079	$4,506

		Three months ended September 30, 2012	(unaudited)		Nine months ended September 30, 2012	(unaudited)
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	5	$4,491	$4,507	5	$4,491	$4,507
Commercial real estate	3	2,369	2,369	3	2,369	2,369

Total	8	$6,860	$6,876	8	$6,860	$6,876

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$—	$1,370
Adjusted Interest Rate	—	3,136

Total	$—	$4,506

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(unaudited)	(unaudited)
Extended Maturity	$2,369	$2,369
Adjusted Interest Rate	221	221
Interest only period	4,286	4,286

Total	$6,876	$6,876

There were no TDR’s that have been modified during the twelve months ending on September 30, 2013 which have subsequently defaulted during the three or nine month periods ending on September 30, 2013. The Company considers a loan to have defaulted when it reaches 90 days past due. There was one loan modified during the twelve months ended September 30, 2012 that subsequently defaulted. The principal balance at the time of default was $208,000.

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

At September 30, 2013 (unaudited) and December 31, 2012, residential loans previously sold and serviced by the Company were $62,175,000 and $76,595,000, respectively. At September 30, 2013 (unaudited) and December 31, 2012, indirect auto loans previously sold and serviced by the Company were $134,380,000 and $104,293,000, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of September 30, 2013 (unaudited) and December 31, 2012, the principal balance of these loans sold with recourse amounted to $1,124,000 and $1,156,000, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Balance at beginning of period	$354	$246	$353	$—
Capitalization	71	—	188	255
Amortization	(23)	(11)	(82)	(20)
Impairment	(23)	(7)	(80)	(7)

Balance at end of period	$379	$228	$379	$228

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2013 (unaudited) and December 31, 2012 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2013 and December 31, 2012 were $2,552,000 and $3,404,000, respectively.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of September 30, 2013 (unaudited) and December 31, 2012, the principal balance of these loans totaled $1,124,000 and $1,156,000, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – POST RETIREMENT BENEFITS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2013 (unaudited) and December 31, 2012 relating to these plans was $1,480,000 and $1,356,000, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2013 (unaudited) and December 31, 2012 relating to this plan was $611,000 and $596,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At September 30, 2013 (unaudited) and December 31, 2012, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2013 (unaudited) and December 31, 2012 relating to this plan was $741,000 and $538,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $379,000 and $249,000 for the three months ended September 30, 2013 and 2012 (unaudited), respectively, and $884,000 and $756,000 for the nine months ended September 30, 2013 and 2012 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2013 and 2012 (unaudited) totaled $170,000 and $151,000, respectively and for the nine months ended September 30, 2013 and 2012 (unaudited) totaled $530,000 and $439,000, respectively.

Deferred Compensation Plans

The Company has a compensation deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of September 30, 2013 (unaudited) and December 31, 2012, the recorded liability relating to the Rabbi Trust was $2.2 million and $0, respectively. As of September 30, 2013 (unaudited) and December 31, 2012, the recorded liability relating to the Salary Deferral Plan was $117,000 and $2.2 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $31,000 and $31,000 in relation to the plan during the three months ended September 30, 2013 and 2012 (unaudited), respectively, and $82,000 and $61,000 in relation to the plan during the nine months ended September 30, 2013 and 2012 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at September 30, 2013). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

September 30, 2013 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,046	$—	$5,046
FHLB borrowings	50,037	419,923	469,960
Federal Reserve Bank LOC	4,027	—	4,027

Total pledged assets	$59,110	$419,923	$479,033

December 31, 2012	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,565	$—	$4,565
FHLB borrowings	17,151	103,844	120,995
Federal Reserve Bank LOC	10,146	—	10,146

Total pledged assets	$31,862	$103,844	$135,706

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
Net income	$538	$183	$1,315	$916
Undistributed earnings attributable to participating securities	(23)	—	(54)	—

Net income allocated to common stockholders	$515	$183	$1,261	$916

Weighted average shares outstanding, basic	8,264,349	8,727,594	8,461,719	8,723,772
Effect of dilutive shares	105,843	—	90,541	—

Weighted average shares outstanding, assuming dilution	8,370,192	8,727,594	8,552,260	8,723,772

Basic EPS	$0.06	$0.02	$0.15	$0.11
Effect of dilutive shares	—	—	—	—

Diluted EPS	$0.06	$0.02	$0.15	$0.11

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
Stock options	123,761	—	156,259	—

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company repurchased 476,622 shares at an aggregate cost of $6.5 million to complete the program. On June 22, 2013, the Company’s Board of Directors authorized a second program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company has not repurchased any shares under the second repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Stock options	$209	$585
Restricted stock awards	223	648

Total stock based compensation expense	432	1,233

Related tax benefits recognized in earnings	$173	$493

There was no expense recognized during the three and nine months ended September 30, 2012.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2013		As of December 31, 2012
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$3,008	4.19	$3,411	4.92
Restricted stock	3,172	4.16	3,676	4.92

Total	$6,180		$7,087

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

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2013 and December 31, 2012. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At September 30, 2013
Securities available-for-sale
Corporate debt securities	$—	$21,804	$—	$21,804
Rabbi trust investments	2,104	48	—	2,152

Totals	$2,104	$21,852	$—	$23,956

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2012
Securities available-for-sale
Corporate debt securities	$—	$22,621	$—	$22,621

Totals	$—	$22,621	$—	$22,621

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at September 30, 2013 (unaudited) and December 31, 2012.

	September 30, 2013
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,117

Totals	$—	$—	$2,117

	December 31, 2012
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,452

Totals	$—	$—	$2,452

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

The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	September 30, 2013
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing rights	$—	$—	$379

Totals	$—	$—	$379

	December 31, 2012
	Level 1	Level 2	Level 3

Mortgage servicing rights	$—	$—	$353
Other real estate owned	—	—	661

Totals	$—	$—	$1,014

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

Securities held to maturity – The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$48,816	$48,816	$48,816	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	121,426	121,610	—	121,610	—
Federal Home Loan Bank stock	7,650	7,650	—	7,650	—
Loans, net	795,467	795,745	—	—	795,745
Accrued interest receivable	2,176	2,176	2,176	—	—

Financial liabilities:
Deposits	727,002	716,967	—	716,967	—
Federal Home Loan Bank advances	150,600	150,458	—	150,458	—
Securities sold under agreements to repurchase	2,552	2,552	—	2,552	—
Other borrowed funds	1,124	1,124	—	1,124	—
Accrued interest payable	625	625	625	—	—
Mortgagor’s escrow accounts	1,000	1,000	—	1,000	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,712	$52,712	$52,712	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	63,984	65,931	—	65,931	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans, net	654,295	662,010	—	—	662,010
Loans held for sale	11,205	11,892			11,892
Accrued interest receivable	2,217	2,217	2,217	—	—

Financial liabilities:
Deposits	607,865	618,443	—	618,443	—
Federal Home Loan Bank advances	83,100	83,451	—	83,451	—
Securities sold under agreements to repurchase	3,404	3,404	—	3,404	—
Other borrowed funds	1,156	1,156	—	1,156	—
Accrued interest payable	455	455	455	—	—
Mortgagor’s escrow accounts	859	859		859	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	(unaudited and in thousands)
	Pre Tax Amount	Tax Benefit	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$37	$(15)	$22	$(589)	$227	$(362)
Reclassification adjustment for net realized gains included in net income (1)	—	—	—	(34)	14	(20)

Total securities available-for-sale	37	(15)	22	(623)	241	(382)

Other Comprehensive Income (Loss)	$37	$(15)	$22	$(623)	$241	$(382)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	(unaudited and in thousands)
	Pre Tax Amount	Tax Benefit	After Tax Amount	Pre Tax Amount	Tax Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$211	$(72)	$139	$211	$(72)	$139
Reclassification adjustment for net realized gains included in net income	—	—	—	—	—	—

Total securities available-for-sale	211	(72)	139	211	(72)	139

Other Comprehensive Income	$211	$(72)	$139	$211	$(72)	$139

Information on the Company’s accumulated other comprehensive (loss) income, net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Unrealized gain on securities	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Beginning Balance: January 1, 2013	$91	$(23)	$68
Other comprehensive loss	(382)	—	(382)

Ending balance: September 30, 2013	$(291)	$(23)	$(314)

Beginning Balance: January 1, 2012	$—	$(5)	$(5)
Other comprehensive income (loss)	139	—	139

Ending balance: September 30, 2012	$139	$(5)	$134

NOTE 13 – SUBSEQUENT EVENTS

On October 23, 2013, the Company announced its plan to close its Cushing Square branch at 78 Trapelo Road, effective January 18, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	government shutdowns;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total Assets. Total assets increased $185.0 million to $1.0 billion at September 30, 2013, from $838.1 million at December 31, 2012. The increase was primarily the result of a $141.2 million, or 21.6%, increase in net loans, and a $57.4 million, or 89.8% increase in held-to- maturity investments, partially offset by an $11.2 million, or 100%, decrease in loans held for sale and a $4.4 million, or 8.6% decrease in interest-bearing deposits in other banks.

Loans. Net loans increased by $141.2 million to $795.5 million at September 30, 2013 from $654.3 million at December 31, 2012. The increase in net loans was primarily due to increases of $44.2 million, or 16.9%, in commercial real estate loans, $70.5 million, or 34.9%, in residential one-to-four family loans, $13.3 million, or 19.9%, in home equity lines of credit, $12.0 million, or 15.0%, in indirect auto loans, and $3.0 million, or 18.3%, in construction loans, partially offset by a decrease in commercial loans of $2.1 million, or 7.0%. While we have continued to originate one-to-four family residential loans and indirect auto loans in 2013, we have continued to sell a portion of these loan types as part of our strategy. Further, our plan to prudently build our commercial real estate and home equity loan businesses is working as solid growth was experienced in these business lines during the period.

Investment Securities. Total investment securities increased $56.6 million to $143.2 million at September 30, 2013, from $86.6 million at December 31, 2012. The increase in investment securities primarily resulted from an increase of $57.4 million, or 89.8%, in held-to-maturity securities, partially offset by a decrease of $0.8 million, or 3.6%, in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.9 million to $48.8 million at September 30, 2013, from $52.7 million at December 31, 2012.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2013, our investment in bank-owned life insurance was $13.2 million, an increase of $319,000 from $12.9 million at December 31, 2012, reflecting premiums paid and an increase in cash surrender value.

Deposits. Deposits increased $119.1 million, or 19.6%, to $727.0 million at September 30, 2013 from $607.9 million at December 31, 2012. The increase in deposits was due to a $102.8 million, or 32.5%, increase in savings accounts, an increase of $4.2 million, or 13.0%, in interest bearing checking accounts, an increase of $7.4 million, or 5.8%, in demand deposits, and an increase of $5.8 million, or 4.8%, in CD’s. Core deposits, which we consider to include all deposits other than CD’s and brokered CD’s, increased by $113.3 million. Deposit growth continued this quarter as two new InStore branches in Cambridge and Newton were opened in June and August. In addition, the growing deposit relationships of new and existing commercial and small business customers, along with the momentum of our municipal banking program, contributed to this consistent, strong performance.

The following table sets forth the Company’s deposit accounts at the dates indicated ( in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$134,145	18.45%	$126,760	20.85%
Interest-bearing checking accounts	36,694	5.05	32,463	5.34
Savings accounts	419,378	57.69	316,563	52.08
Money market deposits	9,677	1.33	10,767	1.77

Total transaction accounts	599,894	82.52	486,553	80.04

Term certificates less than $100,000	60,769	8.36	55,298	9.10
Term certificates $100,000 or more	66,339	9.12	66,014	10.86

Total certificate accounts	127,108	17.48	121,312	19.96

Total deposits	$727,002	100.00%	$607,865	100.00%

Borrowings. At September 30, 2013, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006 that are accounted for as a secured borrowing.

Total borrowings increased $66.6 million, or 76.0%, to $154.3 million at September 30, 2013, from $87.7 million at December 31, 2012. Advances from the Federal Home Loan Bank of Boston increased $67.5 million to $150.6 million at September 30, 2013, from $83.1 million at December 31, 2012, and repurchase agreements decreased $852,000 to $2.6 million at September 30, 2013, from $3.4 million at December 31, 2012.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$55,600	$68,100
Other borrowed funds	1,124	1,156

	$56,724	$69,256

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	$95,000	$15,000
Repurchase agreements	2,552	3,404

	97,552	18,404

Total borrowed funds	$154,276	$87,660

Stockholders’ Equity. Total stockholders’ equity decreased from $133.3 million as of December 31, 2012 to $129.1 million as of September 30, 2013. This decrease is largely the result of the Stock Repurchase Program that was announced on December 21, 2012. During the nine months ended September 30, 2013, the Company repurchased 476,622 shares of its common stock for $6.5 million and completed the first Stock Repurchase Program that was announced on December 21, 2012. The decrease due to the Stock Repurchase Program was partially offset by $1.3 million of net income and $1.4 million of stock based compensation and ESOP stock released during the nine months ended September 30, 2013.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2013	At December 31, 2012
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$2,528	$3,278
Commercial real estate	38	—
Construction loans	—	—
Equity lines of credit	—	319
Commercial loans	24	—
Consumer loans:
Indirect auto loans	—	24
Other consumer loans	—	—

Total non-accrual loans	2,590	3,621

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$2,590	$3,621

Other real estate owned	$—	$661
Repossessed automobiles	—	43

Total non-performing assets (NPAs)	$2,590	$4,325

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$—	$946
Troubled debt restructures not included in NPAs	9,345	6,437

Total troubled debt restructures	$9,345	$7,383

Ratios:
Non-performing loans to total loans	0.32%	0.55%
Non-performing assets to total assets	0.25%	0.52%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2013, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates not otherwise available in the market for loans with similar risk characteristics as the restructured debt. At September 30, 2013, we had $9.3 million of troubled debt restructurings related to ten loans as compared to $7.4 million of troubled debt restructurings related to ten loans at December 31, 2012. However, the balance of TDR’s has decreased from $9.5 million at June 30, 2013 due to net paydowns of $173,000.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Net income for the three months ended September 30, 2013 was $538,000, compared to net income of $183,000 for the three months ended September 30, 2012. The change in operating results of $355,000, or 194.0% for the three months ended September 30, 2013 compared to the 2012 period resulted from an increase in net interest and dividend income after the provision for loan losses of $1.4 million, partially offset by an increase in noninterest expense of $1.0 million.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million to $6.8 million for the three months ended September 30, 2013, compared to $5.7 million for the three months ended September 30, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $32.0 million, or 15.0% to $245.4 million for the three months ended September 30, 2013, from $213.4 million for the three months ended September 30, 2012. Partially offsetting this was a decrease in our net interest margin of 12 basis points to 2.88% for the three months ended September 30, 2013, compared to 3.00% for the three months ended September 30, 2012, and a decrease in our net interest rate spread of 2 basis points to 2.70% for the three months ended September 30, 2013, compared to 2.72% for the three months ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income increased $1.0 million to $8.0 million for the three months ended September 30, 2013, from $7.0 million for the three months ended September 30, 2012. The increase in interest and dividend income was primarily due to a $919,000 increase in interest income on loans and a $125,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $140.2 million to $770.2 million for the three months ended September 30, 2013, from $630.0 million for the three months ended September 30, 2012, partially offset by a 27 basis point decrease in the average yield on loans to 3.75% from 4.02%, primarily due to lower interest rates on originated loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $38.1 million to $121.3 million for the three months ended September 30, 2013, from $83.2 million for the three months ended September 30, 2012, partially offset by a 43 basis point decrease in the average yield on securities to 2.24% from 2.67%.

Interest Expense. Interest expense decreased $80,000 to $1.2 million for the three months ended September 30, 2013, from $1.3 million for the three months ended September 30, 2012. The decrease resulted from a 26 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $150.3 million, or 28.1%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $39,000 to $1.04 million for the three months ended September 30, 2013, from $1.08 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease in the interest expense on CDs of $68,000 from $542,000 to $474,000, which was driven by both a decrease in the average balance of $5.2 million and a decrease in the average cost of CD’s of 15 basis points. This was partially offset by an increase in interest expense on savings accounts of $28,000 from $526,000 to $554,000. The increase in interest expense on savings accounts was driven by a $118.6 million increase in the average balance of savings accounts to $403.3 million for the three months ended September 30, 2013, from $284.7 million for the three months ended September 30, 2012. Partially offsetting the increase in average balance was a 19 basis point decrease in the average cost of savings accounts to 0.55% for the three months ended September 30, 2013, from 0.74% for the three months ended September 30, 2012. We experienced decreases in average cost within all deposit categories except for checking.

Interest expense on total borrowings decreased $41,000 to $182,000 for the three months ended September 30, 2013, from $223,000 for the three months ended September 30, 2012. This decrease was primarily due to a 49 basis point decrease in the average cost of FHLB advances to 0.63% for the three months ended September 30, 2013, from 1.12% for the three months ended September 30, 2012, partially offset by a $34.3 million increase in the average balance of FHLB advances to $109.3 million for the three months ended September 30, 2013, from $75.0 million for the three months ended September 30, 2012.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $438,000 for the three months ended September 30, 2013, compared to $734,000 for the three months ended September 30, 2012. The allowance for loan losses was $7.3 million, or 0.92% of total loans, at September 30, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income increased by $211,000 to $890,000 for the three months ended September 30, 2013, from $679,000 for the three months ended September 30, 2012. The increase was primarily due to an increase of $55,000 in loan servicing fee income and an increase of $134,000 in other income.

Noninterest Expense. Noninterest expense increased $1.0 million to $6.4 million for the three months ended September 30, 2013, from $5.3 million for the three months ended September 30, 2012. The largest components of this increase were salaries and employee benefits, which increased $592,000, or 18.1%, and data processing, which increased $186,000, or 35.1%. The increase in salaries and employee benefits was primarily the result of the equity incentive plan established in the fourth quarter of 2012 and the increased data processing expenses were driven by increased loan and deposit volumes.

Income Tax Expense. We recorded income tax expense of $313,000 for the three months ended September 30, 2013, compared to income tax expense of $63,000 for the three months ended September 30, 2012. The effective tax rate for the three months ended

September 30, 2013 was 36.78% compared to 25.49% for the same period in 2012. The increase in effective tax rate was primarily the result of non-deductible stock based compensation expense which was partially offset by a decrease in the valuation reserve on deferred tax assets.

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

	For the Three Months Ended September 30,
	(unaudited)
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$770,208	$7,283	3.75%	$629,979	$6,364	4.02%
Securities	121,334	684	2.24%	83,206	559	2.67%
Other	39,089	21	0.21%	35,138	18	0.21%

Total interest-earning assets (5)	930,631	7,988	3.41%	748,323	6,941	3.69%
Non-interest-earning assets	27,612			25,271

Total assets	958,243			773,594

Interest-bearing liabilities:
Savings accounts	403,356	554	0.55%	284,732	526	0.74%
Checking accounts	36,492	11	0.12%	32,008	9	0.11%
Money market accounts	9,820	2	0.08%	10,543	3	0.12%
Certificates of deposit	122,494	474	1.54%	127,707	542	1.69%

Total interest-bearing deposits	572,162	1,041	0.72%	454,990	1,080	0.94%
Federal Home Loan Bank advances	109,296	173	0.63%	74,980	211	1.12%
Securities sold under agreements to repurchase	2,612	1	0.15%	3,483	1	0.15%
Other borrowed funds	1,130	8	2.89%	1,471	11	2.86%

Total interest-bearing liabilities	685,200	1,223	0.71%	534,924	1,303	0.97%
Non-interest-bearing liabilities	145,540			107,059

Total liabilities	830,740			641,983
Stockholders’ Equity	127,503			131,611

Total liabilities and equity	$958,243			$773,594

Net interest income		$6,765			$5,638

Net interest rate spread (2)			2.70%			2.72%
Net interest-earning assets (3)	$245,431			$213,399

Net interest margin (4)			2.88%			3.00%
Average interest-earning assets to interest-bearing liabilities			135.82%			139.89%

(1)	Yields and rates for the three-month periods ended September 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $7,000 and $10,000 for the three months ended September 30, 2013 and 2012, respectively, are not included.

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

	Three Months Ended September 30,
	2013 vs. 2012 (unaudited)
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$1,360	$(441)	$919
Securities	227	(102)	125
Other	3	—	3

Total interest-earning assets (1)	1,590	(543)	1,047

Interest-bearing liabilities:
Savings accounts	186	(158)	28
Checking accounts	2	—	2
Money market accounts	—	(1)	(1)
Certificates of deposit	(21)	(47)	(68)

Total interest-bearing deposits	167	(206)	(39)

Federal Home Loan Bank advances	75	(113)	(38)
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(3)	—	(3)

Total interest-bearing liabilities	239	(319)	(80)

Change in net interest and dividend income	$1,351	$(224)	$1,127

(1)	Does not include dividends on FHLB stock of $7,000 and $10,000 for the three months ended September 30, 2013 and 2012, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General. Net income for the nine months ended September 30, 2013 was $1.3 million, compared to net income of $916,000 for the nine months ended September 30, 2012. The change in operating results of $399,000, or 43.6% for the nine months ended September 30, 2013 compared to the 2012 period resulted from an increase in net interest and dividend income after the provision for loan losses of $3.8 million, partially offset by a decrease in noninterest income of $327,000 and an increase in noninterest expense of $2.7 million.

Net Interest and Dividend Income. Net interest and dividend income increased $2.6 million to $18.4 million for the nine months ended September 30, 2013, compared to $15.8 million for the nine months ended September 30, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $42.2 million, or 21.3% to $240.4 million for the nine months ended September 30, 2013, from $198.2 million for the nine months ended September 30, 2012. Partially offsetting this was a decrease in our net interest margin of 12 basis points to 2.86% for the nine months ended September 30, 2013, compared to 2.98% for the nine months ended September 30, 2012, and a decrease in our net interest rate spread of 6 basis points to 2.64% for the nine months ended September 30, 2013, compared to 2.70% for the nine months ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income increased $2.4 million to $22.1 million for the nine months ended September 30, 2013, from $19.7 million for the nine months ended September 30, 2012. The increase in interest and dividend income was primarily due to a $2.4 million increase in interest income on loans and a $49,000 increase in interest on investment securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $148.4 million to $730.9 million for the nine months ended September 30, 2013, from $582.4 million for the nine months ended September 30, 2012 which was partially than offset by a 40 basis point decrease in the average yield on loans to 3.74% from 4.14%, primarily due to lower interest rates on originated loans during the period.

Interest Expense. Interest expense decreased $169,000 to $3.67 million for the nine months ended September 30, 2013, from $3.84 million for the nine months ended September 30, 2012. The decrease resulted from a 21 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $109.4 million, or 21.4%, increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $63,000 to $3.1 million for the nine months ended September 30, 2013, from $3.0 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in interest expense on savings accounts of $254,000 from $1.4 million to $1.7 million. The increase in interest expense on savings accounts was driven by a $107.7 million increase in the average balance of savings accounts to $369.2 million for the nine months ended September 30, 2013, from $261.5 million for the nine months ended September 30, 2012. Partially offsetting the increase in average balance was a 12 basis point decrease in the average cost of savings accounts to 0.60% for the nine months ended September 30, 2013, from 0.72% for the nine months ended September 30, 2012. The increase in interest expense on interest-bearing deposits was partially offset by a decrease in the interest expense on CDs of $185,000 from $1.6 million to $1.4 million. The decrease in interest expense on CD’s was driven by both a decrease in the average balance of $6.4 million and a decrease in the average cost of CD’s of 12 basis points. We experienced decreases in average cost within all deposit categories.

Interest expense on total borrowings decreased $232,000 to $560,000 for the nine months ended September 30, 2013, from $792,000 for the nine months ended September 30, 2012. This decrease was primarily due to a 43 basis point decrease in the average cost of FHLB advances to 0.82% for the nine months ended September 30, 2013, from 1.25% for the nine months ended September 30, 2012, partially offset by a $5.6 million increase in the average balance of FHLB advances to $86.4 million for the nine months ended September 30, 2013, from $80.8 million for the nine months ended September 30, 2012.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provisions for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $865,000 for the nine months ended September 30, 2013, compared to $2.0 million for the nine months ended September 30, 2012. The allowance for loan losses was $7.3 million, or 0.92% of total loans, at September 30, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income decreased by $327,000 to $2.8 million for the nine months ended September 30, 2013, from $3.1 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease of $538,000 in net gains on sales of loans partially offset by an increase of $159,000 in loan servicing fee income.

Noninterest Expense. Noninterest expense increased $2.7 million to $18.3 million for the nine months ended September 30, 2013, from $15.6 million for the nine months ended September 30, 2012. The largest components of this increase were: (i) salaries and employee benefits and director compensation, which increased $1.5 million, or 15.9%, and $337,000, or 94.7%, respectively, and (ii) data processing, which increased $550,000, or 36.9%. The increase in salaries and employee benefits and director compensation was primarily the result of the equity incentive plan and the increased data processing expenses were primarily driven by loan and deposit volumes during this period.

Income Tax Expense. We recorded income tax expense of $755,000 for the nine months ended September 30, 2013, compared to income tax expense of $409,000 for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was 36.5% compared to 30.8% for the same period in 2012. The increase in effective tax rate was primarily the result of non-deductible stock based compensation expense which was partially offset by a decrease in the valuation reserve on deferred tax assets.

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

	For the Nine Months Ended September 30,
	(unaudited)
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$730,883	$20,465	3.74%	$582,445	$18,032	4.14%
Securities	90,623	1,589	2.34%	78,622	1,540	2.62%
Other	39,375	61	0.21%	48,230	72	0.20%

Total interest-earning assets (5)	860,881	22,115	3.43%	709,297	19,644	3.70%
Non-interest-earning assets	26,251			23,532

Total assets	$887,132			$732,829

Interest-bearing liabilities:
Savings accounts	369,187	1,658	0.60%	261,472	1,405	0.72%
Checking accounts	31,772	28	0.12%	27,975	26	0.13%
Money market accounts	10,360	6	0.08%	11,150	13	0.15%
Certificates of deposit	118,453	1,420	1.60%	124,819	1,605	1.72%

Total interest-bearing deposits	529,772	3,112	0.79%	425,416	3,049	0.96%
Federal Home Loan Bank advances	86,448	531	0.82%	80,799	753	1.25%
Securities sold under agreements to repurchase	3,125	4	0.15%	3,370	7	0.28%
Other borrowed funds	1,141	25	2.92%	1,485	32	2.88%

Total interest-bearing liabilities	620,486	3,672	0.79%	511,070	3,841	1.00%
Non-interest-bearing liabilities	136,746			90,227

Total liabilities	757,232			601,297
Stockholders’ Equity	129,900			131,532

Total liabilities and equity	$887,132			$732,829

Net interest income		$18,443			$15,803

Net interest rate spread (2)			2.64%			2.70%
Net interest-earning assets (3)	$240,395			$198,227

Net interest margin (4)			2.86%			2.98%
Average interest-earning assets to interest-bearing liabilities			138.74%			138.79%

(1)	Yields and rates for the nine-month periods ended September 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $21,000 and $38,000 for the nine months ended September 30, 2013 and 2012, respectively, are not included.

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

	Nine Months Ended September 30,
	2013 vs. 2012 (unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$4,263	$(1,830)	$2,433
Securities	219	(170)	$49
Other	(14)	3	$(11)

Total interest-earning assets (1)	4,468	(1,997)	$2,471

Interest-bearing liabilities:
Savings accounts	509	(256)	$253
Checking accounts	4	(2)	$2
Money market accounts	(1)	(6)	$(7)
Certificates of deposit	(80)	(105)	$(185)

Total interest-bearing deposits	432	(369)	$63

Federal Home Loan Bank advances	49	(271)	$(222)
Securities sold under agreements to repurchase	—	(3)	$(3)
Other borrowed funds	(7)	—	$(7)

Total interest-bearing liabilities	474	(643)	$(169)

Change in net interest and dividend income	$3,994	$(1,354)	$2,640

(1)	Does not include dividends on FHLB stock of $21,000 and $38,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2013 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Banks interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-18.0%
+200	-11.6%
- 100	-0.7%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2013, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience an 11.6% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.7% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2013 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 22.1% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 1.4% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2013 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $48.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2013, we had $50.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $127.6 million in unused lines of credit to borrowers and $14.4 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2013 totaled $67.3 million, or 9.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2013.

Our primary investing activity is originating loans. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we originated $417.8 million and $415.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $119.1 million and $177.2 million for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the levels of brokered deposits were $33.8 million and $22.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2013, we had $150.6 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $141.0 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity declined to $129.1 million at September 30, 2013 from $133.3 million at December 31, 2012. The decline was primarily due to the previously mentioned stock repurchase plan and the repurchase of 476,622 shares of common stock at an average price of $13.59 per share. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. Management believes the repurchase, which was financed at favorable terms, will enhance future earnings per share. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

We are obligated to make future payments according to various contracts. As of September 30, 2013, our contractual obligations have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2013.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013. As of September 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

Total	—	—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 8, 2013	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)