Form 10-K
period 2013-12-31
BSB Bancorp, Inc.
filed 2014-03-14
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2013 was approximately $103,287,096.

The number of shares outstanding of the registrant’s common stock as of March 10, 2014 was 9,055,808.

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2013, we had consolidated assets of $1.1 billion, consolidated deposits of $764.8 million and consolidated equity of $130.4 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one to four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, Interest on Lawyer Trust Accounts (“IOLTA”), commercial, municipal and regular checking accounts and Individual Retirement Accounts (“IRAs”).

Throughout its history, Belmont Savings has remained focused on providing a broad range of quality services within its market area as a community bank. However, in 2009, in order to provide the bank with flexibility to make potential acquisitions, Belmont Savings reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the Bank’s management and operations, the board of directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan was intended to take advantage of the sound Eastern Massachusetts economy, which was not as negatively affected by the recession that began in 2008 as other regions of the United States. The Bank’s current strategic plan contemplates continued growth in assets and liabilities over the next several years with the intent of building upon Belmont Savings’ leading market share in Belmont and growing share in the communities we serve, the “Bank of Choice” for deposit driven small businesses and municipalities in its market area, an originator and distributor of high quality auto loans and the trusted lending partner for area commercial real estate investors, developers and managers.

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

Market Area

We conduct our operations from our six1 full service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge in Southeast Middlesex County, Massachusetts. Our primary lending market includes Essex, Middlesex, Norfolk and Suffolk Counties, Massachusetts. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant financial service companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Our lending area is primarily an urban market area with a substantial number of one to four unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums and office buildings. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. The United States Census Beureu estimates that as of July 1, 2012, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2013, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 5.9% compared to the national unemployment rate of 6.7%.

New In-Store Branches

On February 27, 2013, we entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newton, Massachusetts. The branches commenced operations in June of 2013 and August of 2013 for Cambridge and Newton, respectively. Both branches are full service with state of the art technology, five to six staff, and two offices to meet and work with customers.

The Cambridge and Newton branches continue the planned geographic expansion of our network. We believe that entering the neighboring Cambridge and Newton markets is a natural extension of our franchise.

Competition

We face intense competition in our market area both for making loans and attracting deposits. We compete with commercial banks, credit unions, savings institutions, online banks, mortgage brokerage firms, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting customers, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our full-service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge Massachusetts. As of June 30, 2013 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of ten bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 33.3% market share. As

[1]	On January 18, 2014, our branch located at 78 Trapelo Road, Belmont, MA, was closed and all accounts were transferred to the 277 Trapelo Road branch.

of that same date, we ranked fourth of eight bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 5.5% market share, seventh of nine bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 4.4% market share and sixteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.11% market share.

Lending Activities

Our primary lending activity is the origination of one to four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $0, $11.2 million, $15.9 million, $3.8 million, and $250,000 at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$287,652	34.17%	$201,845	30.70%	$192,295	37.58%
Commercial real estate (1)	320,807	38.10	266,669	40.57	170,080	33.23
Home equity lines of credit	92,461	10.98	66,939	10.18	50,015	9.77
Construction	9,965	1.18	16,139	2.46	15,198	2.97

Total mortgage loans	710,885	84.43	551,592	83.91	427,588	83.55

Commercial loans	30,691	3.65	24,779	3.77	16,807	3.28
Consumer loans:
Indirect auto	99,798	11.85	80,312	12.22	66,401	12.97
Other consumer (2)	558	0.07	654	0.10	998	0.20

	131,047	15.57	105,745	16.09	84,206	16.45

Total loans	841,932	100.00%	657,337	100.00%	511,794	100.00%

Net deferred loan costs	3,535		2,777		2,523
Net unamortized mortgage premiums	1,504		621		423
Allowance for loan losses	(7,958)		(6,440)		(4,776)

Total loans, net	$839,013		$654,295		$509,964

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$184,087	54.27%	$213,100	60.25%
Commercial real estate (1)	91,221	26.89	81,016	22.90
Home equity lines of credit	30,921	9.11	30,676	8.67
Construction	13,835	4.08	19,057	5.39

Total mortgage loans	320,064	94.35	343,849	97.21

Commercial	14,012	4.13	8,877	2.51
Consumer loans:
Indirect auto	3,697	1.09	—	—
Other consumer (2)	1,467	0.43	1,005	0.28

	19,176	5.65	9,882	2.79

Total loans	339,240	100.00%	353,731	100.00%

Net deferred loan costs	562		461
Net unamortized mortgage premiums	3		34
Allowance for loan losses	(2,889)		(2,473)

Total loans, net	$336,916		$351,753

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2013. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One to Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2014	$9	6.45%	$14,167	4.21%	$—	0.00%	$1,171	4.53%
2015	25	4.38%	5,485	3.78%	2	7.00%	1,986	3.87%
2016 to 2017	460	5.34%	14,744	4.69%	6	4.75%	3,514	3.50%
2018 to 2022	6,455	4.66%	162,452	4.28%	900	4.60%	1,294	2.67%
2023 to 2027	5,131	3.46%	111,235	4.16%	5,512	4.05%	2,000	4.00%
2028 and beyond	275,572	3.93%	12,724	4.90%	86,041	2.53%	—	0.00%

Total	$287,652	3.94%	$320,807	4.27%	$92,461	2.64%	$9,965	3.69%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2014	$13,871	3.39%	$117	2.79%	$468	2.89%	$29,803	4.02%
2015	2,231	3.54%	1,651	3.00%	7	14.03%	11,387	3.65%
2016 to 2017	7,117	3.42%	46,628	3.04%	36	9.47%	72,505	3.45%
2018 to 2022	4,572	5.00%	51,402	2.87%	47	7.92%	227,122	3.98%
2023 to 2027	2,900	4.00%	—	0.00%	—	0.00%	126,778	4.12%
2028 and beyond	—	0.00%	—	0.00%	—	0.00%	374,337	3.63%

Total	$30,691	3.71%	$99,798	2.95%	$558	3.88%	$841,932	3.80%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$200,162	$87,481	$287,643
Commercial real estate loans (1)	80,291	226,349	306,640
Equity lines of credit	—	92,461	92,461
Construction loans	5,514	3,280	8,794

Total mortgage loans	285,967	409,571	695,538
Commercial loans	5,214	11,606	16,820
Consumer loans:
Indirect auto loans	99,681	—	99,681
Other consumer loans	90	—	90

Total loans	$390,952	$421,177	$812,129

(1)	Includes multi-family real estate loans.

One to Four Family Residential Mortgage Loans.

At December 31, 2013, $287.7 million, or 34.2%, of our total loan portfolio, consisted of one to four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one to four family residential mortgage loans. At December 31, 2013, of the $287.7 million of one to four family residential mortgage loans in our portfolio, $2.0 million, or 0.7%, were comprised of non-owner occupied properties.

Our one to four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000. We also originate loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. During the year ended December 31, 2013, we originated $43.3 million and purchased $108.8 million of jumbo loans.

We originate our adjustable rate one to four family residential mortgage loans with initial interest rate adjustment periods of one, three and five years, based on adding a margin to a designated market index. These loans are limited to a 5% initial rate increase, a 2% annual rate increase after the initial adjustment, and a maximum adjustment of 5% over the life of the loan. We determine whether a borrower qualifies for an adjustable rate mortgage loan annually based on secondary market guidelines.

We will originate one to four family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 43% of the borrower’s monthly cash-flow.

Generally, we sell into the secondary market the majority of the fixed rate one to four family residential mortgage loans that we originate. We base the amount of fixed rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. For the year ended December 31, 2013, we received servicing fees of $163,000 on loans that were previously sold. At December 31, 2013, the principal balance of loans serviced for others totaled $61.2 million.

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

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2013, $320.8 million, or 38.1%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2013, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2013, loans secured by commercial real estate and multi-family real estate had an average loan balance of $1.7 million.

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

In underwriting commercial and multi-family real estate loans, we consider a number of factors, which include the net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s and guarantor’s experience in owning or managing similar properties. Commercial and multi-family real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis though required periodic financial statement updates.

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

At December 31, 2013, our largest commercial real estate loan had an outstanding balance of $19.3 million, was secured by two office buildings and one commercial building totaling 337,852 square feet, and was performing in accordance with its original terms. At that date, our largest multi-family real estate loan had a balance of $15 million, was secured by a 37 unit residential complex, and was performing in accordance with its original terms.

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

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Lines of credit greater than $500,000 generally may not exceed a loan-to-value ratio of 75% and require a credit score (FICO) of greater than 720. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2013, our largest home equity line of credit was a $2 million line of credit with an outstanding balance of $1.6 million. At December 31, 2013 this line of credit was performing in accordance with its original terms.

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

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. We underwrite each of these loans, as further described below. We currently receive auto loans from approximately 215 franchised dealerships located in Massachusetts, Rhode Island, Connecticut, Maine, New Hampshire and Vermont. During the year ended December 31, 2013, our portfolio of indirect auto loans increased from $80.3 million to $99.8 million, or 11.9%, of our total loan portfolio. Approximately 65.0% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2013 was for financing new vehicles, and the remainder was for financing used vehicles. We only originate used car loans through franchised dealers of new automobiles that also provide us with loans on new vehicles.

At December 31, 2013, the weighted average original term to maturity of our automobile loan portfolio was 62 months, with an estimated average expected life of 30 months. The average amount financed for each of our automobile loans for the year ended December 31, 2013 was $19,542 and the weighted average credit score was 786. Approximately 52%, 21% and 19% of the aggregate principal balance of our automobile loan portfolio at December 31, 2013 consisted of loans to borrowers with mailing addresses in Massachusetts, Rhode Island and Connecticut, respectively.

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

Each participating dealership submits credit applications to us through industry web portals, (Dealertrack and Route One) into an online loan originations system provided by Fiserv Solutions, Inc. The borrower’s creditworthiness and the value of the underlying collateral are the most important criteria used in determining whether to originate an automobile loan. Each credit application requires that the borrower provide current, personal information regarding the borrower’s employment history, debts, and other factors that impact creditworthiness. Our loan origination system provides for automatic declines of lower quality applications. However, all other applications are reviewed by our experienced automobile lending staff prior to being approved.

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

During the year ended December 31, 2013, we sold to other financial institutions $63.6 million, or 53.9%, of the indirect automobile loans that we originated. We expect that future sales of indirect auto loans will be driven by our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2013, we maintained relationships with eighteen financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2013, our portfolio of consumer loans other than indirect automobile loans totaled $558,000, or 0.07% of our total loan portfolio.

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

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2013, we had $30.7 million of commercial business loans and lines of credit outstanding, representing 3.7% of our total loan portfolio. At December 31, 2013, the average loan balance of our commercial loans and lines of credit was $487,000.

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

At December 31, 2013, our largest commercial business loan outstanding was a $4.6 million loan secured by business assets and commercial real estate. At December 31, 2013, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one to four family residential properties, multi-family properties and commercial properties. A majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one to four family residential properties are “on speculation.” At December 31, 2013, $10.0 million, or 1.18%, of our total loan portfolio, consisted of construction loans, $6.1 million of which were secured by one to four family residential real estate projects on speculation, $1.3 million of which were secured by multi-family residential real estate projects, and $2.5 million of which were secured by commercial real estate.

Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 24 months. At the end of the construction phase, depending upon the initial purpose, the loan either converts to a permanent mortgage loan or the project is sold. Loans generally are made with a maximum loan to cost ratio of 75%, or a maximum loan-to-as completed value ratio of 75%, whichever is lower. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require inspections of the property and a satisfactory title update before disbursements of funds during the term of the construction loan.

At December 31, 2013, our largest speculative construction loan had a principal balance of $3.5 million and was secured by a 32 house residential subdivision development project. This loan was performing in accordance with its original terms at December 31, 2013.

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

In recent years, in an effort to manage interest rate risk in what has been a relatively low interest rate environment, we have sold the majority of fixed-rate one to four family residential mortgage loans that we have originated. Some of these loans are sold with the servicing rights released. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis.

For the year ended December 31, 2013, we received $163,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2013, the principal balance of residential mortgage loans serviced for others totaled $61.2 million. For the year ended December 31, 2013, we received $730,000 in net servicing income on indirect auto loans that we sold. At December 31, 2013, the principal balance of indirect auto loans serviced for others totaled $124.8 million.

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

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2013, we held $508,000 of commercial real estate loans in our portfolio that were participation loans from other lenders and $37.7 million of commercial real estate and commercial construction loans were participated out to other lenders.

From time to time, we have also purchased whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the years ended December 31, 2013 and 2012, we purchased one to four family residential mortgage loans of $129.3 million and $100.0 million, respectively, of whole loans, largely at fixed rates, from other banks and mortgage companies.

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

Non-Performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. Thereafter, we will send an additional letter when a loan is 60 days or more past due, and we will attempt to contact the borrower by telephone. By the 90th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, the loan will be placed on non-accrual. We refer loans to legal counsel to commence foreclosure proceedings according to Massachusetts law. In addition, a property appraisal is made to determine the current condition and market value. The account will be monitored on a regular basis thereafter. In attempting to resolve a default on a residential mortgage loan, Belmont Savings Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans (1):
Mortgage loans:
One-to-four family	$3,860	$3,278	$3,149	$1,053	$1,636
Commercial real estate	38	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	200	319	1,123	617	—
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	155	37	—
Consumer loans:
Indirect auto loans	16	24	—	—	—
Other consumer loans	1	—	—	—	—

Total non-accrual loans	$4,115	$3,621	$4,427	$1,707	$1,636

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	277
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—
Other consumer loans	—	—	—	—	1

Total loans 90 days delinquent and still accruing	—	—	—	—	278

Total non-performing loans	$4,115	$3,621	$4,427	$1,707	$1,914

Other real estate owned	$—	$661	$—	$—	$—

Total Reposessed Vehicles	$—	$43	$30	$—	$—

Total non-performing assets (NPAs)	$4,115	$4,325	$4,457	$1,707	$1,914

Troubled debt restructures included in NPAs	$1,900	$946	$609	$629
Troubled debt restructures not included in NPAs	7,366	6,437	—	—	—

Total troubled debt restructures	$9,266	$7,383	$609	$629	$—

Ratios:
Non-performing loans to total loans	0.49%	0.55%	0.80%	0.50%	0.54%
Non-performing assets to total assets	0.39%	0.52%	0.67%	0.34%	0.38%

(1)	At December 31, 2013, 2012, 2011 and 2010, non-accrual loans included $1,900,000, $946,000, $609,000 and $629,000 of troubled debt restructurings, respectively. We had no troubled debt restructurings at December 31, 2009. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2013 and 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $101,000 and $116,000, respectively. Interest income recognized on such loans for the years ended December 31, 2013 and 2012, was $42,000 and $82,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2013, $1.7 million of the $4.1 million in non-performing loans were paid current, with an additional $448,000 in non-performing loans that were less than 90 days past due.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2013 and 2012, we had $9.3 million and $7.4 million, respectively, of troubled debt restructurings. At December 31, 2013, $4.9 million was related to five residential one to four family loans, $400,000 was related to two equity lines of credit and $4.0 million was related to three commercial real estate loans. At December 31, 2012, $4.6 million was related to five residential one to four family loans, $400,000 was related to two equity lines of credit and $2.4 million was related to commercial real estate loans.

For the years ended December 31, 2013 and 2012, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $169,000 and $202,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2013 and 2012 was $391,000 and $257,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2013
Mortgage loans:
Residential one to four family	—	$—	1	$1,911	1	$1,911
Commercial real estate loans	—	—	1	38	1	38
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	2	1,949	2	1,949
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	1	16	1	16
Other consumer loans	—	—	1	1	1	1

Total loans	—	$—	4	$1,966	4	$1,966

At December 31, 2012
Mortgage loans:
Residential one to four family	—	$—	4	$2,412	4	$2,412
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	43	2	43

			6	2,455	6	2,455
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	1	27	1	24	2	51
Other consumer loans	—	—	—	—	—	—

Total loans	1	$27	7	$2,479	8	$2,506

At December 31, 2011
Mortgage loans:
Residential one to four family	3	$1,188	5	$1,880	8	$3,068
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	3	847	3	847

	3	1,188	8	2,727	11	3,915
Commercial loans	—	—	1	7	1	7
Consumer loans:
Indirect auto loans	1	23	—	—	1	23
Other consumer loans	1	1	—	—	1	1

Total loans	5	$1,212	9	$2,734	14	$3,946

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2010
Mortgage loans:
Residential one to four family	1	$507	3	$1,053	4	$1,560
Commercial real estate loans	1	497	—	—	1	497
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	314	2	617	3	931

	3	1,318	5	1,670	8	2,988
Commercial loans	—	—	1	37	1	37
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total loans	3	$1,318	6	$1,707	9	$3,025

At December 31, 2009
Mortgage loans:
Residential one to four family	1	$134	5	$1,636	6	$1,770
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	276	2	276

	1	134	7	1,912	8	2,046
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	2	$138	8	$1,914	10	$2,052

At September 30, 2009
Mortgage loans:
Residential one to four family	2	$1,642	4	$1,255	6	$2,897
Commercial real estate loans	—	—	1	1,161	1	1,161
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	77	1	77

	2	1,642	6	2,493	8	4,135
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	1	4	1	2	2	6

Total loans	3	$1,646	7	$2,495	10	$4,141

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2013 we did not have any property classified as other real estate owned. At December 31, 2012 we had one property in other real estate owned of $661,000.

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Classified loans:
Substandard	$15,053	$11,117	$6,432	$1,190	$1,394
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	15,053	11,117	6,432	1,190	1,394
Special mention	7,657	12,177	2,724	4,762	3,457

Total criticized loans	$22,710	$23,294	$9,156	$5,952	$4,851

At December 31, 2013, we had $15.1 million of substandard assets, of which $4.6 million were one to four family residential mortgage loans; $9.4 million were commercial real estate loans; $1.0 million were home equity lines of credit, and $4,000 were unsecured consumer loans. At December 31, 2013, special mention assets consisted of $3.1 million of one to four family residential mortgage loans, $4.3 million of commercial real estate loans, $200,000 of home equity lines of credit, $48,000 in commercial loans and $9,000 in unsecured consumer loans. Other than disclosed in the above tables, there are no other loans at December 31, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan do not result in establishing specific allowances for loan losses; and

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,				At or For the Three Months Ended December 31,	At or For the Year Ended September 30,
	2013	2012	2011	2010	2009	2009
	(Dollars in thousands)

Balance at the beginning of the period	$6,440	$4,776	$2,889	$2,473	$2,321	$1,747

Charge-offs:
Residential one-to-four family	—	(225)	(210)	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	(61)	(6)	—	—
Home equity	(20)	(715)	(83)	—	—	—
Indirect auto	(62)	(281)	(23)	—	—	—
Consumer	(53)	(48)	(33)	(24)	(1)	(38)

Total charge-offs	(135)	(1,269)	(410)	(30)	(1)	(38)

Recoveries:
Residential one-to-four family	68	43	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity	—	96	—	—	—	—
Indirect auto	69	46	4	—	—	—
Consumer	18	12	8	8	1	15

Total recoveries	155	197	12	8	1	15
Net recoveries (charge-offs)	20	(1,072)	(398)	(22)	—	(23)

Provision for loan losses	1,498	2,736	2,285	438	152	597

Balance at the end of the period	$7,958	$6,440	$4,776	$2,889	$2,473	$2,321

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)	0.00%	(0.18)%	(0.09)%	(0.01)%	(0.00)%	(0.01)%
Allowance for loan losses to non-performing loans at end of period	193.39%	177.86%	107.88%	169.24%	129.21%	93.03%
Allowance for loan losses to total loans at end of period	0.95%	0.98%	0.93%	0.85%	0.70%	0.64%

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

	At December 31,
	2013		2012		2011
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$2,189	34.17%	$1,412	30.70%	$986	37.58%
Commercial real estate	3,621	38.10	3,039	40.57	1,969	33.23
Construction	134	1.18	198	2.46	188	2.97
Home equity	681	10.98	466	10.18	632	9.77
Commercial	419	3.65	470	3.77	321	3.28
Consumer loans:
Indirect auto	749	11.85	772	12.22	664	12.97
Consumer	26	0.07	19	0.10	16	0.20

Total allocated allowance	7,819	100.00	6,376	100.00	4,776	100.00
Unallocated allowance	139	—	64	—	—	—

Total allowance	$7,958	100.00%	$6,440	100.00%	$4,776	100.00%

	At December 31,
	2010		2009
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$1,057	54.27%	$1,027	60.25%
Commercial real estate	1,136	26.89	911	22.90
Construction	140	4.08	193	5.39
Home equity	236	9.11	184	8.67
Commercial	261	4.13	142	2.51
Consumer loans:
Indirect auto	38	1.09	—	—
Consumer	21	0.43	16	0.28

Total allocated allowance	2,889	100.00	2,473	100.00
Unallocated allowance	—	—	—	—

Total allowance	$2,889	100.00%	$2,473	100.00%

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

ASC 320, “Investments—Debt and Equity Securities” requires that, at the time of purchase, we designate a security as either held to maturity, available for sale, or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. We currently do not maintain a trading portfolio. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported as an increase or decrease to stockholders’ equity through other comprehensive income/(loss). If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings or other comprehensive income/(loss).

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

Securities. At December 31, 2013, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair market value of $140.9 million and an amortized cost of $142.0 million. Total securities had a carrying value of $141.7 million, or 13.4% of total assets. At December 31, 2013, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2013, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. government and federal agency obligations	$—	$—	$—	$—	$5,600	$5,659
U.S. government sponsored mortgage-backed securities	99,257	98,831	49,039	50,770	46,432	47,503
Corporate debt securities	20,519	20,150	14,945	15,161	37,359	37,934

Total securities held-to-maturity	$119,776	$118,981	$63,984	$65,931	$89,391	$91,096

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale securities:

Corporate debt securities	$22,271	$21,921	$22,483	$22,621	$—	$—

Total available-for-sale securities	$22,271	$21,921	$22,483	$22,621	$—	$—

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate
	(Dollars in thousands)

U.S. government sponsored mortgage-backed securities	$19	9.46%	$564	4.55%	$49,865	2.13%	$48,809	2.59%	$99,257	2.59%
Corporate debt securities	3,016	3.26%	19,829	1.28%	19,945	2.48%	—	—	42,790	1.98%

Total	$3,035	3.30%	$20,393	1.37%	$69,810	2.23%	$48,809	2.59%	$142,047	2.25%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2013, we had invested $13.3 million in bank-owned life insurance.

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

Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial, municipal and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. As of December 31, 2013 and 2012, we had a total of $34.6 million and $22.6 million, respectively, of brokered deposits.

At December 31, 2013, we had a total of $127.5 million in certificates of deposit, excluding brokered deposits, of which $70.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2013			December 31, 2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$128,756	19.03%	—%	$91,716	17.33%	—%
Interest-bearing checking accounts	31,121	4.60	0.11	28,718	5.43	0.13
Regular savings accounts	383,316	56.65	0.58	273,148	51.62	0.71
Money market deposits	10,198	1.51	0.08	11,055	2.09	0.14
Certificates of deposit	123,193	18.21	1.57	124,521	23.53	1.71

Total deposits	$676,584	100.00%	0.62%	$529,158	100.00%	0.78%

	For the Fiscal Year Ended
	December 31, 2011
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$40,365	10.24%	—%
Interest-bearing checking accounts	25,225	6.40	0.12
Regular savings accounts	190,339	48.28	0.69
Money market deposits	12,371	3.14	0.23
Certificates of deposit	125,926	31.94	1.81

Total deposits	$394,226	100.00%	0.93%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$115,146	$93,408	$76,466
2.00% to 2.99%	25,493	17,897	27,965
3.00% to 3.99%	5,544	9,964	14,047
4.00% to 4.99%	—	43	367
5.00% to 5.99%	—	—	—

Total	$146,183	$121,312	$118,845

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2013
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$62,643	$9,249	$6,286	$36,968	$115,146	78.77%
2.00% to 2.99%	2,979	6,891	15,573	50	25,493	17.44%
3.00% to 3.99%	4,517	1,027	—	—	5,544	3.79%
4.00% to 4.99%	—	—	—	—	—	0.00%
5.00% to 5.99%	—	—	—	—	—	0.00%

Total	$70,139	$17,167	$21,859	$37,018	$146,183	100.00%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $82.9 million. The following table sets forth the maturity of those certificates as of December 31, 2013.

At
December 31, 2013
(Dollars in thousands)

Three months or less	$10,610
Over three months through six months	12,984
Over six months through one year	7,826
Over one year to three years	35,639
Over three years	15,846

Total	$82,905

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse.

At December 31, 2013, we had access to additional Federal Home Loan Bank advances of up to $178.1 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of period	$142,100	$83,100	$95,600
Average balance during period	$101,385	$82,352	$87,459
Maximum outstanding at any month end	$150,600	$97,600	$97,500
Weighted average interest rate at end of period	0.69%	0.93%	1.42%
Average interest rate during period	0.77%	1.14%	2.05%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of period	$2,127	$3,404	$2,985
Average balance during period	$2,995	$3,444	$3,282
Maximum outstanding at any month end	$3,557	$3,828	$3,990
Weighted average interest rate at end of period	0.15%	0.15%	0.25%
Average interest rate during period	0.15%	0.25%	0.42%

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. As of December 31, 2013 and 2012, the principal balance of these loans sold with recourse amounted to $1,113,000 and $1,156,000, respectively. The agreement related to this sale contains provisions requiring that during the initial 120 months we repurchase any loan that becomes 90 days past due. We are required to repurchase any such past due loan for 100 percent of the unpaid principal plus interest to repurchase date. We have not incurred, and do not expect to incur, any losses related to the loans sold with recourse.

Personnel

At December 31, 2013, the Bank had 117 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Set forth below is a summary of certain material statutory and regulatory requirements that are applicable to Belmont Savings Bank and BSB Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Belmont Savings Bank and BSB Bancorp.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months of that date. The revised capital regulations are effective January 1, 2015.

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

The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act made many other changes in banking regulation. These include authorizing depository institutions, for the first time, to pay interest on business checking accounts, mandating that regulation be issued requiring originators of securitized loans to retain a percentage of the risk for transferred loans and establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds. The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”). Many banking organizations had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs. In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TRUPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TRUPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company. In addition, the Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act. The regulations generally require lenders to make a reasonable, good faith determination as to a potential borrower’s ability to repay a residential mortgage loan. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features and terms deemed to make the loan less risky. The Ability to Repay final rules were effective January 10, 2014.

Many of the provisions of the Dodd-Frank Act were subject to delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. It is therefore difficult to predict at this time what the full impact the new legislation and implementing regulations will have on community banks such as Belmont Savings Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase operating and compliance costs.

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

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “—Federal Regulations—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2013, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged from the current rules).

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other risk-based factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2013, Belmont Savings Bank paid $49,000 in fees related to the FICO.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Belmont Savings Bank’s latest FDIC CRA rating, dated August 10, 2011, was “satisfactory.”

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

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

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank of Boston has paid dividends since then that are considerably less than those paid by the Federal Home Loan Bank of Boston prior to 2009.

Other Regulations

Some interest and other charges collected or contracted for by Belmont Savings Bank are subject to state usury laws and federal laws concerning interest rates. Belmont Savings Bank’s operations are also subject to state and federal laws applicable to credit transactions and other operations, including but not limited to, the:

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

The operations of Belmont Savings Bank also are subject to the:

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

BSB Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the BSB Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

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

BSB Bancorp and Belmont Savings Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of BSB Bancorp or Belmont Savings Bank.

The status of BSB Bancorp as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as BSB Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with BSB Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. BSB Bancorp would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Belmont Savings Bank.

Federal Securities Laws

BSB Bancorp’s common stock is registered with the Securities and Exchange Commission. BSB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Our business strategy, which includes significant asset and liability growth, was adopted and implemented beginning in 2010 and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities and contemplates further growth over the next several years. Specifically, we intend to continue to increase our commercial real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have incurred substantial additional expenses due to the execution of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully execute our strategic plan, results of operations will be negatively affected by these increased costs.

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

During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have three of our branches located within supermarkets and changes in the supermarkets’ business could impact our branch operations within those supermarkets. This strategy of opening new branches may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are considered fixed costs.

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2013, $320.8 million, or 38.1% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one to four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one to four family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2013, our indirect automobile loans totaled $99.8 million, or 11.9% of our total loan portfolio, an increase from $80.3 million, or 12.2% of our total loan portfolio, at December 31, 2012. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

Because of our extensive expertise and focus on prime borrowers, we may continue to increase the amount of indirect automobile loans we originate, while selling more of the originations. However, it is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. These loans may have delinquency or charge-off levels above our estimates, which would adversely affect our future performance. In addition, if our losses on these loans increase, it may become necessary to increase our provision for loan losses, which would also adversely impact our future earnings.

A portion of our one to four family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2013, of the $287.7 million of one to four family residential mortgage loans in our portfolio, $2.0 million, or 0.7% of this amount, were comprised of non-owner occupied properties. There is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit initiative exposes us to a risk of loss due to a decline in property values.

At December 31, 2013, $92.5 million, or 11.0%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

A significant portion of our loans are fixed-rate one to four family residential mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2013 our interest rate risk analysis indicated that our net interest income would decrease by 5.4% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2013, $87.5 million, or 30.4% of our $287.7 million total one to four family residential mortgage loans due after December 31, 2014 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which was one factor contributing to the increase in our interest rate spread between 2008 and 2012 as interest rates decreased. However, at current interest rate levels our ability to continue to lower our interest expense is relatively limited compared to the average yield on our interest-earning assets which may continue to decrease. Our interest rate spread has decreased to 2.69% for the year ended December 31, 2013, compared to 2.91% for the year ended December 31, 2011. The Federal Reserve Board has indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower. Accordingly, our interest rate spread may continue to decrease in the near future, which would adversely affect our net interest income and our profitability.

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

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. Recovery by many businesses has been impaired by lower consumer spending. A discontinuation of the Federal Reserve Board’s bond purchasing program could result in higher interest rates and reduced economic activity. Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Belmont Savings Bank and BSB Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

Because most of our borrowers are located in Eastern Massachusetts, a downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

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

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid since 2010 have been far lower than the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2013, the carrying value of our FHLB of Boston stock, was $7.7 million.

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

We operated from our seven full-service banking offices at December 31, 2013, including our main office and six branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. On January 18, 2014, the branch located at 78 Trapelo Road, Belmont, MA, was closed and all accounts were transferred to the 277 Trapelo Road branch. The net book value of our premises, land and equipment was $3.3 million at December 31, 2013. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased

Full Service Banking Offices:

Main Office 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Cushing Square 78 Trapelo Road Belmont, Massachusetts 02478	1994	Leased(1)

Trapelo Road 277 Trapelo Road Belmont, Massachusetts 02478	1992	Owned

Watertown Square 53 Mount Auburn Street Watertown, Massachusetts 02472	2001	Leased(2)

Shaws Supermarket In-Store Branch 1070 Lexington Street Waltham, Massachusetts 02452	2012	Leased(5)

Shaws Supermarket In-Store Branch 33 Austin Street Newtonville, Massachusetts 02160	2013	Leased(7)

Shaws Supermarket In-Store Branch 699 Mt. Auburn Street Cambridge, Massachusetts 02138	2013	Leased(6)

Administrative Offices

Leonard Street 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Concord Avenue – Suite 3 385 Concord Avenue Belmont, Massachusetts 02478	2010	Leased(3)

Concord Avenue – Suite 203A 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased(3)

Concord Avenue – Suite 205 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased(3)

Fall River 10 N. Main Street Fall River, Massachusetts 02722	2010	Leased(4)

(1)	Lease expires in March 2014.
(2)	Lease expires in March 2017.
(3)	Lease expires in September 2015.
(4)	Lease expires in October 2015.
(5)	Lease expires in April 2022.
(6)	Lease expires in February 2023.
(7)	Lease expires in February 2023.

ITEM 3.	LEGAL PROCEEDINGS

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

	Period Ending
	10/5/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013

BSB Bancorp, Inc.	$100.00	$102.23	$123.67	$118.62	$127.55	$146.36
Russell 2000	100.00	113.01	122.65	131.48	152.34	182.53
SNL Thrift NASDQQ	100.00	108.17	115.99	129.10	146.59	163.69

Holders.

As of March 10, 2014, there were 369 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	853,034	$12.10	71,596
Equity compensation plans not approved by security holders	—	—	—

Total	853,034	$12.10	71,596

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$1,054,619	$838,082	$669,005	$500,246	$504,941
Cash and cash equivalents	38,035	52,712	22,795	20,967	16,395
Investment securities - trading	—	—	—	—	11,455
Investment securities - available-for-sale	21,921	22,621	—	14,274	—
Investment securities - held-to-maturity	119,776	63,984	89,391	93,899	91,704
Loans receivable, net	839,013	654,295	509,964	336,916	351,753
Federal Home Loan Bank stock	7,712	7,627	8,038	8,038	8,038
Bank-owned life insurance	13,325	12,884	12,420	11,954	13,621
Deposits	764,753	607,865	430,654	346,841	312,690
Federal Home Loan Bank advances	142,100	83,100	95,600	92,800	129,700
Securities sold under agreements to repurchase	2,127	3,404	2,985	2,654	3,673
Other borrowed funds	1,113	1,156	1,502	5,199	5,750
Total stockholders’ equity	130,421	133,308	131,506	46,927	43,825

	For the Fiscal Year Ended December 31,				For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009	2009
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$30,972	$26,824	$22,222	$21,188	$5,637	$23,525
Interest expense	4,987	5,133	5,645	7,543	2,312	11,121

Net interest and dividend income	25,985	21,691	16,577	13,645	3,325	12,404
Provision for loan losses	1,498	2,736	2,285	438	152	597

Net interest and dividend income after provision for loan losses	24,487	18,955	14,292	13,207	3,173	11,807
Noninterest income	3,606	4,705	4,507	1,694	1,070	1,187
Noninterest expense	25,091	21,546	18,205	12,854	2,738	10,153

Income before income tax expense	3,002	2,114	594	2,047	1,505	2,841
Income tax expense	1,042	713	295	220	589	1,424

Net income	$1,960	$1,401	$299	$1,827	$916	$1,417

	At or For the Fiscal Years Ended December 31,				At or For the Three Months Ended December 31,	At or For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.21%	0.19%	0.05%	0.36%	0.72%	0.29%
Return on average equity	1.51%	1.06%	0.44%	4.06%	8.28%	3.39%
Interest rate spread (1)	2.69%	2.68%	2.91%	2.73%	2.53%	2.38%
Net interest margin (2)	2.89%	2.97%	3.11%	2.91%	2.76%	2.62%
Efficiency ratio (3)	84.79%	81.62%	86.34%	83.80%	62.34%	74.70%
Noninterest expense to average total assets	2.72%	2.85%	3.24%	2.56%	2.17%	2.06%
Average interest-earning assets to average interest-bearing liabilities	137.32%	139.29%	119.10%	110.93%	111.78%	110.28%
Average equity to average total assets	14.01%	17.47%	12.04%	8.96%	8.75%	8.47%
Asset Quality Ratios:
Non-performing assets to total assets	0.39%	0.52%	0.67%	0.34%	0.38%	0.50%
Non-performing loans to total loans	0.49%	0.55%	0.86%	0.50%	0.54%	0.69%
Allowance for loan losses to non-performing loans	193.39%	177.86%	107.88%	169.24%	129.21%	93.03%
Allowance for loan losses to total loans	0.95%	0.98%	0.93%	0.85%	0.70%	0.64%
Capital Ratios (4):
Total capital to risk-weighted assets	16.30%	24.32%	29.37%	14.76%	13.76%	13.79%
Tier 1 capital to risk-weighted assets	15.35%	23.18%	28.31%	13.61%	13.02%	13.08%
Tier 1 capital to average assets	12.59%	16.02%	20.14%	9.25%	8.73%	8.58%
Other Data:
Number of full service offices	7	5	4	4	4	4
Full time equivalent employees	123	114	96	86	73	75

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds, U.S. government and U.S. government agency debt securities, and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositor’s money market, savings, checking, and certificates of deposit accounts and to a lesser extent Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale securities, and other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums, director compensation and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

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

On October 4, 2011, we completed our initial public offering of common stock in connection with BSB Bancorp, MHC’s mutual-to-stock conversion, selling 8,993,000 shares of common stock at $10.00 per share, including 458,643 shares sold to Belmont Savings Bank’s employee stock ownership plan, and raising approximately $89.9 million of gross proceeds. In addition, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation.

In January of 2012, the Bank contracted with Shaw’s (subsequently acquired by Albertsons) Supermarkets, Inc., a Massachusetts corporation, to create an in-store full service branch located in Waltham, Massachusetts, which opened for business in May of 2012.

On February 27, 2013, the Bank entered into two lease agreements with Shaw’s Supermarkets, Inc., a Massachusetts corporation, to open two in-store full service branches located in Cambridge and Newtonville, Massachusetts. The leases commenced during 2013 and the branches were fully operational at December 31, 2013.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $4.1 million, or 0.39% of total assets, at December 31, 2013, compared to $4.3 million, or 0.52% of total assets, at December 31, 2012, and $4.5 million, or 0.67% of total assets, at December 31, 2011. Total loan delinquencies of 60 days or more as of December 31, 2013 were $2.0 million. Our provision for loan losses was $1.5 million, $2.7 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, we experienced net recoveries of $20,000. For the years ending December 31, 2012 and 2011, we experienced net charge offs of $1.1 million and $398,000, respectively.

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

Securities Valuation and Impairment. Our available-for-sale securities portfolio historically has consisted of corporate bonds, U.S. government and U.S. government agency debt securities, and mortgage-backed securities guaranteed or issued by the U.S. government or a U.S. government-sponsored enterprise. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of U.S. government and U.S. government agency debt securities, mortgage-backed securities and debt securities for which we have the positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If the amortized cost basis of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the probability of a near-term recovery in value and our intent to sell the security and whether it is more likely than not that we will be required to sell the security before full recovery of our investment or maturity. If such a decline is deemed other-than-temporary for equity securities, an impairment charge is recorded through current earnings based upon the estimated fair value of the security at the time of impairment and a new cost basis in the investment is established. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, we will recognize the full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total Assets. Total assets increased $216.5 million to $1.1 billion at December 31, 2013, from $838.1 million at December 31, 2012. The increase was primarily the result of a $184.7 million, or 28.2% increase in net loans and a $55.8 million increase in investments in held-to-maturity securities, partially offset by a $14.7 million decrease in cash and cash equivalents and an $11.2 million decrease in loans held-for-sale.

Loans. Net loans increased by $184.7 million to $839.0 million at December 31, 2013 from $654.3 million at December 31, 2012. The increase in net loans was primarily due to increases of $19.5 million or 24.3% in indirect automobile loans, $54.1 million, or 20.3%, in commercial real estate loans, $25.5 million, or 38.1%, in home equity lines of credit, $85.8 million, or 42.5%, in one to four family residential loans, $5.9 million, or 23.9% in commercial business loans, partially offset by a decrease of $6.2 million, or 38.3%, in construction loans. Our plan to prudently build new commercial and consumer loan businesses is working as solid growth was experienced in each of our strategic business lines.

Investment Securities. Total investment securities increased $55.1 million to $141.7 million at December 31, 2013, from $86.6 million at December 31, 2012. The increase in investment securities resulted from an increase of $55.8 million, or 87.2%, in held-to-maturity securities (U.S. government and agency-sponsored mortgage-backed securities and corporate debt securities) which was partially offset by a decrease of $700,000 in available-for-sale corporate debt securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $14.7 million to $38.0 million at December 31, 2013, from $52.7 million at December 31, 2012.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2013, our investment in bank-owned life insurance was $13.3 million, an increase of $441,000 from $12.9 million at December 31, 2012, reflecting an increase in cash surrender value.

Deposits. Deposits increased $156.9 million, or 25.8%, to $764.8 million at December 31, 2013 from $607.9 million at December 31, 2012. The increase in deposits was primarily due to a $119.4 million, or 37.7% increase in regular savings accounts, a $24.9 million or 20.5%, increase in certificates of deposit accounts, and a $13.0 million or 10.2%, increase in demand deposit accounts. This strong growth was due to the impact of our business banking programs focused on deposit driven businesses as well as the effective cross selling of deposit relationships of new and existing borrowers by our commercial real estate lenders. In addition, this performance reflects the expanding customer base of our two new branches in Newton and Combridge. There was significant growth of 27.1% in our core deposit accounts, which we consider to include all deposits other than CD’s and brokered CD’s, which indicates that core banking relationships continue to grow.

Borrowings. At December 31, 2013, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings increased $57.7 million, or 65.8%, to $145.3 million at December 31, 2013, from $87.7 million at December 31, 2012. Advances from the Federal Home Loan Bank of Boston increased $59.0 million to $142.1 million at December 31, 2013, from $83.1 million at December 31, 2012. Securities sold under agreements to repurchase decreased $1.3 million to $2.1 million at December 31, 2013, from $3.4 million at December 31, 2012. Other borrowed funds decreased $43,000 to $1.1 million at December 31, 2013, from $1.2 million at December 31, 2012.

Stockholders’ Equity. Total equity capital decreased $2.9 million to $130.4 million at December 31, 2013, from $133.3 million at December 31, 2012. This decrease is primarily the result of the Stock Repurchase Program that was adopted on December 12, 2012. During the twelve months ended December 31, 2013, the Company purchased 476,622 shares of its common stock for $6.5 million and completed the Stock Repurchase Program. This was partially offset by earnings of $2.0 million and a $1.6 million positive effect on additional paid-in capital related to stock based compensation.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income increased $559,000, or 39.9%, to $2.0 million for the year ended December 31, 2013, from $1.4 million for the year ended December 31, 2012. The increase was primarily due to a $4.3 million increase in net interest and dividend income and a decrease of $1.2 million in the provision for loan losses, partially offset by a $3.5 million increase in noninterest expense and a $1.1 million decrease in noninterest income.

Net Interest and Dividend Income. Net interest and dividend income increased by $4.3 million to $26.0 million for the year ended December 31, 2013, from $21.7 million for the year ended December 31, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $35.7 million, or 17.1%, to $243.8 million for the year ended December 31, 2013 from $208.2 million for the year ended December 31, 2012.

Our net interest margin decreased 8 basis points to 2.89% for the year ended December 31, 2013, compared to 2.97% for the year ended December 31, 2012, and our net interest rate spread increased 1 basis points to 2.69% for the year ended December 31, 2013, compared to 2.68% for the year ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income increased $4.1 million, or 15.5%, to $31.0 million for the year ended December 31, 2013, from $26.8 million for the year ended December 31, 2012. The increase in interest and dividend income was primarily due to a $3.8 million increase in interest income on loans and a $331,000 increase in interest income on debt securities. The increase in interest income on loans resulted from a $146.2 million increase in the average balance of loans, partially offset by a 27 basis point decrease in the average yield on loans to 3.77% from 4.04%, primarily due to lower market interest rates during 2013. The increase in interest and dividend income on securities was primarily due to a $22.1 million increase in the average balance of securities to $103.9, partially offset by a 24 basis point decrease in the average yield on investment securities to 2.36% from 2.60%.

Interest Expense. Interest expense decreased $146,000 million, or 2.8%, to $5.0 million for the year ended December 31, 2013, from $5.1 million for the year ended December 31, 2012. The decrease resulted from a 22 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $128.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $90,000 to $4.2 million for the year ended December 31, 2013, from $4.1 million for the year ended December 31, 2012. This increase was primarily due to an increase of $110.2 million in the average balance of interest bearing deposits to $547.8 million from $437.6 million at December 31, 2013 and 2012, respectively. The increase in average balance was partially offset by a 17 basis point decrease in the average cost of interest-bearing deposits, from 0.94% for the year ended December 31, 2012 to 0.77% for the year ended December 31, 2013. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2013, reflecting our ability to attract low cost deposits and an improved product mix compared to the prior period.

Interest expense on Federal Home Loan Bank advances decreased $223,000 to $735,000 for the year ended December 31, 2013, from $958,000 for the year ended December 31, 2012. This decrease was primarily due to a 44 basis point decrease in the average cost of such advances to 0.72% for the year ended December 31, 2013, from 1.16% for the year ended December 31, 2012, partially offset by an increase of $19.0 million in the average balance of Federal Home Loan Bank advances to $101.4 million for the year ended December 31, 2013, from $82.4 million for the year ended December 31, 2012.

Provision for Loan Losses. We recorded a provision for loan losses of $1.5 million for the year ended December 31, 2013, compared to a provision for loan losses of $2.7 million for the year ended December 31, 2012. The decrease in the provision was driven by a reduction in net charge offs of $1.1 million from $1.1 million during the year ended December 31, 2012 to net recoveries of $20,000 during the year ended December 31, 2013. The allowance for loan losses was $8.0 million, or 0.95% of total loans, at December 31, 2013, compared to $6.4 million, or 0.98% of total loans, at December 31, 2012.

Noninterest Income. Noninterest income decreased $1.1 million to $3.6 million for the year ended December 31, 2013, from $4.7 million for the year ended December 31, 2012. This decrease was primarily the result of a decrease in net gains on sales of loans of $1.5 million, partially offset by a $283,000 increase in loan servicing fee income and a $108,000 increase in customer service fees.

Noninterest Expense. Noninterest expense increased $3.5 million to $25.1 million for the year ended December 31, 2013, from $21.5 million for the year ended December 31, 2012. This increase was largely the result of increases in salaries and employee benefits of $1.9 million. This increase in salaries and employee benefits was driven by an increase in stock compensation expense of $1.1 million related to the 2012 Equity Incentive Plan as well as new staff added to execute the Company’s commercial and consumer business strategies. There were also increases in infrastructure costs related to increased business volume, expansion of our branch network and director equity based incentive compensation.

Income Tax Expense. We recorded a provision for income taxes of $1.0 million for the year ended December 31, 2013, compared to a provision for income taxes of $713,000 for the year ended December 31, 2012, reflecting effective tax rates of 34.7% and 33.7%, respectively. The increase in the effective tax rate for 2013 was primarily due to the effect of the share based compensation, state tax as a portion of total earnings, and reduced impact of bank owned life insurance. These items were partially offset by the change in the valuation allowance established in 2011 for our charitable contribution carryover, which was 39.3% of pre-tax income in 2011.

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

	For the Year Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$753,581	$28,407	3.77%	$607,424	$24,568	4.04%	$419,289	$19,525	4.66%
Securities	103,854	2,455	2.36%	81,727	2,124	2.60%	89,452	2,618	2.93%
Other	39,748	82	0.21%	43,861	85	0.19%	23,550	55	0.23%

Total interest-earning assets (4)	897,183	30,944	3.45%	733,012	26,777	3.65%	532,291	22,198	4.17%
Non-interest-earning assets	26,790			24,105			29,454

Total assets	$923,973			$757,117			$561,745

Interest-bearing liabilities:
Regular savings accounts	383,316	2,233	0.58%	273,284	1,949	0.71%	190,339	1,314	0.69%
Checking accounts	31,121	36	0.11%	28,718	36	0.13%	25,225	31	0.12%
Money market accounts	10,198	8	0.08%	11,055	16	0.14%	12,371	29	0.23%
Certificates of deposit	123,193	1,938	1.57%	124,521	2,124	1.71%	125,926	2,282	1.81%

Total interest-bearing deposits	547,828	4,215	0.77%	437,578	4,125	0.94%	353,861	3,656	1.03%
Federal Home Loan Bank advances	101,385	735	0.72%	82,352	958	1.16%	87,459	1,892	2.16%
Securities sold under agreements to repurchase	2,995	4	0.15%	3,444	8	0.23%	3,282	16	0.49%
Other borrowed funds	1,136	33	2.92%	1,450	42	2.90%	2,338	81	3.46%

Total interest-bearing liabilities	653,344	4,987	0.76%	524,824	5,133	0.98%	446,940	5,645	1.26%

Non-interest-bearing liabilities	141,182			100,729			47,159

Total liabilities	794,526			625,553			494,099
Equity	129,447			131,564			67,646

Total liabilities and equity	$923,973			$757,117			$561,745

Net interest income		$25,957			$21,644			$16,553

Net interest rate spread (1)			2.69%			2.68%			2.91%
Net interest-earning assets (2)	$243,839			$208,188			$85,351

Net interest margin (3)			2.89%			2.97%			3.11%
Average interest-earning assets to interest-bearing liabilities	137.32%			139.67%			119.10%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning asset
(4)	Totals do not include FHLB stock dividends of approximately $28,000, $47,000 and $24,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Fiscal Years Ended December 31, 2013 vs. 2012			Fiscal Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$5,599	$(1,760)	$3,839	$7,132	$(2,089)	$5,043
Securities	537	(206)	331	(215)	(279)	(494)
Other	(9)	6	(3)	36	(6)	30

Total interest-earning assets	$6,127	$(1,960)	$4,167	$6,953	$(2,374)	$4,579

Interest-bearing liabilities:
Regular savings accounts	$686	$(402)	$284	$590	$45	$635
Checking accounts	3	(3)	—	4	1	5
Money market accounts	(1)	(7)	(8)	(3)	(11)	(14)
Certificates of deposit	(23)	(163)	(186)	(25)	(132)	(157)

Total interest-bearing deposits	665	(575)	90	566	(97)	469
Federal Home Loan Bank advances	190	(413)	(223)	(105)	(829)	(934)
Securities sold under agreements to repurchase	(1)	(3)	(4)	1	(9)	(8)
Other borrowed funds	(9)	—	(9)	(27)	(12)	(39)

Total interest-bearing liabilities	845	(991)	(146)	435	(947)	(512)

Change in net interest and dividend income	$5,282	$(969)	$4,313	$6,518	$(1,427)	$5,091

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

Net Interest Income Analysis

We analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning December 31, 2013 resulting from potential changes in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)

Shock +300	–16.2%

+200	–5.4%

–100	0.1%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 5.4% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.1% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of the Bank’s assets and predicted changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2013 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 17.4% decrease in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 2.8% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2013, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $38.0 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2013, we had $48.9 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $132.8 million in unused lines of credit to borrowers and $14.1 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2013 totaled $70.1 million, or 9.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2013.

Our primary investing activity is originating loans. During the years ended December 31, 2013 and 2012, we originated $507.1 million and $415.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $156.9 million and $177.2 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the level of brokered time deposits were $18.7 million and $13.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2013, we had $142.1 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $178.1 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2013.

	December 31, 2013
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$89,000	$21,100	$32,000	$—	$142,100
Other borrowed funds	—	—	1,113	—	1,113
Securities sold under agreements to repurchase	2,127	—	—	—	2,127
Certificates of deposit	70,139	39,026	37,018	—	146,183
Operating leases	436	589	259	504	1,788

Total contractual obligations	$161,702	$60,715	$70,390	$504	$293,311

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-1992 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Shatswell, MacLeod & Company, P.C, the Company’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BSB Bancorp, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 14, 2014

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited BSB Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BSB Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on BSB Bancorp, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BSB Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013 and our report dated March 14, 2014, expressed on unqualified opinion thereon.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 14, 2013

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$2,196	$1,433
Interest-bearing deposits in other banks	35,839	51,279

Cash and cash equivalents	38,035	52,712
Interest-bearing time deposits with other banks	119	119
Investments in available-for-sale securities	21,921	22,621
Investments in held-to-maturity securities (fair value of $118,981 as of December 31, 2013 and $65,931 as of December 31, 2012)	119,776	63,984
Federal Home Loan Bank stock, at cost	7,712	7,627
Loans held-for-sale	—	11,205
Loans, net of allowance for loan losses of $7,958 as of December 31, 2013 and $6,440 as of December 31, 2012	839,013	654,295
Premises and equipment, net	3,327	2,902
Accrued interest receivable	2,241	2,217
Deferred tax asset, net	5,146	4,025
Income taxes receivable	—	806
Bank-owned life insurance	13,325	12,884
Other real estate owned	—	661
Other assets	4,004	2,024

Total assets	$1,054,619	$838,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$139,733	$126,760
Interest-bearing	625,020	481,105

Total deposits	764,753	607,865
Federal Home Loan Bank advances	142,100	83,100
Securities sold under agreements to repurchase	2,127	3,404
Other borrowed funds	1,113	1,156
Accrued interest payable	683	455
Deferred compensation liability	5,137	4,685
Income taxes payable	178	—
Other liabilities	8,107	4,109

Total liabilities	924,198	704,774

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,055,808 and 9,532,430 shares issued and outstanding at December 31, 2013 and 2012, respectively	91	95
Additional paid-in capital	85,449	90,188
Retained earnings	49,312	47,352
Accumulated other comprehensive (loss) income	(188)	68
Unearned compensation - ESOP	(4,243)	(4,395)

Total stockholders’ equity	130,421	133,308

Total liabilities and stockholders’ equity	$1,054,619	$838,082

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$28,407	$24,568	$19,525
Interest on debt securities:
Taxable	2,455	2,124	2,536
Dividends	28	47	115
Other interest income	82	85	46

Total interest and dividend income	30,972	26,824	22,222

Interest expense:
Interest on deposits	4,215	4,125	3,656
Interest on Federal Home Loan Bank advances	735	958	1,892
Interest on securities sold under agreements to repurchase	4	8	16
Interest on other borrowed funds	33	42	81

Total interest expense	4,987	5,133	5,645

Net interest and dividend income	25,985	21,691	16,577
Provision for loan losses	1,498	2,736	2,285

Net interest and dividend income after provision for loan losses	24,487	18,955	14,292

Noninterest income:
Customer service fees	938	830	637
Income from bank-owned life insurance	435	439	435
Net gain on sales of loans	1,024	2,520	462
Net gain on sales and calls of securities	34	59	2,790
Loan servicing fee income	750	467	142
Other income	425	390	41

Total noninterest income	3,606	4,705	4,507

Noninterest expense:
Salaries and employee benefits	15,207	13,305	10,137
Director compensation	889	529	354
Occupancy expense	951	801	752
Equipment expense	650	450	350
Deposit insurance	575	500	456
Data processing	2,777	2,113	1,225
Professional fees	929	1,036	818
Marketing	999	928	930
Contribution to Belmont Savings Bank Foundation	—	—	1,999
Other expense	2,114	1,884	1,184

Total noninterest expense	25,091	21,546	18,205

Income before income tax expense	3,002	2,114	594
Income tax expense	1,042	713	295

Net income	$1,960	$1,401	$299

Net income available to common stockholders	$1,881	$1,396	$299

Earnings per share
Basic	$0.22	$0.16	N/A
Diluted	$0.22	$0.16	N/A

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$1,960	$1,401	$299
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	(454)	138	667
Reclassification adjustment for net (gains) included in net income	(34)	—	(2,787)

Total securities available for sale	(488)	138	(2,120)

Defined benefit post-retirement benefit plan:
Change in net actuarial gain/loss	72	(28)	(11)

Total defined benefit post-retirement benefit plan	72	(28)	(11)

Other comprehensive (loss) income , before tax	(416)	110	(2,131)
Income tax benefit (expense)	160	(37)	851

Other comprehensive (loss) income, net of tax	(256)	73	(1,280)

Comprehensive income (loss)	$1,704	$1,474	$(981)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012 AND 2011

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2010	—	$—	$—	$45,652	$1,275	$—	$46,927
Net income	—	—	—	299	—	—	299
Other comprehensive loss	—	—	—	—	(1,280)	—	(1,280)
Issuance of common stock for initial public offering, net of expenses of $1,622	8,993,000	90	88,218	—	—	—	88,308
Issuance of common stock to the Belmont Savings Bank Foundation	179,860	2	1,797	—	—	—	1,799
Stock purchased by the ESOP	—	—	—	—	—	(4,586)	(4,586)
Release of ESOP stock	—	—	1	—	—	38	39

Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	1,401	—	—	1,401
Other comprehensive income	—	—	—	—	73	—	73
Release of ESOP stock	—	—	32	—	—	153	185
Stock based compensation-restricted stock awards	—	—	74	—	—	—	74
Stock based compensation-stock options	—	—	69	—	—	—	69
Restricted stock awards granted	359,570	3	(3)	—	—	—	—

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308

Net income	—	—	—	1,960	—	—	1,960
Other comprehensive loss	—	—	—	—	(256)	—	(256)
Release of ESOP stock	—	—	57	—	—	152	209
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	778	—	—	—	778
Tax benefit from stock compensation	—	—	31				31
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,960	$1,401	$299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	608	965	1,101
Net gain on sales and calls of securities	(34)	(59)	(2,790)
Gain on sales of loans, net	(1,024)	(2,520)	(462)
Loans originated for sale	(87,892)	(161,794)	(50,377)
Proceeds from sales of loans	98,773	197,341	38,737
Provision for loan losses	1,498	2,736	2,285
Change in unamortized mortgage premium	(883)	(198)	(420)
Change in net deferred loan costs	(758)	(236)	(1,961)
ESOP expense	209	185	39
Depreciation and amortization expense	716	517	447
Impairment of fixed assets	41	—	—
Deferred income tax (benefit) expense	(961)	253	(551)
Increase in bank-owned life insurance	(435)	(439)	(435)
Gain on sale of other real estate owned	(5)	—	—
Stock based compensation expense	1,647	143	—
Excess tax benefit from stock-based compensation	(31)
Issuance of common stock to Belmont Savings Bank Foundation	—	—	1,799
Net change in:
Accrued interest receivable	(24)	(32)	(64)
Other assets	(1,730)	(123)	523
Income taxes receivable	806	(806)	908
Income taxes payable	209	(121)	121
Accrued interest payable	228	278	(46)
Deferred compensation liability	452	512	233
Other liabilities	3,875	1,378	451

Net cash provided by (used in) operating activities	17,245	39,381	(10,163)

	Years Ended December 31,
	2013	2012	2011
Cash flows from investing activities:
Purchases of available-for-sale securities	(17,833)	(22,587)	(709)
Proceeds from sales of available-for-sale securities	17,985	—	15,650
Proceeds from maturities, payments, and calls of held-to-maturity securities	25,585	38,350	43,059
Purchases of held-to-maturity securities	(81,891)	(13,745)	(39,650)
Purchases of community loan fund investments	(250)
Redemption of Federal Home Loan Bank stock	496	411	—
Purchases of Federal Home Loan Bank stock	(581)
Recoveries of loans previously charged off	155	197	12
Loan originations and principal collections, net	(54,098)	(75,311)	(125,874)
Purchases of loans	(129,284)	(99,972)	(47,090)
Payoff of first mortgage on OREO	—	(563)
Capital expenditures	(1,182)	(1,419)	(508)
Capital expenditures on other real estate owned	(79)
Premiums paid on bank-owned life insurance	(6)	(25)	(31)
Proceeds from sales of other real estate	745

Net cash (used in) investing activities	(240,238)	(174,664)	(155,141)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	132,017	174,744	88,482
Net increase (decrease) in time deposits	24,871	2,467	(4,669)
Proceeds from Federal Home Loan Bank advances	17,000	15,000	46,100
Principal payments on Federal Home Loan Bank advances	(23,000)	(29,500)	(53,300)
Net change in short-term advances	65,000	2,000	10,000
Net (decrease) increase in securities sold under agreement to repurchase	(1,277)	419	331
Repayment of principal on other borrowed funds	(43)	(346)	(3,697)
Net proceeds from issuance of common stock	—	—	88,308
Acquisition of common stock by ESOP	—	—	(4,586)
Net increase in mortgagors’ escrow accounts	195	416	163
Payments to repurchase stock	(6,478)	—	—
Excess tax benefit from stock-based compensation	31	—	—

Net cash provided by financing activities	208,316	165,200	167,132

Net (decrease) increase in cash and cash equivalents	(14,677)	29,917	1,828
Cash and cash equivalents at beginning of period	52,712	22,795	20,967

Cash and cash equivalents at end of period	$38,035	$52,712	$22,795

	Years Ended December 31,
	2013	2012	2011

Supplemental disclosures:
Interest paid	$4,759	$4,855	$5,691
Income taxes paid (received)	988	1,387	(183)
Transfer of available-for-sale securities to other assets	—	—	1
Transfer of loans receivable to loans held for sale	—	28,355
Transfer of loans to other real estate owned	—	98	—
Transfer of loans held for sale to loans receivable	1,347	—	—

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and interest-bearing deposits in other banks.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2013, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013 or 2012.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDR’s and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral dependent and impairment is measured through the collateral method. Beginning in 2011, all loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. Prior to 2011, all loans on non-accrual status, with the exception of homogeneous residential loans, indirect auto and consumer loans, were considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2013 and 2012, the reserve for unfunded loan commitments was $114,000 and $72,000, respectively. The related provision for off balance sheet credit losses is included in non-interest expense in the statement of operations.

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

Other Real Estate Owned and Other Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure or when control is established, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in other noninterest expense.

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

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU enhances current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Companys consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s results of operations or financial position.

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

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1. For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2. For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-02, “Intangibles-Goodwill and Other (Topic 350): Accounting for Goodwill.” The amendments in this ASU apply to all entities except for public business entities and not-for-profit entities as defined in the Master Glossary of the Accounting Standards Codification and employee benefit plans within the scope of Topics 960 through 965 on plan accounting. An entity within the scope of the amendments that elects to apply the accounting alternative in this ASU is subject to all of the related subsequent measurement, derecognition, other presentation matters, and disclosure requirements within the accounting alternative. The amendments in this ASU allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this ASU should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company is reviewing this ASU to determine if there will be a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2013 and 2012 includes $8,816,000 and $8,029,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

NOTE 3 – SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated. Gross unrealized holding gains and losses on available for sale securities are included in other comprehensive income.

	December 31, 2013				December 31, 2012
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Available for sale securities:
Corporate debt securities	$22,271	$75	$(425)	$21,921	$22,483	$188	$(50)	$22,621

	$22,271	$75	$(425)	$21,921	$22,483	$188	$(50)	$22,621

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	$99,257	$572	$(998)	$98,831	$49,039	$1,731	$—	$50,770
Corporate debt securities	20,519	120	(489)	20,150	14,945	216	—	15,161

	$119,776	$692	$(1,487)	$118,981	$63,984	$1,947	$—	$65,931

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2013 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value

Due in one year or less	$—	$—	$3,035	$3,065
Due from one year to five years	12,825	12,899	7,568	7,692
Due from five years to ten years	9,446	9,022	60,364	59,805
Due after ten years	—	—	48,809	48,419

At December 31, 2013 and 2012, securities with a carrying value of $4,832,000 and $4,565,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $48,133,000 and $17,151,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2013 and 2012, respectively, and securities with a carrying value of $3,016,000 and $10,146,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2013 and 2012, respectively.

Information relating to sales of securities available-for-sale during the years ending December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011

Proceeds from sales	$17,985	$—	$15,650
Gross realized gains	64	—	2,843
Gross realized losses	(30)	—	(56)
Tax expense of securities gains/losses	14	—	1,122

In addition to the securities listed above, the Company holds securities in Rabbi Trust investments that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments were included in other assets and consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and are classified as trading securities and recorded at fair value. The fair value of these Rabbi Trust investments at December 31, 2013 and December 31, 2012 were $2.2 million and $0, respectively. For the year ended December 31, 2013, the net gain on Rabbi Trust investments still held at the reporting date was $81,000. The Company did not hold these assets during 2012. Refer to Note 15 – Employee Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

December 31, 2013:
Available-for-sale
Corporate debt securities	$4,970	$(30)	$4,052	$(395)
Held-to-maturity
Corporate debt securities	10,010	(489)	—	—
U.S. government sponsored mortgage backed securities	59,073	(998)	6	—

Total temporarily impaired securities	$74,053	$(1,517)	$4,058	$(395)

December 31, 2012:
Available-for-sale
Corporate debt securities	$5,580	$(50)	$—	$—

Total temporarily impaired securities	$5,580	$(50)	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2013, thirty two debt securities had unrealized losses with aggregate depreciation of 2.4% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

NOTE 4 – LOANS

A summary of the balances of loans follows:

	December 31,
	2013	2012

Mortgage loans on real estate:
Residential one-to-four family	$287,652	$201,845
Commercial real estate loans	320,807	266,669
Home equity loans	92,461	66,939
Construction loans	9,965	16,139

Total real estate loans	710,885	551,592

Other loans:
Commercial loans	30,691	24,779
Indirect auto loans	99,798	80,312
Consumer loans	558	654

	131,047	105,745

Total loans	841,932	657,337

Net deferred loan costs	3,535	2,777
Net unamortized mortgage premiums	1,504	621
Allowance for loan losses	(7,958)	(6,440)

Total loans, net	$839,013	$654,295

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2013 and 2012. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,412	$709	$—	$68	$2,189
Commercial real estate	3,039	582	—	—	3,621
Construction	198	(64)	—	—	134
Commercial	470	(51)	—	—	419
Home equity	466	235	(20)	—	681
Indirect auto	772	(30)	(62)	69	749
Consumer	19	42	(53)	18	26
Unallocated	64	75	—	—	139

Total	$6,440	$1,498	$(135)	$155	$7,958

	Year Ended December 31, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$986	$608	$(225)	$43	$1,412
Commercial real estate	1,969	1,070	—	—	3,039
Construction	188	10	—	—	198
Commercial	321	149	—	—	470
Home equity	632	453	(715)	96	466
Indirect auto	664	343	(281)	46	772
Consumer	16	39	(48)	12	19
Unallocated	—	64	—	—	64

Total	$4,776	$2,736	$(1,269)	$197	$6,440

	Year Ended December 31, 2011
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,057	$139	$(210)	$—	$986
Commercial real estate	1,136	833	—	—	1,969
Construction	140	48	—	—	188
Commercial	261	121	(61)	—	321
Home equity	236	479	(83)	—	632
Indirect auto	38	645	(23)	4	664
Consumer	21	20	(33)	8	16
Unallocated	—	—	—	—	—

Total	$2,889	$2,285	$(410)	$12	$4,776

	Year Ended December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

	Year Ended December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance

Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	264,310	3,039	266,669	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	24,779	470	24,779	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,302	$6,001	$657,337	$6,440

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013 and 2012:

	Impaired loans with a related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Consumer	1	1	—

Totals	$4,545	$4,744	$—

	Impaired loans with a related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$2,383	$2,383	$439
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$2,383	$2,383	$439

	Impaired loans with no related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$4,774	$4,858	$—
Commercial real estate	2,359	2,359	—
Construction	—	—	—
Commercial	—	—	—
Home equity	519	699	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$7,652	$7,916	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$2,566	$10	$1,325	$11	$403	$21
Commercial real estate	1,824	59	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	3	—
Home equity	—	—	432	3	514	8
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,390	$69	$1,757	$14	$920	$29

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$5,460	$130	$3,006	$76	$1,685	$53
Commercial real estate	2,258	118	889	32	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	35	4	56	7
Home equity	462	17	410	13	374	12
Indirect auto	3	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$8,183	$265	$4,340	$125	$2,115	$72

At December 31, 2013, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2013 and 2012:

	December 31, 2013
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Consumer	—	—	1	1	—	1

	$1,546	$—	$1,966	$3,512	$—	$4,115

	December 31, 2012
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

	$616	$27	$2,479	$3,122	$—	$3,621

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

The following table presents the Company’s loans by risk rating at December 31, 2013 and 2012. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,123	$4,613	$279,916	$287,652
Commercial real estate	307,093	4,277	9,437	—	320,807
Construction	9,965	—	—	—	9,965
Commercial	30,643	48	—	—	30,691
Home equity	—	200	999	91,262	92,461
Indirect auto	—	—	—	99,798	99,798
Consumer	—	9	4	545	558

Total	$347,701	$7,657	$15,053	$471,521	$841,932

	December 31, 2012
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,880	$5,205	$192,760	$201,845
Commercial real estate	253,021	8,080	5,568	—	266,669
Construction	16,139	—	—	—	16,139
Commercial	24,737	17	25	—	24,779
Home equity	—	200	319	66,420	66,939
Indirect auto	—	—	—	80,312	80,312
Consumer	—	—	—	654	654

Total	$293,897	$12,177	$11,117	$340,146	$657,337

(A)	Residential real estate, home equity, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market for loans with similar risk characteristics. During the year ended December 31, 2013, five loans were modified and determined to be troubled debt restructurings (two of which had previously been restructured and determined to be troubled debt restructurings). During the year ended December 31, 2012, eight loans were modified and determined to be troubled debt restructurings. At December 31, 2013, the Company had $9.3 million of troubled debt restructurings related to ten loans, which were modified in 2010, 2012 and 2013.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	December 31, 2013	December 31, 2012
TDRs on Accrual Status	$7,366	$6,437
TDRs on Nonaccrual Status	1,900	946

Total TDRs	$9,266	$7,383

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$543	$86

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the periods indicated and the outstanding recorded investment subsequent to the modifications occurring:

		Year ended December 31, 2013
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	1	$347	$378
Commercial real estate	4	4,732	4,128

	5	$5,079	$4,506

		Year ended December 31, 2012
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	4	$4,291	$4,307
Commercial real estate	3	2,369	2,369
Home equity	1	200	200

	8	$6,860	$6,876

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2013	December 31, 2012

Extended maturity	$1,370	$2,369
Adjusted interest rate	3,136	221
Interest only period	—	4,286

Total	$4,506	$6,876

There were no TDRs entered into during 2013 which have subsequently defaulted during 2013. There was one residential one to four family loan with a carrying amount of $1.7 million and one home equity line of credit with a carrying amount of $200,000 that were both modified and determined to be TDR’s in 2012 that subsequently defaulted in 2013.

At December 31, 2013 and 2012, $415.9 million and $103.8 million in loans were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company releases the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2013, 2012 and 2011 were $34.2 million, $97.7 million and $18.5 million, respectively with gains recognized in non-interest income of $798,000, $1,731,000 and $205,000, respectively. Auto loans sold for cash during the years ended December 31, 2013, 2012 and 2011 were $63.6 million, $99.7 million and $31.9 million, respectively with gains recognized in non-interest income of $226,000, $789,000 and $257,000, respectively. At

December 31, 2013 and 2012, residential mortgage loans previously sold and serviced by the Company were $61.2 million and $76.6, respectively. At December 31, 2013 and 2012, auto loans previously sold and serviced by the Company were $124.8 million and $104.3 million, respectively. There were no liabilities incurred during the years ended December 31, 2013 and 2012 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of December 31, 2013 and 2012, the principal balance of these loans sold with recourse amounted to $1.1 million and $1.2 million, respectively. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2013	2012	2011

Balance at beginning of period	$353	$—	$6
Capitalization	202	421	—
Amortization	(101)	(32)	(6)
Impairment	(43)	(36)	—

Balance at end of period	$411	$353	$—

During the years ended December 31, 2013 and 2012, the Company recorded a provision for impairment of $43,000 and $36,000, respectively, for the mortgage servicing rights. There was no valuation allowance at December 31, 2011 and no additions or writedowns in the valuation allowance during the years ended December 31, 2011. As of December 31, 2013, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,
	2013	2012

Land	$161	$161
Buildings	3,331	3,286
Leasehold improvements	2,152	1,426
Furniture and equipment	5,925	5,555

	11,569	10,428
Accumulated depreciation	(8,242)	(7,526)

	$3,327	$2,902

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $716,000, $517,000 and $447,000, respectively. During the year ended December 31, 2013, we purchased a new telephone system and determined that certain assets related to our previous system had no future economic benefit to the Company and recorded an impairment charge of $41,000 within equipment expense on the consolidated statement of operations.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $82.9 million and $66.0 million, respectively.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$70,139
2015	17,167
2016	21,859
2017	16,418
2018	20,600

$146,183

Included in time deposits greater than $100,000 or more are brokered deposits of $18.7 million at December 31, 2013 and $13.3 million at December 31, 2012. Brokered deposits of $18.7 million are also included in the maturities of time deposits at December 31, 2013.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

FHLB advances with an original maturity of less than one year, amounted to $80.0 million and $15.0 million at December 31, 2013 and 2012, respectively, at a weighted average rate of 0.17% and 0.20% respectively. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, commercial loans and U.S. government sponsored mortgage backed securities in an aggregate amount equal to outstanding advances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $2.1 million and $3.4 million at December 31, 2013 and 2012, respectively, mature on a daily basis and are secured by U.S. government agency mortgage backed securities. The weighted average interest rate on these agreements was 0.15% and 0.15% at December 31, 2013 and 2012, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2013 and 2012 consists of the following FHLB advances:

	Amount		Weighted Average Rate
	2013	2012	2013	2012

Fixed rate advances maturing:
2013	$—	$23,000	—%	1.02%
2014	9,000	9,000	1.26	1.26
2015	14,100	14,100	1.17	1.17
2016	7,000	7,000	1.39	1.39
2017	15,000	15,000	0.9	0.90
2018	17,000	—	1.93	—

	$62,100	$68,100	1.35	1.09

Other borrowed funds consist of the balance of loans sold with recourse (see Note 5).

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012	2011

Current tax provision:
Federal	$1,615	$401	$545
State	388	59	301

	2,003	460	846

Deferred tax provision (benefit):
Federal	(606)	195	(445)
State	(175)	58	(339)

	(781)	253	(784)

Change in valuation allowance	(180)	—	233

Total provision for income taxes	$1,042	$713	$295

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013	2012	2011

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.8	3.7	(4.2)
Bank-owned life insurance	(4.1)	(5.8)	(20.5)
Dividends received deduction	—	—	(3.6)
Change in valuation allowance	(6.0)	—	39.3
Share based compensation	5.6	1.3	—
Other, net	0.4	0.5	4.7

Effective tax rates	34.7%%	33.7%	49.7%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2013	2012

Deferred tax assets:
Employee benefit and deferred compensation plans	$2,766	$2,415
Allowance for loan losses	3,224	2,601
Depreciation	—	—
Accrued rent	11	10
Interest on non-performing loans	8	21
Stock options	144	9
Charitable contribution carryover	502	746
Unrealized loss on securities available for sale	140	—
Unrecognized retirement benefit	—	13
ESOP	53	30

Gross deferred tax assets	6,848	5,845

Valuation allowance	(53)	(233)

	6,795	5,612

Deferred tax liabilities:
Mortgage servicing rights	(164)	(141)
Deferred loan origination costs	(624)	(446)
Net unrealized gain on securities available for sale	—	(47)
Restricted stock awards	(651)	(822)
Depreciation	(110)	(70)
Unrecognized retirement benefit	(14)
Other	(86)	(61)

	(1,649)	(1,587)

Net deferred tax asset	$5,146	$4,025

A valuation reserve has been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,
	2013	2012	2011

Balance at beginning of year	$(233)	$(233)	$—
Reserve for charitable contribution carryforward	—	—	(233)
Reduction in valuation allowance	180	—	—

	$(53)	$(233)	$(233)

The Company does not have any uncertain tax positions at December 31, 2013 or 2012 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2013, 2012 and 2011.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2010 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2013 and 2012 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2013	2012
Commitments to grant loans	$27,588	$21,517
Unfunded commitments under lines of credit	132,825	88,160
Unadvanced portion of construction loans	14,066	17,102
Standby letters of credit	80	100
Commitments to purchase loans	15,383	—

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

Commitments to purchase loans are conditional commitments issued by the Company to purchase loans through select correspondent mortgage companies who originate and sell loans as part of their operations. Typically the commitment to purchase is valid as long as there is no violation of any condition established in the correspondent contract. Commitments generally have fixed expiration dates or other termination clauses and generally do not require payment of a fee.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2013, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2014	$436
2015	368
2016	221
2017	141
2018	118
Thereafter	504

$1,788

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $353,000, $291,000 and $232,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the following table.

					Minimum To Be Well
					Capitalized Under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$138,146	16.30%	$67,806	8.0%	N/A	N/A
Belmont Savings Bank	117,849	13.91%	67,782	8.0%	$84,728	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$130,074	15.35%	$33,903	4.0%	N/A	N/A
Belmont Savings Bank	109,777	12.96%	33,891	4.0%	$50,837	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$130,074	12.59%	$41,323	4.0%	N/A	N/A
Belmont Savings Bank	109,777	10.62%	41,334	4.0%	$51,668	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Consolidated	$139,287	24.32%	$45,826	8.0%	N/A	N/A
Belmont Savings Bank	92,493	15.99%	46,268	8.0%	$57,835	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$132,775	23.18%	$22,913	4.0%	N/A	N/A
Belmont Savings Bank	85,981	14.87%	23,134	4.0%	$34,701	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$132,775	16.02%	$33,157	4.0%	N/A	N/A
Belmont Savings Bank	85,981	10.37%	33,167	4.0%	$41,459	5.0%

NOTE 15 – EMPLOYEE BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2013 and 2012 relating to these plans was $1.5 million and $1.4 million, respectively. The discount rate used to determine the Company’s obligation was 5.0% in 2013 and 4.0% in 2012. The projected rate of salary increase was 3.0% in 2013 and 3.0% in 2012.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2013 and 2012 relating to this plan was $553,000 and $596,000, respectively. The discount rate used to determine the Company’s obligation was 5.0% in 2013 and 4.0% in 2012.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (Plan). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At December 31, 2013 and 2012, there were three participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$538	$273
Service cost	242	224
Interest cost	21	13
Actuarial (gain) loss	(72)	28
Benefits paid	—	—

Benefit obligation at end of year	729	538

Funded status at end of year	$(729)	$(538)

Accrued pension benefit	(765)	(502)

Accumulated benefit obligation	$670	$480

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2013	2012

Discount rate	5.00%	4.00%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2013	2012

Service cost	$242	$224
Interest cost	21	13

Net periodic cost	$263	$237

Other changes in benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2013	2012
Net actuarial (gain) loss	$(72)	$28

Total recognized in other comprehensive income	$(72)	$28

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2013	2012

Discount rate	4.00%	4.75%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive income, before tax effect, consist of an unrecognized net gain of $36,000 as of December 31, 2013 and an unrecognized net loss of $36,000 as of December 31, 2012.

The Company does not expect to contribute to the Plan in 2014.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2014	$—
2015	46
2016	93
2017	93
2018	93
Years 2019-2023	$980

Total supplemental retirement plan expense amounted to $405,000, $507,000 and $393,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Incentive Compensation Plan

In 2005, the Board of Directors approved an incentive compensation plan whereby all members of the management team with at least one full year of service are eligible to participate. This Plan was amended in 2008 and 2011. The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $1.4 million, $1.3 million and $795,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2013, 2012 and 2011 totaled $729,000, $635,000 and $574,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of December 30, 2013 and December 31, 2012, the recorded liability relating to the Rabbi Trust was $2.2 million and $0, respectively. The recorded liability at December 31, 2013 and 2012 relating to the Salary Deferral Plan was $91,000 and $2.2 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $113,000, $92,000 and $0 of expense in relation to the plan during the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2013). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2013, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount

2014	$99
2015	102
2016	105
2017	109
2018	113
Thereafter	3,845

$4,373

Shares held by the ESOP include the following:

	December 31,
	2013	2012

Unallocated	424,271	439,531
Allocated	34,372	19,112

	458,643	458,643

The fair value of unallocated shares was approximately $6.4 million at December 31, 2013 and $5.4 million at December 31, 2012. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2013, 2012 and 2011 was $209,000, $185,000 and $39,000, respectively.

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2013 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan:

Authorized Stock Option Awards	Authorized Restricted Stock Awards	Authorized Total	Cumulative Granted Net of Forfeitures		Outstanding Total
			Stock Option Awards	Restricted Stock Awards
917,286	366,914	1,284,200	853,033	359,570	1,212,603

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended December 31,
	2013	2012
Stock based compensation expense
Stock options	$778	$69
Restricted stock awards	869	74

Total stock based award expense	$1,647	$143

Related tax benefits recognized in earnings	$658	$57

No cash was paid by the Company to settle equity instruments granted under stock-based compensation arrangements during the year ended December 31, 2013.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2013
	Amount	Weighted average period
Stock options	$2,797	3.94
Restricted stock	2,997	3.91

Total	$5,794

The Company granted 41,258 stock option awards on July 1, 2013. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•	Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of a group of the Company’s peers’ shares for a period equivalent to the expected life of the option.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings is based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2013 has been reduced for annualized estimated forfeitures of 7% for grants to employees, based on historical experience.

Year ended December 31, 2013
Date of grant	7/1/2013
Exercise price	$13.38
Vesting period (1)	5 years
Expiration date	7/1/2023
Expected volatility	36.82%
Expected term	6.5 years
Expected dividend yield	0%
Risk free interest rate	1.80%
Fair value	$5.34

1-Vesting period begins on the date of grant

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Grants for the year ended December 31, 2013 is presented in the tables below:

	Outstanding and exercisable			Non-vested
	Stock option awards	Weighted average exercise price	Weighted average remaining contractual term	Stock option awards	Weighted average grant date fair value	Weighted average remaining contractual term
Balance at January 1, 2013	—	$—		853,055	$4.67	8.91
Granted	—	—		41,258	5.34	9.50
Vested	162,370	12.04	8.91	(162,370)	4.67	8.91
Forfeited	—	—		(41,280)	4.67	8.91

Balance at December 31, 2013	162,370	$12.04	8.91	690,663	$4.71	8.95

Non-vested restricted stock awards
Balance at January 1, 2013	359,570
Vested	(71,922)

Balance at December 31, 2013	287,648

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Net income	$1,960	$1,401
Undistributed earnings attributable to participating securities	(79)	(5)

Net income available to common stockholders	$1,881	$1,396

Weighted average shares outstanding, basic	8,419,437	8,727,615
Effect of dilutive shares	92,671	541

Weighted average shares outstanding, assuming dilution	8,512,108	8,728,156

Basic EPS	$0.22	$0.16
Effect of dilutive shares	—	—

Diluted EPS	$0.22	$0.16

For 2013 and 2012, average options to purchase 136,741 and 79,446 shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2013 and 2012, related party loans were not significant.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2013 and 2012. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2013.

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

Rabbi Trust Investments: Rabbi Trust investments consist primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and were recorded at fair value and included in other assets. The purpose of these Rabbi Trust investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and were categorized as Level 1. The fair value of other U.S. government agency and corporate obligations was estimated using either a matrix or benchmarks for similar securities. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities and exchange-traded funds traded in an active market were categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2013
Securities available-for-sale
Corporate debt securities	$—	$21,921	$—	$21,921
Trading securities
Rabbi trust investments	2,181	53	—	2,234

Totals	$2,181	$21,974	$—	$24,155

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2012
Securities available-for-sale
Corporate debt securities	$—	$22,621	$—	$22,621

Totals	$—	$22,621	$—	$22,621

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

The following table presents certain impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at December 31 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$3,199

Totals	$—	$—	$3,199

	December 31, 2012
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,452

Totals	$—	$—	$2,452

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

There were no foreclosed assets at December 31, 2013. The following table presents the foreclosed assets that were remeasured and reported at the lower of cost or fair value at December 31, 2012:

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,035	$38,035	$38,035	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	119,776	118,981	—	118,981	—
Federal Home Loan Bank stock	7,712	7,712	—	7,712	—
Loans, net	839,013	833,423	—	—	833,423
Accrued interest receivable	2,241	2,241	2,241	—	—

Financial liabilities:
Deposits	764,753	742,785	—	742,785	—
Federal Home Loan Bank advances	142,100	141,960	—	141,960	—
Securities sold under agreements to repurchase	2,127	2,127	—	2,127	—
Other borrowed funds	1,113	1,113	—	1,113	—
Accrued interest payable	683	683	—	683	—
Mortgagor’s escrow accounts	1,054	1,054	—	1,054	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,712	$52,712	$52,712	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	63,984	65,931	—	65,931	—
Federal Home Loan Bank stock	7,627	7,627	—	7,627	—
Loans, net	654,295	662,010	—	—	662,010
Loans held for sale	11,205	11,892			11,892
Accrued interest receivable	2,217	2,217	2,217	—	—

Financial liabilities:
Deposits	607,865	618,443	—	618,443	—
Federal Home Loan Bank advances	83,100	83,451	—	83,451	—
Securities sold under agreements to repurchase	3,404	3,404	—	3,404	—
Other borrowed funds	1,156	1,156	—	1,156	—
Accrued interest payable	455	455	455	—	—
Mortgagor’s escrow accounts	859	859	—	859	—

NOTE 21 – COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(454)	$173	$(281)
Reclassification adjustment for net gains included in net income[1]	(34)	14	(20)

Total securities available for sale	(488)	187	(301)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	72	(27)	45

Total defined-benefit post-retirement benefit plans	72	(27)	45

Total other comprehensive loss	$(416)	$160	$(256)

	Year Ended December 31, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$138	$(47)	91
Reclassification adjustment for net gains included in net income[1]	—	—	—

Total securities available for sale	138	(47)	91

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(28)	10	(18)

Total defined-benefit post-retirement benefit plans	(28)	10	(18)

Total other comprehensive income	$110	$(37)	$73

	Year Ended December 31, 2011
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available for sale:
Change in unrealized gain/loss during the period	$667	$(275)	392
Reclassification adjustment for net gains included in net income[1]	(2,787)	1,122	(1,665)

Total securities available for sale	(2,120)	847	(1,273)

Defined benefit post-retirement benefit plans:
Change in net actuarial gain/loss	(11)	4	(7)

Total defined-benefit post-retirement benefit plan	(11)	4	(7)

Total other comprehensive loss	$(2,131)	$851	$(1,280)

1-Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	December 31, 2013	December 31, 2012

Net unrealized holding (loss) gain on available-for-sale securities, net of tax	$(210)	$91
Unrecognized net actuarial income (loss) pertaining to defined benefit plan, net of tax	22	(23)

Accumulated other comprehensive (loss) income	$(188)	$68

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2013	2012
Assets

Cash and cash equivalents held at Belmont Savings Bank	$14,967	$41,624
Investment in Belmont Savings Bank	110,093	86,432
Investment in BSB Funding Corp.	4,580	4,696
Deferred tax asset	500	513
Other assets	336	99

Total assets	$130,476	$133,364

Liabilities and Stockholders’ Equity

Accrued expenses	55	56
Other liabilities	—	—

Total liabilities	55	56

Stockholders’ equity	130,421	133,308

Total liabilities and stockholders’ equity	$130,476	$133,364

Condensed Statements of Operations

	Years Ended December 31,
	2013	2012	2011

Interest and dividend income:
Interest on cash equivalents	$27	$42	$21
Dividends from subsidiaries	—	—	—

Total interest and dividend income	27	42	21
Interest expense:	—	—	7

Net interest and dividend income	27	42	14
Non-interest income	—	—	—
Non-interest expense	248	303	2,040

Loss before income taxes and equity in undistributed earnings of subsidiaries	(221)	(261)	(2,026)
Income tax (benefit) provision	(268)	(105)	(586)

Income (loss) before equity in income of subsidiaries	47	(156)	(1,440)
Equity in undistributed earnings of Belmont Savings Bank	1,826	1,469	1,717
Equity in undistributed earnings of BSB Funding Corp	87	88	22

Net income	$1,960	$1,401	$299

Condensed Statement of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,960	$1,401	$299
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(1,826)	(1,469)	(1,717)
Equity in undistributed earnings of BSB Funding Corp.	(87)	(88)	(22)
Issuance of common stock to Belmont Savings Bank Foundation	—	—	1,799
Deferred income tax expense (benefit)	13	52	(565)
Other, net	(239)	(122)	80

Net cash used in operating activities	(179)	(226)	(126)

Cash flows from investing activities:
Investment in Belmont Savings Bank	(20,000)	—	—
Investment in BSB Funding Corp.	—	—	(4,586)

Net cash used in investing activities	(20,000)	—	(4,586)

Cash flows from financing activities:
Capital contribution to Belmont Savings Bank	—	—	(41,761)
Repurchase of common stock	(6,478)	—	—
Issuance of common stock	—	—	88,308

Net cash (used in) provided by financing activities	(6,478)	—	46,547

Net (decrease) increase in cash and cash equivalents	(26,657)	(226)	41,835
Cash and cash equivalents at beginning of period	41,624	41,850	15

Cash and cash equivalents at end of period	$14,967	$41,624	$41,850

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$8,875	$7,995	$7,136	$7,005	$7,143	$6,951	$6,220	$6,510
Interest expense	1,316	1,223	1,222	1,226	1,291	1,303	1,289	1,250

Net interest income	7,559	6,772	5,914	5,779	5,852	5,648	4,931	5,260
Provision for loan losses	632	438	100	327	696	734	825	481

Net interest income, after provision for loan losses	6,927	6,334	5,814	5,452	5,156	4,914	4,106	4,779
Non-interest income	802	890	908	1,006	1,574	680	1,487	964
Non-interest expense	6,797	6,373	6,161	5,800	5,940	5,348	5,174	5,084

Income before taxes	932	851	561	658	790	246	419	659
Income tax expense	287	313	200	242	305	63	133	212

Net income	$645	$538	$361	$416	$485	$183	$286	$447

Earnings per common share
Basic	$0.07	$0.06	$0.04	$0.05	$0.05	$0.02	$0.03	$0.05
Diluted	$0.07	$0.06	$0.04	$0.05	$0.05	$0.02	$0.03	$0.05

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2013. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors”. Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	2014 Belmont Savings Bank Incentive Compensation Plan †

10.7	Belmont Savings Bank Capital Appreciation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.8	Belmont Savings Bank Supplemental Executive Retirement Plan †

10.9	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.10	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.11	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013. †

10.12	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.0	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 12, 2014	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2014

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 12, 2014

/s/ Robert J. Morrissey Robert J. Morrissey	Chairman of the Board	March 12, 2014

/s/ John A. Borelli John A. Borelli	Director	March 12, 2014

/s/ S. Warren Farrell S. Warren Farrell	Director	March 12, 2014

/s/ Richard J. Fougere Richard J. Fougere	Director	March 12, 2014

/s/ John W. Gahan, III John W. Gahan, III	Director	March 12, 2014

Signatures	Title	Date

/s/ John A. Greene John A. Greene	Director	March 12, 2014

/s/ John A. Whittemore John A. Whittemore	Director	March 12, 2014