Form 10-K/A
period 2013-12-31
BSB Bancorp, Inc.
filed 2014-04-10
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of BSB Bancorp, Inc. is being filed solely to correct the date of Shatswell, MacLeod & Company, P.C.’s signature on the Report of Independent Registered Public Accounting Firm.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

i

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

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,960	$1,401	$299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	608	965	1,101
Net gain on sales and calls of securities	(34)	(59)	(2,790)
Gain on sales of loans, net	(1,024)	(2,520)	(462)
Loans originated for sale	(87,892)	(161,794)	(50,377)
Proceeds from sales of loans	98,773	197,341	38,737
Provision for loan losses	1,498	2,736	2,285
Change in unamortized mortgage premium	(883)	(198)	(420)
Change in net deferred loan costs	(758)	(236)	(1,961)
ESOP expense	209	185	39
Depreciation and amortization expense	716	517	447
Impairment of fixed assets	41	—	—
Deferred income tax (benefit) expense	(961)	253	(551)
Increase in bank-owned life insurance	(435)	(439)	(435)
Gain on sale of other real estate owned	(5)	—	—
Stock based compensation expense	1,647	143	—
Excess tax benefit from stock-based compensation	(31)
Issuance of common stock to Belmont Savings Bank Foundation	—	—	1,799
Net change in:
Accrued interest receivable	(24)	(32)	(64)
Other assets	(1,730)	(123)	523
Income taxes receivable	806	(806)	908
Income taxes payable	209	(121)	121
Accrued interest payable	228	278	(46)
Deferred compensation liability	452	512	233
Other liabilities	3,875	1,378	451

Net cash provided by (used in) operating activities	17,245	39,381	(10,163)

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,833)	(22,587)	(709)
Proceeds from sales of available-for-sale securities	17,985	—	15,650
Proceeds from maturities, payments, and calls of held-to-maturity securities	25,585	38,350	43,059
Purchases of held-to-maturity securities	(81,891)	(13,745)	(39,650)
Purchases of community loan fund investments	(250)
Redemption of Federal Home Loan Bank stock	496	411	—
Purchases of Federal Home Loan Bank stock	(581)
Recoveries of loans previously charged off	155	197	12
Loan originations and principal collections, net	(54,098)	(75,311)	(125,874)
Purchases of loans	(129,284)	(99,972)	(47,090)
Payoff of first mortgage on OREO	—	(563)
Capital expenditures	(1,182)	(1,419)	(508)
Capital expenditures on other real estate owned	(79)
Premiums paid on bank-owned life insurance	(6)	(25)	(31)
Proceeds from sales of other real estate	745

Net cash (used in) investing activities	(240,238)	(174,664)	(155,141)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	132,017	174,744	88,482
Net increase (decrease) in time deposits	24,871	2,467	(4,669)
Proceeds from Federal Home Loan Bank advances	17,000	15,000	46,100
Principal payments on Federal Home Loan Bank advances	(23,000)	(29,500)	(53,300)
Net change in short-term advances	65,000	2,000	10,000
Net (decrease) increase in securities sold under agreement to repurchase	(1,277)	419	331
Repayment of principal on other borrowed funds	(43)	(346)	(3,697)
Net proceeds from issuance of common stock	—	—	88,308
Acquisition of common stock by ESOP	—	—	(4,586)
Net increase in mortgagors’ escrow accounts	195	416	163
Payments to repurchase stock	(6,478)	—	—
Excess tax benefit from stock-based compensation	31	—	—

Net cash provided by financing activities	208,316	165,200	167,132

Net (decrease) increase in cash and cash equivalents	(14,677)	29,917	1,828
Cash and cash equivalents at beginning of period	52,712	22,795	20,967

Cash and cash equivalents at end of period	$38,035	$52,712	$22,795

Supplemental disclosures:
Interest paid	$4,759	$4,855	$5,691
Income taxes paid (received)	988	1,387	(183)
Transfer of available-for-sale securities to other assets	—	—	1
Transfer of loans receivable to loans held for sale	—	28,355
Transfer of loans to other real estate owned	—	98	—
Transfer of loans held for sale to loans receivable	1,347	—	—

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

	Year Ended December 31, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,412	$709	$—	$68	$2,189
Commercial real estate	3,039	582	—	—	3,621
Construction	198	(64)	—	—	134
Commercial	470	(51)	—	—	419
Home equity	466	235	(20)	—	681
Indirect auto	772	(30)	(62)	69	749
Consumer	19	42	(53)	18	26
Unallocated	64	75	—	—	139

Total	$6,440	$1,498	$(135)	$155	$7,958

	Year Ended December 31, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$986	$608	$(225)	$43	$1,412
Commercial real estate	1,969	1,070	—	—	3,039
Construction	188	10	—	—	198
Commercial	321	149	—	—	470
Home equity	632	453	(715)	96	466
Indirect auto	664	343	(281)	46	772
Consumer	16	39	(48)	12	19
Unallocated	—	64	—	—	64

Total	$4,776	$2,736	$(1,269)	$197	$6,440

	Year Ended December 31, 2011
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,057	$139	$(210)	$—	$986
Commercial real estate	1,136	833	—	—	1,969
Construction	140	48	—	—	188
Commercial	261	121	(61)	—	321
Home equity	236	479	(83)	—	632
Indirect auto	38	645	(23)	4	664
Consumer	21	20	(33)	8	16
Unallocated	—	—	—	—	—

Total	$2,889	$2,285	$(410)	$12	$4,776

	Year Ended December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

	Year Ended December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$7,157	$439	$194,688	$973	$201,845	$1,412
Commercial real estate	2,359	—	264,310	3,039	266,669	3,039
Construction	—	—	16,139	198	16,139	198
Commercial	—	—	24,779	470	24,779	470
Home equity	519	—	66,420	466	66,939	466
Indirect auto	—	—	80,312	772	80,312	772
Consumer	—	—	654	19	654	19
Unallocated	—	—	—	64	—	64

Total	$10,035	$439	$647,302	$6,001	$657,337	$6,440

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013 and 2012:

	Impaired loans with a related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Consumer	1	1	—

Totals	$4,545	$4,744	$—

Impaired loans with a related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$2,383	$2,383	$439
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$2,383	$2,383	$439

	Impaired loans with no related allowance for credit losses at December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$4,774	$4,858	$—
Commercial real estate	2,359	2,359	—
Construction	—	—	—
Commercial	—	—	—
Home equity	519	699	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$7,652	$7,916	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,566	$10	$1,325	$11	$403	$21
Commercial real estate	1,824	59	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	3	—
Home equity	—	—	432	3	514	8
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,390	$69	$1,757	$14	$920	$29

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$5,460	$130	$3,006	$76	$1,685	$53
Commercial real estate	2,258	118	889	32	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	35	4	56	7
Home equity	462	17	410	13	374	12
Indirect auto	3	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$8,183	$265	$4,340	$125	$2,115	$72

At December 31, 2013, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2013 and 2012:

	December 31, 2013
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Consumer	—	—	1	1	—	1

	$1,546	$—	$1,966	$3,512	$—	$4,115

	December 31, 2012
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$255	$—	$2,412	$2,667	$—	$3,278
Commercial real estate	—	—	—	—	—	—
Home equity	—	—	43	43	—	319
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	361	27	24	412	—	24
Consumer	—	—	—	—	—	—

	$616	$27	$2,479	$3,122	$—	$3,621

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

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$1,615	$401	$545
State	388	59	301

	2,003	460	846

Deferred tax provision (benefit):
Federal	(606)	195	(445)
State	(175)	58	(339)

	(781)	253	(784)

Change in valuation allowance	(180)	—	233
Total provision for income taxes	$1,042	$713	$295

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.8	3.7	(4.2)
Bank-owned life insurance	(4.1)	(5.8)	(20.5)
Dividends received deduction	—	—	(3.6)
Change in valuation allowance	(6.0)	—	39.3
Share based compensation	5.6	1.3	—
Other, net	0.4	0.5	4.7

Effective tax rates	34.7%	33.7%	49.7%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Employee benefit and deferred compensation plans	$2,766	$2,415
Allowance for loan losses	3,224	2,601
Depreciation	—	—
Accrued rent	11	10
Interest on non-performing loans	8	21
Stock options	144	9
Charitable contribution carryover	502	746
Unrealized loss on securities available for sale	140	—
Unrecognized retirement benefit	—	13
ESOP	53	30

Gross deferred tax assets	6,848	5,845

Valuation allowance	(53)	(233)

	6,795	5,612

Deferred tax liabilities:
Mortgage servicing rights	(164)	(141)
Deferred loan origination costs	(624)	(446)
Net unrealized gain on securities available for sale	—	(47)
Restricted stock awards	(651)	(822)
Depreciation	(110)	(70)
Unrecognized retirement benefit	(14)
Other	(86)	(61)

	(1,649)	(1,587)

Net deferred tax asset	$5,146	$4,025

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	2014 Belmont Savings Bank Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form10-K filed with the SEC on March 14, 2014) †

10.7	Belmont Savings Bank Capital Appreciation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.8	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form10-K filed with the SEC on March 14, 2014) †

10.9	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.10	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.11	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form10-K filed with the SEC on March 14, 2014). †

10.12	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.0	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes. **

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.
**	Previously filed with the Company’s Form 10-K filed with the SEC on March 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: April 10, 2014	By:	/s/ Robert M. Mahoney
Robert M. Mahoney President and Chief Executive Officer