Form 10-Q
period 2014-03-31
BSB Bancorp, Inc.
filed 2014-05-09
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,058,408 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2014.

BSB BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,632	$2,196
Interest-bearing deposits in other banks	55,226	35,839

Cash and cash equivalents	56,858	38,035
Interest-bearing time deposits with other banks	131	119
Investments in available-for-sale securities	22,098	21,921
Investments in held-to-maturity securities, at cost	123,930	119,776
Federal Home Loan Bank stock, at cost	10,098	7,712
Loans, net of allowance for loan losses of $8,342 as of March 31, 2014 (unaudited) and $7,958 as of December 31, 2013	927,589	839,013
Premises and equipment, net	3,290	3,327
Accrued interest receivable	2,431	2,241
Deferred tax asset, net	4,969	5,146
Income taxes receivable	25	—
Bank-owned life insurance	13,429	13,325
Other assets	4,141	4,004

Total assets	$1,168,989	$1,054,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$140,712	$139,733
Interest-bearing	687,014	625,020

Total deposits	827,726	764,753
Federal Home Loan Bank advances	191,100	142,100
Securities sold under agreements to repurchase	2,407	2,127
Other borrowed funds	1,101	1,113
Accrued interest payable	733	683
Deferred compensation liability	5,236	5,137
Income taxes payable	—	178
Other liabilities	8,917	8,107

Total liabilities	1,037,220	924,198

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,057,490 and 9,055,808 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	91	91
Additional paid-in capital	85,962	85,449
Retained earnings	49,992	49,312
Accumulated other comprehensive loss	(71)	(188)
Unearned compensation - ESOP	(4,205)	(4,243)

Total stockholders’ equity	131,769	130,421

Total liabilities and stockholders’ equity	$1,168,989	$1,054,619

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2014	2013
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$7,895	$6,492
Interest on taxable debt securities	806	482
Dividends	29	7
Other interest income	21	17

Total interest and dividend income	8,751	6,998

Interest expense:
Interest on deposits	1,168	1,032
Interest on Federal Home Loan Bank advances	251	185
Interest on securities sold under agreements to repurchase	1	1
Interest on other borrowed funds	8	8

Total interest expense	1,428	1,226

Net interest and dividend income	7,323	5,772
Provision for loan losses	388	327

Net interest and dividend income after provision for loan losses	6,935	5,445

Noninterest income:
Customer service fees	218	227
Income from bank-owned life insurance	99	104
Net gain on sales of loans	62	351
Net gain on sales of securities	—	31
Loan servicing fee income	217	170
Other income	126	123

Total noninterest income	722	1,006

Noninterest expense:
Salaries and employee benefits	4,124	3,531
Director compensation	304	241
Occupancy expense	278	229
Equipment expense	153	148
Deposit insurance	184	127
Data processing	751	659
Professional fees	230	211
Marketing	259	209
Other expense	390	438

Total noninterest expense	6,673	5,793

Income before income tax expense	984	658
Income tax expense	304	242

Net income	$680	$416

Earnings per share
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)

Net income	$680	$416
Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	195	(284)
Reclassification adjustment for realized gains in net income	—	(31)

Other comprehensive income (loss), before tax	195	(315)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(78)	117

Other comprehensive income (loss), net of tax	117	(198)

Comprehensive income	$797	$218

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

			Additional		Accumulated Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	416	—	—	416
Other comprehensive loss	—	—	—	—	(198)	—	(198)
Release of ESOP stock	—	—	12	—	—	37	49
Stock based compensation-restricted stock awards	—	—	210	—	—	—	210
Stock based compensation-stock options	—	—	189	—	—	—	189
Share repurchases	(144,219)	(1)	(1,944)	—	—	—	(1,945)

Balance at March 31, 2013	9,388,211	$94	$88,655	$47,768	$(130)	$(4,358)	$132,029

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	680	—	—	680
Other comprehensive income	—	—	—	—	117	—	117
Release of ESOP stock	—	—	25	—	—	38	63
Stock based compensation-restricted stock awards	—	—	245	—	—	—	245
Stock based compensation-stock options	—	—	232	—	—	—	232
Tax benefit from stock based compensation	—	—	11	—	—	—	11
Stock option exercises	1,682	—	—	—	—	—	—

Balance at March 31, 2014	9,057,490	$91	$85,962	$49,992	$(71)	$(4,205)	$131,769

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$680	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	130	196
Net gain on sales of securities	—	(31)
Gain on sales of loans, net	(62)	(351)
Loans originated for sale	—	(27,848)
Proceeds from sales of loans	6,117	29,842
Provision for loan losses	388	327
Change in unamortized mortgage premium	(78)	(431)
Change in net deferred loan costs	(686)	(281)
ESOP expense	63	49
Stock based compensation expense	477	399
Excess tax benefit from stock based compensation	(11)	—
Depreciation and amortization expense	193	169
Impairment of premises and equipment	3	—
Deferred income tax expense (benefit)	110	(27)
Increase in bank-owned life insurance	(99)	(99)
Net change in:
Accrued interest receivable	(190)	41
Other assets	(137)	(127)
Income taxes receivable	(25)	266
Income taxes payable	(178)	—
Accrued interest payable	50	73
Deferred compensation liability	99	151
Other liabilities	672	402

Net cash provided by operating activities	7,516	3,136

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	119	—
Purchases of interest-bearing time deposits with other banks	(131)	—
Proceeds from sales of available-for-sale securities	—	10,280
Proceeds from maturities, payments, and calls of held-to-maturity securities	5,642	5,991
Purchases of held-to-maturity securities	(9,908)	(6,851)
Redemption of Federal Home Loan Bank stock	—	496
Purchases of Federal Home Loan Bank stock	(2,386)	—
Recoveries of loans previously charged off	5	46
Loan originations and principal collections, net	(65,828)	(30,012)
Purchases of loans	(28,432)	(16,799)
Capital expenditures	(159)	(71)
Premiums paid on bank-owned life insurance	(5)	(5)

Net cash used in investing activities	(101,083)	(36,925)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	45,371	17,941
Net increase (decrease) in time deposits	17,602	(9,153)
Principal payments on Federal Home Loan Bank advances	(1,000)	(6,500)
Net change in short-term advances	50,000	—
Net increase in securities sold under agreement to repurchase	280	56
Repayment of principal on other borrowed funds	(12)	(11)
Net increase in mortgagors’ escrow accounts	138	(64)
Excess tax benefit from share based compensation	11	—
Payments to repurchase stock	—	(1,945)

Net cash provided by financing activities	112,390	324

Net increase (decrease) in cash and cash equivalents	18,823	(33,465)
Cash and cash equivalents at beginning of period	38,035	52,712

Cash and cash equivalents at end of period	56,858	19,247

Supplemental disclosures:
Interest paid	$1,378	$1,153
Income taxes paid	$397	$3

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries Belmont Savings Bank and BSB Funding Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,253	$106	$(261)	$22,098	$22,271	$75	$(425)	$21,921

	$22,253	$106	$(261)	$22,098	$22,271	$75	$(425)	$21,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$105,407	$635	$(688)	$105,354	$99,257	$572	$(998)	$98,831
Corporate debt securities	18,523	103	(240)	18,386	20,519	120	(489)	20,150

	$123,930	$738	$(928)	$123,740	$119,776	$692	$(1,487)	$118,981

The amortized cost basis and estimated fair value of debt securities by contractual maturity at March 31, 2014 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$1,012	$1,026
Due after one year through five years	12,820	12,926	7,480	7,596
Due after five years through ten years	9,433	9,172	63,407	63,221
Due after ten years	—	—	52,031	51,897

	$22,253	$22,098	$123,930	$123,740

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2014 (unaudited), there were no sales of available-for-sale securities. During the three months ended March 31, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted to $10.3 million. The following table shows the gross gains and losses realized on sales of available-for-sale securities for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
	(unaudited)

Gross gains	$—	$60
Gross losses	—	(29)

Net gains on sales of available-for-sale securities	$—	$31

Income tax expense attributable to realized net gains on sales of AFS debt securities	$—	$13

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014 (unaudited):
Available-for-sale
Corporate debt securities	$—	$—	$4,172	$(261)
Held-to-maturity
Corporate debt securities	10,271	(240)	—	—
U.S. government sponsored mortgage backed securities	63,817	(688)	—	—

Total temporarily impaired securities	$74,088	$(928)	$4,172	$(261)

December 31, 2013:
Available-for-sale
Corporate debt securities	$4,970	$(30)	$4,052	$(395)
Held-to-maturity
Corporate debt securities	10,010	(489)	—	—
U.S. government sponsored mortgage backed securities	59,073	(998)	6	—

Total temporarily impaired securities	$74,053	$(1,517)	$4,058	$(395)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2014 (unaudited), thirty three securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2014 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to thirty three debt securities with aggregate depreciation of 1.5% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

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

In addition to the securities listed above, the Company holds securities in Rabbi Trust investments that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments were included in other assets and consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and were recorded at fair value. The fair value of these Rabbi Trust investments at March 31, 2014 and December 31, 2013 were $2.3 million and $2.2 million, respectively. For the three month period ending March 31, 2014, the net gain on Rabbi Trust investments still held at the reporting date was $22,000. Refer to Note 7 – Postretirement Benefits, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2014 or during fiscal year 2013.

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

Other consumer loans – Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2014 (unaudited) and December 31, 2013, the Company had unallocated reserves of $153,000 and $139,000, respectively.

Loans consisted of the following (in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$311,083	33.45%	$287,652	34.17%
Commercial real estate loans (1)	364,727	39.21	320,807	38.10
Home equity	95,769	10.30	92,461	10.98
Construction loans	12,483	1.34	9,965	1.18

Total mortgage loans	784,062	84.30	710,885	84.43

Commercial loans	29,781	3.20	30,691	3.65
Consumer loans:
Indirect auto loans	115,760	12.45	99,798	11.85
Other consumer loans	525	0.05	558	0.07

	146,066	15.70	131,047	15.57

Total loans	930,128	100.00%	841,932	100.00%

Net deferred loan costs	4,221		3,535
Net unamortized mortgage premiums	1,582		1,504
Allowance for loan losses	(8,342)		(7,958)

Total loans, net	$927,589		$839,013

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2014 and 2013 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2014 (unaudited) and December 31, 2013. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$2,189	$(143)	$—	$—	$2,046
Commercial real estate	3,621	502	—	—	4,123
Construction	134	27	—	—	161
Commercial	419	(12)	—	—	407
Home equity	681	(80)	—	—	601
Indirect auto	749	86	(3)	1	833
Other consumer	26	(6)	(6)	4	18
Unallocated	139	14	—	—	153

Total	$7,958	$388	$(9)	$5	$8,342

	Three Months Ended March 31, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance

Residential one-to-four family	$1,412	$(45)	$—	$—	$1,367
Commercial real estate	3,039	284	—	—	3,323
Construction	198	(32)	—	—	166
Commercial	470	21	—	—	491
Home equity	466	8	—	—	474
Indirect auto	772	19	(18)	40	813
Other consumer	19	10	(17)	6	18
Unallocated	64	62	—	—	126

Total	$6,440	$327	$(35)	$46	$6,778

	March 31, 2014 (unaudited)
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$5,046	$546	$306,037	$1,500	$311,083	$2,046
Commercial real estate	4,047	11	360,680	4,112	364,727	4,123
Construction	—	—	12,483	161	12,483	161
Commercial	—	—	29,781	407	29,781	407
Home equity	400	—	95,369	601	95,769	601
Indirect auto	—	—	115,760	833	115,760	833
Other consumer	—	—	525	18	525	18
Unallocated	—	—	—	153	—	153

Total	$9,493	$557	$920,635	$7,785	$930,128	$8,342

	December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Other consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2014 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,912	$1,912	$546
Commercial real estate	3,101	3,101	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$5,013	$5,013	$557

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,134	$3,134	$—
Commercial real estate	946	946	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	—	—	—
Other consumer	—	1	—

Totals	$4,480	$4,680	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Other consumer	1	1	—

Totals	$4,545	$4,744	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended March 31, 2014
With an allowance recorded	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,550	$105
Commercial real estate	3,106	20
Construction	—	—
Commercial	—	—
Home equity	200	1
Indirect auto	—	—
Other consumer	—	—

Totals	$5,856	$126

	Three months ended March 31, 2014
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,143	$26
Commercial real estate	956	8
Construction	—	—
Commercial	—	—
Home equity	200	2
Indirect auto	—	—
Other consumer	—	—

Totals	$4,299	$36

Three months ended March 31, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,461	$3
Commercial real estate	—	—
Construction	—	—
Commercial	—	—
Home equity	—	—
Indirect auto	—	—
Other consumer	—	—

Totals	$2,461	$3

	Three months ended March 31, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$4,945	$34
Commercial real estate	3,331	25
Construction	—	—
Commercial	—	—
Home equity	518	5
Indirect auto	6	—
Other consumer	—	—

Totals	$8,800	$64

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2014 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$2,315	$—	$—	$2,315	$—	$1,945
Commercial real estate	—	—	34	34	—	34
Home equity	325	98	—	423	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	36	—	—	36	—	—
Indirect auto	204	39	—	243	—	—
Other consumer	—	—	—	—	—	—

Total	$2,880	$137	$34	$3,051	$—	$2,179

	December 31, 2013
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Other consumer	—	—	1	1	—	1

Total	$1,546	$—	$1,966	$3,512	$—	$4,115

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

The following tables present the Company’s loans by risk rating at March 31, 2014 (unaudited) and December 31, 2013 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,101	$2,695	$305,287	$311,083
Commercial real estate	351,102	4,253	9,372	—	364,727
Construction	12,483	—	—	—	12,483
Commercial	29,752	26	3	—	29,781
Home equity	—	200	999	94,570	95,769
Indirect auto	—	—	—	115,760	115,760
Other consumer	—	—	—	525	525

Total	$393,337	$7,580	$13,069	$516,142	$930,128

	December 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,123	$4,613	$279,916	$287,652
Commercial real estate	307,093	4,277	9,437	—	320,807
Construction	9,965	—	—	—	9,965
Commercial	30,643	48	—	—	30,691
Home equity	—	200	999	91,262	92,461
Indirect auto	—	—	—	99,798	99,798
Other consumer	—	9	4	545	558

Total	$347,701	$7,657	$15,053	$471,521	$841,932

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three months ended March 31, 2014, no loans were modified and determined to be troubled debt restructurings. During the three months ended March 31, 2013, three loans were modified and determined to be troubled debt restructurings. At March 31, 2014, the Company had $9.2 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
TDR’s on Accrual Status	$7,314	$7,366
TDR’s on Nonaccrual Status	1,900	1,900

Total TDR’s	$9,214	$9,266

Amount of specific allocation included in the allowance for loan losses associated with TDR’s	$557	$543

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

		Three months ended March 31, 2013	(unaudited)
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$347	$378
Commercial real estate	4	4,732	4,732

Total	5	$5,079	$5,110

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

Three months ended March 31, 2013
(unaudited)
Extended Maturity	$2,241
Adjusted Interest Rate	2,869

Total	$5,110

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were no TDR’s that have been modified during the twelve months ending on March 31, 2014 which have subsequently defaulted during the three month period ending on March 31, 2014. There were no TDR’s that have been modified during the twelve months ending on March 31, 2013 which have subsequently defaulted during the three month period ending on March 31, 2013.

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

At March 31, 2014 (unaudited) and December 31, 2013, residential loans previously sold and serviced by the Company were $61.1 million and $61.2 million, respectively. At March 31, 2014 (unaudited) and December 31, 2013, indirect auto loans previously sold and serviced by the Company were $118.2 million and $124.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of March 31, 2014 (unaudited) and December 31, 2013, the principal balance of these loans sold with recourse amounted to $1.1 million and $1.1 million, respectively. The Company has not incurred, nor does it expect to incur, any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands and unaudited):

	Three months ended March 31,
	2014	2013
	(unaudited)
Balance at beginning of period	$411	$353
Capitalization	7	42
Amortization	(17)	(28)
Impairment	2	—

Balance at end of period	$403	$367

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2014 (unaudited) and December 31, 2013 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of March 31, 2014 and December 31, 2013 was $2.4 million and $2.1 million, respectively.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of March 31, 2014 (unaudited) and December 31, 2013, the principal balance of these loans totaled $1.1 million and $1.1 million, respectively. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – EMPLOYEE BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2014 (unaudited) and December 31, 2013 relating to these plans was $1.6 million and $1.5 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2014 (unaudited) and December 31, 2013 relating to this plan was $549,000 and $553,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At March 31, 2014 (unaudited) and December 31, 2013, there were four and three participants, respectively, in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2014 (unaudited) and December 31, 2013 relating to this plan was $800,000 and $729,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $365,000 and $231,000 for the three months ended March 31, 2014 and 2013 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2014 and 2013 (unaudited) totaled $150,000 and $169,000, respectively.

Deferred Compensation Plans

The Company has a compensation deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of March 31, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Rabbi Trust was $2.3 million and $2.2 million, respectively. As of March 31, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Salary Deferral Plan was $66,000 and $91,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ends on June 30, 2014. The Company recognized $31,000 and $20,000 in relation to the plan during the three months ended March 31, 2014 and 2013 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at March 31, 2014). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

March 31, 2014 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,621	$—	$4,621
FHLB borrowings	50,806	447,028	497,834
Federal Reserve Bank LOC	16,643	—	16,643

Total pledged assets	$72,070	$447,028	$519,098

December 31, 2013	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,832	$—	$4,832
FHLB borrowings	48,133	415,924	464,057
Federal Reserve Bank LOC	3,016	—	3,016

Total pledged assets	$55,981	$415,924	$471,905

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock not meeting the definition of a participating security) were issued during the period.

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended
	March 31	March 31
	2014	2013
Net income	$680	$416
Undistributed earnings attributable to participating securities	(23)	(17)

Net income allocated to common stockholders	$657	$399

Weighted average shares outstanding, basic	8,345,890	8,696,894
Effect of dilutive shares	107,184	74,319

Weighted average shares outstanding, assuming dilution	8,453,074	8,771,213

Basic EPS	$0.08	$0.05
Effect of dilutive shares	—	—

Diluted EPS	$0.08	$0.05

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended
	March 31	March 31
	2014	2013
Stock options	63,170	850,610

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. During the three months ended March 31, 2013, the Company repurchased 144,219 shares at an aggregate cost of $1.9 million and completed this program during the second quarter of 2013. On June 22, 2013, the Company’s Board of Directors authorized a second program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three months ended March 31, 2014, the Company has not repurchased any shares under the second repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Stock options	$232	$189
Restricted stock awards	245	210

Total stock based compensation expense	477	399

Related tax benefits recognized in earnings	$191	$159

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of March 31, 2014		As of December 31, 2013
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$2,655	3.72	$2,797	3.94
Restricted stock	2,788	3.66	2,997	3.91

Total	$5,443		$5,794

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2014 and December 31, 2013. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013.

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

Rabbi Trust Investments: Rabbi Trust investments consisted primarily of cash and cash equivalents and mutual funds, and were recorded at fair value and included in other assets. The purpose of these Rabbi Trust investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and were categorized as Level 1. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities and exchange-traded funds traded in an active market were categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At March 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,098	$—	$22,098
Trading securities
Rabbi trust investments	2,265	—	—	2,265

Totals	$2,265	$22,098	$—	$24,363

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2013
Securities available-for-sale
Corporate debt securities	$—	$21,921	$—	$21,921
Trading securities
Rabbi trust investments	2,181	53	—	2,234

Totals	$2,181	$21,974	$—	$24,155

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at March 31, 2014 (unaudited) and December 31, 2013.

	March 31, 2014
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,900

Totals	$—	$—	$1,900

	December 31, 2013
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$3,199

Totals	$—	$—	$3,199

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. They also include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value.

The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	March 31, 2014
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

	December 31, 2013
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$411

Totals	$—	$—	$411

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, interest bearing time deposits with other banks, FHLB stock, accrued interest, securities sold under agreements to repurchase, other borrowed funds and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

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

Deposits – Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts. The fair value of deposits also includes the benefit that results from the low-cost funding provided by the Company’s core deposit relationships.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$56,858	$56,858	$56,858	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	123,930	123,740	—	123,740	—
Federal Home Loan Bank stock	10,098	10,098	—	10,098	—
Loans, net	927,589	918,530	—	—	918,530
Accrued interest receivable	2,431	2,431	2,431	—	—

Financial liabilities:
Deposits	827,726	801,451	—	801,451	—
Federal Home Loan Bank advances	191,100	191,046	—	191,046	—
Securities sold under agreements to repurchase	2,407	2,407	—	2,407	—
Other borrowed funds	1,101	1,038	—	1,038	—
Accrued interest payable	733	733	733	—	—
Mortgagor’s escrow accounts	1,192	1,192	—	1,192	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,035	$38,035	$38,035	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	119,776	118,981	—	118,981	—
Federal Home Loan Bank stock	7,712	7,712	—	7,712	—
Loans, net	839,013	833,423	—	—	833,423
Accrued interest receivable	2,241	2,241	2,241	—	—

Financial liabilities:
Deposits	764,753	742,785	—	742,785	—
Federal Home Loan Bank advances	142,100	141,960	—	141,960	—
Securities sold under agreements to repurchase	2,127	2,127	—	2,127	—
Other borrowed funds	1,113	1,113	—	1,113	—
Accrued interest payable	683	683	683	—	—
Mortgagor’s escrow accounts	1,054	1,054	—	1,054	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31, 2014
	(unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$195	$(78)	$117
Reclassification adjustment for net realized gains included in net income	—	—	—

Total securities available-for-sale	195	(78)	117

Other Comprehensive Income	$195	$(78)	$117

	Three months ended March 31, 2013
	(unaudited and in thousands)
	Pre Tax Amount	Tax Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(284)	$104	$(180)
Reclassification adjustment for net realized gains included in net income (1)	(31)	13	(18)

Total securities available-for-sale	(315)	117	(198)

Other Comprehensive Loss	$(315)	$117	$(198)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

Information on the Company’s accumulated other comprehensive (loss) income, net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized gain (loss) on securities available for sale	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Beginning Balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	117	—	117

Ending balance: March 31, 2014	$(93)	$22	$(71)

Beginning Balance: January 1, 2013	$91	$(23)	$68
Other comprehensive loss	(198)	—	(198)

Ending balance: March 31, 2013	$(107)	$(23)	$(130)

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2013 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2013 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total Assets. Total assets increased $114.4 million to $1.2 billion at March 31, 2014, from $1.1 billion at December 31, 2013. The increase was primarily the result of an $88.6 million, or 10.6%, increase in net loans, and an $18.8 million, or 49.5%, increase in cash and cash equivalents. Investment securities also increased by $4.3 million, or 3.1%.

Loans. Our plan to prudently increase our commercial and consumer loan portfolios is working as we experienced solid growth in our commercial real estate loans, residential real estate loans, indirect auto loans and home equity loans during the quarter. Net loans increased by $88.6 million to $927.6 million at March 31, 2014 from $839.0 million at December 31, 2013. The increase in net loans was primarily due to increases of $43.9 million, or 13.7%, in commercial real estate loans, $23.4 million, or 8.1%, in residential one-to-four family loans, $3.3 million, or 3.6%, in home equity lines of credit, $16.0 million, or 16.0%, in indirect auto loans, and $2.5 million, or 25.3%, in construction loans, partially offset by a decrease in commercial loans of $910,000, or 3.0%. While we have continued to originate one-to-four family residential loans and indirect auto loans in 2014, we have continued to sell a portion of these loan types as part of our strategy.

Investment Securities. Total investment securities increased $4.3 million, to $146.0 million at March 31, 2014, from $141.7 million at December 31, 2013. The increase in investment securities primarily resulted from an increase of $4.2 million, or 3.5%, in held-to-maturity securities. This increase was driven by an increase in U.S. government sponsored mortgage backed securities of $6.2 million, partially offset by a decrease in corporate debt securities of $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $18.8 million to $56.9 million at March 31, 2014, from $38.0 million at December 31, 2013.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2014, our investment in bank-owned life insurance was $13.4 million, an increase of $104,000 from $13.3 million at December 31, 2013, reflecting premiums paid and an increase in cash surrender value.

Deposits. Deposits increased $63.0 million, or 8.2%, to $827.7 million at March 31, 2014 from $764.8 million at December 31, 2013. The increase in deposits was due to a $34.7 million, or 8.0%, increase in savings accounts, an increase of $9.8 million, or 30.3%, in interest bearing checking accounts, an increase of $980,000, or 0.7%, in demand deposits, and an increase of $17.6 million, or 12.0%, in certificates of deposit (“CDs”). Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $45.4 million, or 7.3%. Deposit growth was fueled by growth in our PowerBlue savings products as well as our IOLTA and municipal banking programs. Our branch network and business banking programs have also continued to contribute to our deposit growth.

The following table sets forth the Company’s deposit accounts at the dates indicated (in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)

Deposit type:
Demand deposits	$140,712	17.00%	$139,733	18.27%
Interest-bearing checking accounts	42,189	5.10	32,372	4.23
Savings accounts	470,693	56.87	435,963	57.01
Money market deposits	10,346	1.25	10,501	1.37

Total transaction accounts	663,940	80.22	618,569	80.88

Term certificates less than $100,000	59,296	7.16	63,279	8.27
Term certificates $100,000 or more	104,490	12.62	82,905	10.85

Total certificate accounts	163,786	19.78	146,184	19.12

Total deposits	$827,726	100.00%	$764,753	100.00%

Borrowings. At March 31, 2014, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006 that are accounted for as a secured borrowing.

Total borrowings increased $49.3 million, or 33.9%, to $194.6 million at March 31, 2014, from $145.3 million at December 31, 2013. Advances from the Federal Home Loan Bank of Boston increased $49.0 million to $191.1 million at March 31, 2014, from $142.1 million at December 31, 2013, and repurchase agreements increased $280,000 to $2.4 million at March 31, 2014, from $2.1 million at December 31, 2013.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$61,100	$62,100
Other borrowed funds	1,101	1,113

	62,201	63,213

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	130,000	80,000
Repurchase agreements	2,407	2,127

	132,407	82,127

Total borrowed funds	$194,608	$145,340

Stockholders’ Equity. Total stockholders’ equity increased $1.3 million from $130.4 million as of December 31, 2013 to $131.8 million as of March 31, 2014. This increase is primarily the result of earnings of $680,000 and a $477,000 increase in additional paid-in capital related to stock based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31,	At December 31,
	2014	2013
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,945	$3,860
Commercial real estate	34	38
Construction loans	—	—
Equity lines of credit	200	200
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	16
Other consumer loans	—	1

Total non-accrual loans	$2,179	$4,115

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	$—	$—
Commercial real estate	—	—
Construction loans	—	—
Equity lines of credit	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	2,179	4,115

Other real estate owned	—	—
Repossessed automobiles	26	—

Total non-performing assets (NPAs)	$2,205	$4,115

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,900	$1,900
Troubled debt restructures not included in NPAs	7,314	7,366

Total troubled debt restructures	$9,214	$9,266

Ratios:
Non-performing loans to total loans	0.23%	0.49%
Non-performing assets to total assets	0.19%	0.39%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2014, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At March 31, 2014, we had $9.2 million of troubled debt restructurings related to ten loans as compared to $9.3 million of troubled debt restructurings related to ten loans at December 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income for the three months ended March 31, 2014 was $680,000, compared to net income of $416,000 for the three months ended March 31, 2013. The improvement in operating results of $264,000, or 63.5%, for the three months ended March 31, 2014 compared to the same period in 2013 resulted from an increase in net interest and dividend income after the provision for loan losses of $1.5 million, partially offset by an increase in noninterest expense of $880,000 and a decrease in noninterest income of $284,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million to $7.3 million for the three months ended March 31, 2014, compared to $5.8 million for the three months ended March 31, 2013. The increase in net interest and dividend income was primarily due to an increase in our total interest earning assets and the ability to attract lower cost core deposits. Total interest-earning assets increased $262.7 million, or 32.7%, to $1.1 billion for the three months ended March 31, 2014, from $803.8 million for the three months ended March 31, 2013. Net average interest-earning assets also increased $17.7 million, or 7.5%, to $252.7 million for the three months ended March 31, 2014, from $235.0 million for the three months ended March 31, 2013. Partially offsetting this increase was a decrease in our net interest margin of 14 basis points to 2.77% for the three months ended March 31, 2014, compared to 2.91% for the three months ended March 31, 2013, and a decrease in our net interest rate spread of 4 basis points to 2.61% for the three months ended March 31, 2014, compared to 2.65% for the three months ended March 31, 2013.

Interest and Dividend Income. Interest and dividend income increased $1.8 million to $8.8 million for the three months ended March 31, 2014, from $7.0 million for the three months ended March 31, 2013. The increase in interest and dividend income was primarily due to a $1.4 million increase in interest income on loans and a $324,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $190.0 million to $882.7 million for the three months ended March 31, 2014, from $692.7 million for the three months ended March 31, 2013, partially offset by a 17 basis point decrease in the average yield on loans to 3.63% from 3.80%, primarily due to lower interest rates on originated loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $65.6 million to $143.1 million for the three months ended March 31, 2014, from $77.4 million for the three months ended March 31, 2013, partially offset by a 23 basis point decrease in the average yield on securities to 2.29% from 2.52%.

Interest Expense. Interest expense increased $202,000 to $1.4 million for the three months ended March 31, 2014, from $1.2 million for the three months ended March 31, 2013. The increase resulted from a $245.1 million, or 43.1%, increase in the average balance of interest-bearing liabilities partially offset by a 16 basis point decrease in the cost of interest-bearing liabilities to 0.71% from 0.87%.

Interest expense on interest-bearing deposits increased by $136,000 to $1.2 million for the three months ended March 31, 2014, from $1.0 million for the three months ended March 31, 2013. This increase was primarily due to an increase in the interest expense on savings accounts and CD’s of $83,000 and $53,000, respectively. The increase in interest expense on savings accounts of $83,000 from $538,000 to $621,000, was driven by an increase in the average balance of $111.2 million, partially offset by a decrease in the average cost of 8 basis points to 0.57% from 0.65%. The increase in interest expense on CD’s of $53,000 from $484,000 to $537,000, was driven by an increase in the average balance of $36.4 million, partially offset by a decrease in the average cost of 25 basis points to 1.42% from 1.67%. We experienced decreases in average cost within all deposit categories except for money market accounts, which remained flat.

Interest expense on total borrowings increased $66,000 to $260,000 for the three months ended March 31, 2014, from $194,000 for the three months ended March 31, 2013. This increase was primarily due to an increase in the average balance of FHLB advances to $171.9 million for the three months ended March 31, 2014, from $74.0 million for the three months ended March 31, 2013, partially offset by a decrease in the average cost of FHLB advances to 0.59% for the three months ended March 31, 2014, from 1.01% for the three months ended March 31, 2013.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $388,000 for the three months ended March 31, 2014, compared to $327,000 for the three months ended March 31, 2013. The provision for loan losses was impacted by a reduction in a specific allowance on an impaired residential one-to-four family loan of $323,000, due to the full payoff of this loan. The allowance for loan losses was $8.3 million, or 0.90% of total loans, at March 31, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013.

Noninterest Income. Noninterest income decreased by $284,000 to $722,000 for the three months ended March 31, 2014, from $1.0 million for the three months ended March 31, 2013. This decrease was driven by a decrease in gains on sales of loans of $289,000 as we benefited less during 2014 from the interest rate environment as compared to the first quarter of 2013.

Noninterest Expense. Noninterest expense increased $880,000 to $6.7 million for the three months ended March 31, 2014, from $5.8 million for the three months ended March 31, 2013. This increase was driven by an increase in salaries and employee benefits of

$593,000 which included the impact of adding personnel for two additional branches and an amendment to an executive supplemental retirement plan agreement. Data processing expenses also increased by $92,000, quarter over quarter, driven by increases in core, online banking and loan servicing costs related to increased loan and deposit volume.

Income Tax Expense. We recorded income tax expense of $304,000 for the three months ended March 31, 2014, compared to income tax expense of $242,000 for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 30.9% compared to 36.8% for the same period in 2013. The decrease in effective tax rate was primarily the result of a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability.

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

	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Total loans	$882,743	$7,895	3.63%	$692,711	$6,492	3.80%
Securities	143,053	806	2.29%	77,442	482	2.52%
Other	40,659	21	0.21%	33,581	17	0.22%

Total interest-earning assets (5)	1,066,455	$8,722	3.32%	803,734	$6,991	3.53%
Non-interest-earning assets	29,037			25,796

Total assets	$1,095,492			$829,530

Interest-bearing liabilities:
Savings accounts	$445,326	$621	0.57%	$334,109	$538	0.65%
Checking accounts	28,842	8	0.11%	27,308	8	0.12%
Money market accounts	10,379	2	0.08%	11,007	2	0.08%
Certificates of deposit	153,882	537	1.42%	117,525	484	1.67%

Total interest-bearing deposits	638,429	1,168	0.74%	489,949	1,032	0.85%
Federal Home Loan Bank advances	171,856	251	0.59%	74,044	185	1.01%
Securities sold under agreements to repurchase	2,385	1	0.15%	3,562	1	0.15%
Other borrowed funds	1,108	8	2.88%	1,152	8	2.94%

Total interest-bearing liabilities	813,778	$1,428	0.71%	568,707	$1,226	0.87%
Non-interest-bearing liabilities	151,092			128,257

Total liabilities	964,870			696,965
Stockholders’ Equity	130,622			132,566

Total liabilities and stockholders’ equity	$1,095,492			$829,530

Net interest income		$7,294			$5,765

Net interest rate spread (2)			2.61%			2.65%
Net interest-earning assets (3)	252,677			235,027

Net interest margin (4)			2.77%			2.91%
Average interest-earning assets to interest-bearing liabilities			131.05%			141.33%

(1)	Yields and rates for the three-month periods ended March 31, 2014 and 2013 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $29,000 and $7,000 for the three months ended March 31, 2014 and 2013, respectively, are not included.

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

	Three Months Ended March 31,
	2014 vs. 2013 (unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	1,711	(308)	1,403
Securities	373	(49)	324
Other	4	—	4

Total interest-earning assets (1)	2,088	(357)	1,731

Interest-bearing liabilities:
Savings accounts	162	(79)	83
Checking accounts	—	—	—
Money market accounts	—	—	—
Certificates of deposit	134	(81)	53

Total interest-bearing deposits	296	(160)	136

Federal Home Loan Bank advances	167	(101)	66
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	—	—

Total interest-bearing liabilities	463	(261)	202

Change in net interest and dividend income	1,625	(96)	1,529

(1)	Does not include dividends on FHLB stock of $29,000 and $7,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2014 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-15.3%
+200	-5.8%
- 100	0.1%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.8% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.1% increase in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2014 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 14.4% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 6.1% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2014 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $56.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2014, we had $40.0 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $168.8 million in unused lines of credit to borrowers and $10.8 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2014 totaled $68.0 million, or 8.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2014.

Our primary investing activity is originating loans. During the three months ended March 31, 2014 and the year ended December 31, 2013, we originated $162.9 million and $507.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $63.0 million and $156.9 million for the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the levels of brokered deposits were $48.5 million and $34.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2014, we had $191.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $141.1 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $131.8 million at March 31, 2014 from $130.4 million at December 31, 2013. This increase is primarily the result of earnings of $680,000 and a $477,000 increase in additional paid-in capital related to stock based compensation.

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

We are obligated to make future payments according to various contracts. As of March 31, 2014, our contractual obligations have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	—	—	500,000
March 1 - March 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	May 9, 2014	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)