Form 10-Q
period 2014-06-30
BSB Bancorp, Inc.
filed 2014-08-08
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant had 9,063,326 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2014.

BSB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,966	$2,196
Interest-bearing deposits in other banks	46,914	35,839

Cash and cash equivalents	48,880	38,035
Interest-bearing time deposits with other banks	131	119
Investments in available-for-sale securities	22,208	21,921
Investments in held-to-maturity securities, at cost	123,682	119,776
Federal Home Loan Bank stock, at cost	10,542	7,712
Loans, net of allowance for loan losses of $8,614 as of June 30, 2014 (unaudited) and $7,958 as of December 31, 2013	987,280	839,013
Premises and equipment, net	3,245	3,327
Accrued interest receivable	2,569	2,241
Deferred tax asset, net	5,134	5,146
Income taxes receivable	683	—
Bank-owned life insurance	13,529	13,325
Other assets	3,942	4,004

Total assets	$1,221,825	$1,054,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$161,171	$139,733
Interest-bearing	730,720	625,020

Total deposits	891,891	764,753
Federal Home Loan Bank advances	180,100	142,100
Securities sold under agreements to repurchase	1,872	2,127
Other borrowed funds	1,090	1,113
Accrued interest payable	760	683
Deferred compensation liability	5,388	5,137
Income taxes payable	—	178
Other liabilities	7,332	8,107

Total liabilities	1,088,433	924,198

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,063,326 and 9,055,808 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	91	91
Additional paid-in capital	86,429	85,449
Retained earnings	51,033	49,312
Accumulated other comprehensive income (loss)	6	(188)
Unearned compensation - ESOP	(4,167)	(4,243)

Total stockholders’ equity	133,392	130,421

Total liabilities and stockholders’ equity	$1,221,825	$1,054,619

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$8,402	$6,664	$16,298	$13,157
Interest on taxable debt securities	804	424	1,610	906
Dividends	33	7	62	14
Other interest income	29	23	50	40

Total interest and dividend income	9,268	7,118	18,020	14,117

Interest expense:
Interest on deposits	1,388	1,040	2,556	2,072
Interest on Federal Home Loan Bank advances	263	173	514	357
Interest on securities sold under agreements to repurchase	1	1	2	2
Interest on other borrowed funds	7	8	15	17

Total interest expense	1,659	1,222	3,087	2,448

Net interest and dividend income	7,609	5,896	14,933	11,669
Provision for loan losses	307	100	696	427

Net interest and dividend income after provision for loan losses	7,302	5,796	14,237	11,242

Noninterest income:
Customer service fees	225	231	443	458
Income from bank-owned life insurance	101	95	199	199
Net gain on sales of loans	163	449	225	800
Net gain on sales and calls of securities	—	4	—	34
Loan servicing fee income	203	128	419	298
Other income	165	1	293	125

Total noninterest income	857	908	1,579	1,914

Noninterest expense:
Salaries and employee benefits	4,026	3,720	8,149	7,250
Director compensation	229	196	533	437
Occupancy expense	267	218	545	447
Equipment expense	157	150	311	298
Deposit insurance	180	147	364	274
Data processing	727	662	1,478	1,322
Professional fees	169	195	400	406
Marketing	256	239	515	448
Recruitment fees	6	103	21	103
Other expense	487	513	861	952

Total noninterest expense	6,504	6,143	13,177	11,937

Income before income tax expense	1,655	561	2,639	1,219
Income tax expense	614	200	918	442

Net income	$1,041	$361	$1,721	$777

Earnings per share
Basic	$0.12	$0.04	$0.20	$0.09
Diluted	$0.12	$0.04	$0.20	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$1,041	$361	$1,721	$777
Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	128	(341)	323	(640)
Reclassification adjustment for realized gains in net income	—	(4)	—	(34)

Other comprehensive income (loss), before tax	128	(345)	323	(674)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(51)	138	(129)	269

Other comprehensive income (loss), net of tax	77	(207)	194	(405)

Comprehensive income	$1,118	$154	$1,915	$372

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation ESOP	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	777	—	—	777
Other comprehensive loss	—	—	—	—	(405)	—	(405)
Release of ESOP stock	—	—	25	—	—	75	100
Stock based compensation-restricted stock awards	—	—	425	—	—	—	425
Stock based compensation-stock options	—	—	376	—	—	—	376
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at June 30, 2013	9,055,808	$91	$84,540	$48,129	$(337)	$(4,320)	$128,103

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	1,721	—	—	1,721
Other comprehensive income	—	—	—	—	194	—	194
Release of ESOP stock	—	—	52	—	—	76	128
Stock based compensation-restricted stock awards	—	—	461	—	—	—	461
Stock based compensation-stock options	—	—	434	—	—	—	434
Tax benefit from stock based compensation	—	—	11	—	—	—	11
Restricted stock grants	4,000	—	—	—	—	—	—
Stock option exercises	3,518	—	22	—	—	—	22

Balance at June 30, 2014	9,063,326	$91	$86,429	$51,033	$6	$(4,167)	$133,392

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,721	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	278	373
Net gain on sales and calls of securities	—	(34)
Gain on sales of loans, net	(225)	(800)
Loans originated for sale	(12,346)	(71,989)
Proceeds from sales of loans	19,867	76,219
Provision for loan losses	696	427
Change in net unamortized mortgage premiums	(406)	(485)
Change in net deferred loan costs	(747)	(358)
ESOP expense	128	100
Stock based compensation expense	895	801
Excess tax benefit from stock based compensation	(11)	—
Depreciation and amortization expense	385	336
Write off of premises and equipment	3	—
Deferred income tax benefit	(106)	(61)
Increase in bank-owned life insurance	(199)	(199)
Gain on sale of other real estate owned	—	(5)
Net change in:
Accrued interest receivable	(328)	(16)
Other assets	62	(1,697)
Income taxes receivable	(683)	163
Income taxes payable	(178)	—
Accrued interest payable	77	123
Deferred compensation liability	251	240
Other liabilities	(1,047)	3,692

Net cash provided by operating activities	8,087	7,607

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	119	—
Purchases of interest-bearing time deposits with other banks	(131)	—
Purchases of available-for-sale securities	—	(12,989)
Proceeds from sales of available-for-sale securities	—	17,985
Proceeds from maturities, payments, and calls of held-to-maturity securities	9,814	13,448
Purchases of held-to-maturity securities	(13,962)	(22,487)
Purchases of community loan fund investments	—	(250)
Redemption of Federal Home Loan Bank stock	—	496
Purchases of Federal Home Loan Bank stock	(2,830)	—
Recoveries of loans previously charged off	11	59
Loan originations and principal collections, net	(90,722)	(10,409)
Purchases of loans	(64,395)	(56,832)
Capital expenditures	(306)	(545)
Capital expenditures on other real estate owned	—	(79)
Premiums paid on bank-owned life insurance	(5)	(5)
Proceeds from sales of other real estate owned	—	745

Net cash used in investing activities	(162,407)	(70,863)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2014	2013
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	92,125	89,381
Net increase (decrease) in time deposits	35,013	(1,825)
Principal payments on Federal Home Loan Bank advances	(1,000)	(10,000)
Net change in short-term advances	39,000	(5,000)
Net decrease in securities sold under agreement to repurchase	(255)	(229)
Repayment of principal on other borrowed funds	(23)	(21)
Net increase (decrease) in mortgagors’ escrow accounts	272	(152)
Net proceeds from exercise of stock options	22	—
Excess tax benefit from stock based compensation	11	—
Payments to repurchase stock	—	(6,478)

Net cash provided by financing activities	165,165	65,676

Net increase in cash and cash equivalents	10,845	2,420
Cash and cash equivalents at beginning of period	38,035	52,712

Cash and cash equivalents at end of period	48,880	55,132

Supplemental disclosures:
Interest paid	$3,010	$2,325
Income taxes paid	$1,885	$731

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries Belmont Savings Bank and BSB Funding Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 815 “Derivatives and Hedging” through issuance of Accounting Standards Update (“ASU”) 2013-10 “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued amendments to ASC 740 “Income Taxes” through issuance of ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued amendments to ASC 323 “Investments - Equity Method and Joint Ventures” through issuance of ASU 2014-1 “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

In January 2014, the FASB issued amendments to ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors” through issuance of ASU 2014-4 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued amendments to ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment” through issuance of ASU 2014-8 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB created ASC 606 “Revenue from Contracts with Customers” through issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued amendments to ASC 860 “Transfers and Servicing” through issuance of ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). These amendments change the accounting for repurchase-to-maturity transactions which are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase. The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty. Under ASU 2014-11, all repurchase financings will now be accounted for separately, which will result in securedborrowing accounting for the reverse repurchase agreement. ASU 2014-11 also introduces new disclosure requirements regarding repurchase agreements and securities lending transactions as well as certain other transactions which involve the transfer of financial assets accounted for as sales and where the transferor retains substantially all of the exposure to the economic return on the transferred assets. ASU 2014-11 is effective for interim or annual periods beginning after December 15, 2014 with early adoption prohibited. As of adoption date, the accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements is adjusted by means of a cumulative-effect adjustment to the balance sheet and retained earnings. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued amendments to ASC 718 “Compensation—Stock Compensation” through the issuance of ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2014				December 31, 2013
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,235	$141	$(168)	$22,208	$22,271	$75	$(425)	$21,921

	$22,235	$141	$(168)	$22,208	$22,271	$75	$(425)	$21,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$105,152	$1,180	$(274)	$106,058	$99,257	$572	$(998)	$98,831
Corporate debt securities	18,530	163	(37)	18,656	20,519	120	(489)	20,150

	$123,682	$1,343	$(311)	$124,714	$119,776	$692	$(1,487)	$118,981

The amortized cost basis and estimated fair value of debt securities by contractual maturity at June 30, 2014 is as follows (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$1,004	$1,009
Due after one year through five years	12,815	12,957	7,408	7,531
Due after five years through ten years	9,420	9,251	67,508	67,970
Due after ten years	—	—	47,762	48,204

	$22,235	$22,208	$123,682	$124,714

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and six months ended June 30, 2014 (unaudited), there were no sales of available-for-sale securities. During the three and six months ended June 30, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted to $7.7 million and $18.0 million, respectively. The following table shows the gross gains and losses realized on sales of available-for-sale securities for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Gross gains	$—	$5	$—	$64
Gross losses	—	(1)	—	(30)

Net gains on sales of available-for-sale securities	$—	$4	$—	$34

Income tax expense attributable to realized net gains on sales of AFS debt securities	$—	$1	$—	$14

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	Less than 12 Months		12 Months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014 (unaudited):
Available-for-sale
Corporate debt securities	$4,996	$(4)	$4,255	$(164)
Held-to-maturity
Corporate debt securities	—	—	7,663	(37)
U.S. government sponsored mortgage backed securities	7,835	(23)	18,216	(251)

Total temporarily impaired securities	$12,831	$(27)	$30,134	$(452)

December 31, 2013:
Available-for-sale
Corporate debt securities	$4,970	$(30)	$4,052	$(395)
Held-to-maturity
Corporate debt securities	10,010	(489)	—	—
U.S. government sponsored mortgage backed securities	59,073	(998)	6	—

Total temporarily impaired securities	$74,053	$(1,517)	$4,058	$(395)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2014 (unaudited), twenty securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2014 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to twenty debt securities with aggregate depreciation of 1.1% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

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

In addition to the securities listed above, the Company holds securities in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments are included in other assets and consist primarily of cash and cash equivalents and actively traded mutual funds, and are recorded at fair value. The fair value of these Rabbi Trust investments at June 30, 2014 and December 31, 2013 were $2.3 million and $2.2 million, respectively. For the three and six month periods ending June 30, 2014, the net gain on Rabbi Trust investments still held at the reporting date was $40,000 and $62,000, respectively. For the three and six month periods ending June 30, 2013, the net loss on Rabbi Trust investments still held at the reporting date was $18,000 and $18,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and any premiums or discounts on purchased loans.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity loans, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended June 30, 2014 or during fiscal year 2013.

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

Commercial real estate loans – Loans in this segment are primarily secured by income-producing properties in eastern Massachusetts. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally obtains rent rolls annually and continually monitors the cash flows of these borrowers.

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

Other consumer loans - Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured for impairment using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of collateral method is used. When the fair value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable.

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2014 (unaudited) and December 31, 2013, the Company had unallocated reserves of $158,000 and $139,000, respectively.

Loans consisted of the following (in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$348,857	35.25%	$287,652	34.17%
Commercial real estate loans (1)	359,546	36.34	320,807	38.10
Home equity	110,876	11.20	92,461	10.98
Construction loans	14,694	1.48	9,965	1.18

Total mortgage loans	833,973	84.27	710,885	84.43

Commercial loans	39,018	3.94	30,691	3.65
Consumer loans:
Indirect auto loans	116,189	11.74	99,798	11.85
Other consumer loans	522	0.05	558	0.07

	155,729	15.73	131,047	15.57

Total loans	989,702	100.00%	841,932	100.00%

Net deferred loan costs	4,282		3,535
Net unamortized mortgage premiums	1,910		1,504
Allowance for loan losses	(8,614)		(7,958)

Total loans, net	$987,280		$839,013

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2014 and 2013 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2014 (unaudited) and December 31, 2013. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,046	$203	$—	$—	$2,249
Commercial real estate	4,123	(165)	—	—	3,958
Construction	161	26	—	—	187
Commercial	407	110	(4)	—	513
Home equity	601	105	—	—	706
Indirect auto	833	17	(29)	3	824
Other consumer	18	6	(9)	4	19
Unallocated	153	5	—	—	158

Total	$8,342	$307	$(42)	$7	$8,614

	Three Months Ended June 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,367	$11	$—	$—	$1,378
Commercial real estate	3,323	21	—	—	3,344
Construction	166	60	—	—	226
Commercial	491	(51)	—	—	440
Home equity	474	64	—	—	538
Indirect auto	813	(14)	(24)	10	785
Other consumer	18	7	(11)	3	17
Unallocated	126	2	—	—	128

Total	$6,778	$100	$(35)	$13	$6,856

	Six Months Ended June 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,189	$60	$—	$—	$2,249
Commercial real estate	3,621	337	—	—	3,958
Construction	134	53	—	—	187
Commercial	419	98	(4)	—	513
Home equity	681	25	—	—	706
Indirect auto	749	103	(32)	4	824
Other consumer	26	1	(15)	7	19
Unallocated	139	19	—	—	158

Total	$7,958	$696	$(51)	$11	$8,614

	Six Months Ended June 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,412	$(34)	$—	$—	$1,378
Commercial real estate	3,039	305	—	—	3,344
Construction	198	28	—	—	226
Commercial	470	(30)	—	—	440
Home equity	466	72	—	—	538
Indirect auto	772	5	(42)	50	785
Other consumer	19	17	(28)	9	17
Unallocated	64	64	—	—	128

Total	$6,440	$427	$(70)	$59	$6,856

	June 30, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$5,023	$564	$343,834	$1,685	$348,857	$2,249
Commercial real estate	3,969	11	355,577	3,947	359,546	3,958
Construction	—	—	14,694	187	14,694	187
Commercial	—	—	39,018	513	39,018	513
Home equity	498	—	110,378	706	110,876	706
Indirect auto	—	—	116,189	824	116,189	824
Other consumer	—	—	522	19	522	19
Unallocated	—	—	—	158	—	158

Total	$9,490	$575	$980,212	$8,039	$989,702	$8,614

	December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Other consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2014 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,911	$1,911	$564
Commercial real estate	3,087	3,087	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$4,998	$4,998	$575

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,112	$3,112	$—
Commercial real estate	882	882	—
Construction	—	—	—
Commercial	—	—	—
Home equity	498	697	—
Indirect auto	—	—	—
Other consumer	—	1	—

Totals	$4,492	$4,692	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Other consumer	1	1	—

Totals	$4,545	$4,744	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended June 30, 2014		Three months ended June 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,911	$3	$2,452	$3
Commercial real estate	3,092	32	1,045	27
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$5,003	$35	$3,497	$30

	Three months ended June 30, 2014		Three months ended June 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,119	$23	$5,071	$38
Commercial real estate	892	9	3,690	62
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	465	2	493	4
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,476	$34	$9,254	$104

	Six months ended June 30, 2014		Six months ended June 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,071	$108	$2,456	$6
Commercial real estate	3,099	52	523	27
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$5,170	$160	$2,979	$33

	Six months ended June 30, 2014		Six months ended June 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,131	$49	$5,008	$72
Commercial real estate	923	17	3,510	86
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	432	5	506	10
Indirect auto	—	—	3	—
Other consumer	—	—	—	—

Totals	$4,486	$71	$9,027	$168

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2014 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$1,700	$1,700	$—	$1,943
Commercial real estate	—	—	—	—	—	—
Home equity	125	—	298	$423	—	298
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	63	—	63	—	—
Indirect auto	212	35	—	247	—	—
Other consumer	—	—	—	—	—	—

Total	$337	$98	$1,998	$2,433	$—	$2,241

	December 31, 2013
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Other consumer	—	—	1	1	—	1

Total	$1,546	$—	$1,966	$3,512	$—	$4,115

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

The following tables present the Company’s loans by risk rating at June 30, 2014 (unaudited) and December 31, 2013 (in thousands).

There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$3,080	$2,689	$343,088	$348,857
Commercial real estate	346,501	4,228	8,817	—	359,546
Construction	14,694	—	—	—	14,694
Commercial	39,012	5	1	—	39,018
Home equity	—	200	1,097	109,579	110,876
Indirect auto	—	—	—	116,189	116,189
Other consumer	—	—	—	522	522

Total	$400,207	$7,513	$12,604	$569,378	$989,702

	December 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$3,123	$4,613	$279,916	$287,652
Commercial real estate	307,093	4,277	9,437	—	320,807
Construction	9,965	—	—	—	9,965
Commercial	30,643	48	—	—	30,691
Home equity	—	200	999	91,262	92,461
Indirect auto	—	—	—	99,798	99,798
Other consumer	—	9	4	545	558

Total	$347,701	$7,657	$15,053	$471,521	$841,932

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and six months ended June 30, 2014, no new loans were modified and determined to be troubled debt restructurings, however, three loans that had already been determined to be TDR’s were remodified. During the three and six months ended June 30, 2013, three and five were modified and determined to be TDR’s, respectively. At June 30, 2014, the Company had $9.1 million of troubled debt restructurings related to 10 loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
TDR’s on Accrual Status	$7,249	$7,366
TDR’s on Nonaccrual Status	1,900	1,900

Total TDR’s	$9,149	$9,266

Amount of specific allocation included in the allowance for loan losses associated with TDR’s	$555	$543
Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands):

		Three months ended June 30, 2014	(unaudited)		Three months ended June 30, 2013	(unaudited)

	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$1,700	$1,700	—	$—	$—
Home equity	1	200	200	—	—	—
Commercial real estate	1	882	882	3	4,638	4,128

Total	3	$2,782	$2,782	3	$4,638	$4,128

		Six months ended June 30, 2014	(unaudited)		Six months ended June 30, 2013	(unaudited)

	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$1,700	$1,700	1	$347	$378
Home equity	1	200	200	—	—	—
Commercial real estate	1	882	882	4	4,732	4,128

Total	3	$2,782	$2,782	5	$5,079	$4,506

The three loans modified during the three and six months ended June 30, 2014 were TDR’s that have been modified more than once. There was no financial impact upon these current modifications.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

	Three months ended June 30, 2014	Three months ended June 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$882	$992
Interest only	$1,900	$—
Adjusted Interest Rate	—	3,136

Total	$2,782	$4,128

	Six months ended June 30, 2014	Six months ended June 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$882	$1,370
Interest only	$1,900	$—
Adjusted Interest Rate	—	3,136

Total	$2,782	$4,506

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were two TDR’s in the amount of $1.9 million that have been modified during the twelve months ending on June 30, 2014 which have subsequently defaulted during the three and six month periods ending on June 30, 2014. There were no TDR’s that have been modified during the twelve months ending on June 30, 2013 which have subsequently defaulted during the three and six month periods ending on June 30, 2013.

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

At June 30, 2014 (unaudited) and December 31, 2013, residential loans previously sold and serviced by the Company were $61.1 million and $61.2 million, respectively. At June 30, 2014 (unaudited) and December 31, 2013, indirect auto loans previously sold and serviced by the Company were $113.4 million and $124.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of June 30, 2014 (unaudited) and December 31, 2013, the principal balance of these loans sold with recourse amounted to $1.1 million and $1.1 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

Mortgage servicing rights (MSR) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type

(i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Balance at beginning of period	$403	$367	$411	$353
Capitalization	22	74	29	116
Amortization	(19)	(31)	(36)	(59)
Impairment	(4)	(56)	(2)	(56)

Balance at end of period	$402	$354	$402	$354

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2014 (unaudited) and December 31, 2013 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2014 and December 31, 2013 was $1.9 million and $2.1 million, respectively.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of June 30, 2014 (unaudited) and December 31, 2013, the principal balance of these loans totaled $1.1 million and $1.1 million, respectively. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2014 (unaudited) and December 31, 2013 relating to these plans was $1.6 million and $1.5 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2014 (unaudited) and December 31, 2013 relating to this plan was $545,000 and $553,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At June 30, 2014 (unaudited) and December 31, 2013, there were four and three participants, respectively, in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2014 (unaudited) and December 31, 2013 relating to this plan was $880,000 and $729,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $491,000 and $275,000 for the three months ended June 30, 2014 and 2013 (unaudited), respectively, and $857,000 and $506,000 for the six months ended June 30, 2014 and 2013 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2014 and 2013 (unaudited) totaled $206,000 and $191,000, respectively, and for the six months ended June 30, 2014 and 2013 (unaudited) totaled $356,000 and $359,000, respectively.

Deferred Compensation Plans

The Company has a compensation deferral plan by which selected employees and Directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of June 30, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Rabbi Trust was $2.3 million and $2.2 million, respectively. As of June 30, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Salary Deferral Plan was $48,000 and $91,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The value of any award payable to a participant shall be paid in the form of a single lump sum. The vesting period associated with the Plan begins the date a participant is awarded a Capital Appreciation Award and ended on June 30, 2014. The Company recognized $31,000 and $31,000 in relation to the plan during the three months ended June 30, 2014 and 2013 (unaudited), respectively, and $61,000 and $51,000 in relation to the plan during the six months ended June 30, 2014 and 2013, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at June 30, 2014). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

June 30, 2014 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,361	$—	$4,361
FHLB borrowings	54,243	447,028	501,271
Federal Reserve Bank LOC	16,647	—	16,647

Total pledged assets	$75,251	$447,028	$522,279

December 31, 2013	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,832	$—	$4,832
FHLB borrowings	48,133	415,924	464,057
Federal Reserve Bank LOC	3,016	—	3,016

Total pledged assets	$55,981	$415,924	$471,905

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013
Net income	$1,041	$361	$1,721	$777
Undistributed earnings attributable to participating securities	(35)	(14)	(57)	(31)

Net income allocated to common stockholders	$1,006	$347	$1,664	$746

Weighted average shares outstanding, basic	8,354,185	8,427,481	8,350,060	8,562,039

Effect of dilutive shares	178,008	89,468	142,839	82,134

Weighted average shares outstanding, assuming dilution	8,532,193	8,516,949	8,492,899	8,644,173

Basic EPS	$0.12	$0.04	$0.20	$0.09
Effect of dilutive shares	—	—	—	—

Diluted EPS	$0.12	$0.04	$0.20	$0.09

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013
Stock options	30,463	827,351	44,628	838,916

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. During the six months ended June 30, 2013, the Company repurchased 476,622 shares at an aggregate cost of $6.5 million and completed the program. On June 22, 2013, the Company’s Board of Directors authorized a second program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the six months ended June 30, 2014 and 2013, the Company did not repurchase any shares under the second repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Stock options	$201	$187	$434	$376
Restricted stock awards	215	215	461	425

Total stock based compensation expense	416	402	895	801

Related tax benefits recognized in earnings	$119	$119	$265	$235

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of June 30, 2014 (unaudited)		As of December 31, 2013
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$2,529	3.49	$2,797	3.94

Restricted stock	2,682	3.45	2,997	3.91

Total	$5,211		$5,794

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2014 and December 31, 2013. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At June 30, 2014
Securities available-for-sale Corporate debt securities	$—	$22,208	$—	$22,208
Trading securities Rabbi trust investments	2,262	52	—	2,314

Totals	$2,262	$22,260	$—	$24,522

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2013
Securities available-for-sale Corporate debt securities	$—	$21,921	$—	$21,921
Trading securities Rabbi trust investments	2,181	53	—	2,234

Totals	$2,181	$21,974	$—	$24,155

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at June 30, 2014 (unaudited) and December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,345

Totals	$—	$—	$1,345

	December 31, 2013
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$3,199

Totals	$—	$—	$3,199

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Non financial assets also include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value.

The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	June 30, 2014
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing rights	$—	$—	$402

Totals	$—	$—	$402

	December 31, 2013
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$411

Totals	$—	$—	$411

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

Deposits- Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts. The fair value of deposits also includes the benefit that results from the low-cost funding provided by the Company’s core deposit relationships.

FHLB advances- The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$48,880	$48,880	$48,880	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	123,682	124,714	—	124,714	—
Federal Home Loan Bank stock	10,542	10,542	—	10,542	—
Loans, net	987,280	981,192	—	—	981,192
Accrued interest receivable	2,569	2,569	2,569	—	—
Financial liabilities:
Deposits	891,891	873,213	—	873,213	—
Federal Home Loan Bank advances	180,100	180,295	—	180,295	—
Securities sold under agreements to repurchase	1,872	1,872	—	1,872	—
Other borrowed funds	1,090	1,053	—	1,053	—
Accrued interest payable	760	760	760	—	—
Mortgagor’s escrow accounts	1,326	1,326	—	1,326	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,035	$38,035	$38,035	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	119,776	118,981	—	118,981	—
Federal Home Loan Bank stock	7,712	7,712	—	7,712	—
Loans, net	839,013	833,423	—	—	833,423
Accrued interest receivable	2,241	2,241	2,241	—	—
Financial liabilities:
Deposits	764,753	742,785	—	742,785	—
Federal Home Loan Bank advances	142,100	141,960	—	141,960	—
Securities sold under agreements to repurchase	2,127	2,127	—	2,127	—
Other borrowed funds	1,113	1,113	—	1,113	—
Accrued interest payable	683	683	683	—	—
Mortgagor’s escrow accounts	1,054	1,054	—	1,054	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2014 (unaudited and in thousands)			Three months ended June 30, 2013 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$128	$(51)	$77	$(341)	$137	$(204)
Reclassification adjustment for net realized gains included in net income (1)	—	—	—	(4)	1	(3)

Total securities available-for-sale	128	(51)	77	(345)	138	(207)

Other comprehensive income (loss)	$128	$(51)	$77	$(345)	$138	$(207)

	Six months ended June 30, 2014 (unaudited and in thousands)			Six months ended June 30, 2013 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$323	$(129)	$194	$(640)	$255	$(385)
Reclassification adjustment for net realized gains included in net income (1)	—	—	—	(34)	14	(20)

Total securities available-for-sale	323	(129)	194	(674)	269	(405)

Other comprehensive income (loss)	$323	$(129)	$194	$(674)	$269	$(405)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows: the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

Information on the Company’s accumulated other comprehensive (loss) income, net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized (loss) gain on securities available for sale	Unrecognized actuarial gain (loss) on Defined benefit pension plan	Accumulated other comprehensive income (loss)
Beginning Balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	194	—	194

Ending balance: June 30, 2014	$(16)	$22	$6

Beginning Balance: January 1, 2013	$91	$(23)	$68
Other comprehensive loss	(405)	—	(405)

Ending balance: June 30, 2013	$(314)	$(23)	$(337)

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets. Total assets increased $167.2 million to $1.2 billion at June 30, 2014, from $1.1 billion at December 31, 2013. The increase was primarily the result of a $148.3 million, or 17.7%, increase in net loans, a $10.8 million, or 28.5%, increase in cash and cash equivalents, and a $4.2 million, or 3.0% increase in investment securities. Federal Home Loan Bank stock also increased by $2.8 million, or 36.7% as a result of increases in borrowings from the Federal Home Loan Bank.

Loans. Our plan to prudently increase our commercial and consumer loan portfolios is working as we experienced solid growth in our commercial real estate loans, residential real estate loans, indirect auto loans and home equity loans during the six months ending June 30, 2014. Net loans increased by $148.3 million to $987.3 million at June 30, 2014 from $839.0 million at December 31, 2013. The increase in net loans was primarily due to increases of $61.2 million, or 21.3%, in residential one-to-four family loans, $38.7 million, or 12.1%, in commercial real estate loans, $18.4 million, or 19.9%, in home equity lines of credit, $16.4 million, or 16.4%, in indirect auto loans, and $8.3 million, or 27.1%, in commercial loans. While we have continued to originate one-to-four family residential loans and indirect auto loans in 2014, we have also continued to sell a portion of these loan types as part of our strategy. We base the amount of one-to-four family residential loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. We base the amount of indirect auto loans that we sell on our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors.

Investment Securities. Total investment securities increased $4.2 million, to $145.9 million at June 30, 2014, from $141.7 million at December 31, 2013. The increase in investment securities primarily resulted from an increase of $3.9 million, or 3.3%, in held-to-maturity securities. This increase was driven by an increase in U.S. government sponsored mortgage-backed securities of $5.9 million, or 5.9%, partially offset by a decrease in corporate debt securities of $2.0 million, or 9.7%.

Cash and Cash Equivalents. Cash and cash equivalents increased by $10.8 million, or 28.5%, to $48.9 million at June 30, 2014, from $38.0 million at December 31, 2013.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2014, our investment in bank-owned life insurance was $13.5 million, an increase of $204,000 from $13.3 million at December 31, 2013, reflecting premiums paid and an increase in cash surrender value.

Deposits. Deposits increased $127.1 million, or 16.6%, to $891.9 million at June 30, 2014 from $764.8 million at December 31, 2013. The increase in deposits was due to an increase of $40.6 million, or 125.3%, increase in interest bearing checking accounts, an increase of $35.0 million, or 24.0%, in certificates of deposit (“CDs”), an increase of $30.5 million, or 7.0% in savings accounts and an increase of $21.4 million, or 15.3%, in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $92.1 million, or 14.9%. The maturing of our three InStore branches and the ongoing growth of our municipal banking program drove both checking and savings deposits. In addition, new and expanding small business banking and commercial real estate customer relationships continue to be important contributors to this strong performance.

The following table sets forth the Company’s deposit accounts at the dates indicated (in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$161,171	18.07%	$139,733	18.27%
Interest-bearing checking accounts	72,925	8.18	32,372	4.23
Savings accounts	466,509	52.30	435,963	57.01
Money market deposits	10,089	1.13	10,501	1.37

Total transaction accounts	710,694	79.68	618,569	80.88

Term certificates less than $100,000	56,603	6.35	63,279	8.27
Term certificates $100,000 or more	124,594	13.97	82,905	10.85

Total certificate accounts	181,197	20.32	146,184	19.12

Total deposits	$891,891	100.00%	$764,753	100.00%

Borrowings. At June 30, 2014, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006 that are accounted for as a secured borrowing. As of June 30, 2014, the principal balance of these loans sold with recourse amounted to $1.1 million. We have not incurred any losses related to the loans sold with recourse.

Total borrowings increased $37.7 million, or 26.0%, to $183.1 million at June 30, 2014, from $145.3 million at December 31, 2013. Advances from the Federal Home Loan Bank of Boston drove this increase as they increased $38.0 million to $180.1 million at June 30, 2014, from $142.1 million at December 31, 2013.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$61,100	$62,100
Other borrowed funds	1,090	1,113

	62,190	63,213

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	119,000	80,000
Repurchase agreements	1,872	2,127

	120,872	82,127

Total borrowed funds	$183,062	$145,340

Stockholders’ Equity. Total stockholders’ equity increased $3.0 million, or 2.3%, to $133.4 million at June 30, 2014 from $130.4 million as of December 31, 2013. This increase is primarily the result of earnings of $1.7 million and a $980,000 increase in additional paid-in capital related to stock based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30, 2014	At December 31, 2013
	(unaudited)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,943	$3,860
Commercial real estate	—	38
Construction loans	—	—
Home equity	298	200
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	16
Other consumer loans	—	1

Total non-accrual loans	$2,241	$4,115

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	$—	$—
Commercial real estate	—	—
Construction loans	—	—
Home equity	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	2,241	4,115

Other real estate owned	—	—
Repossessed automobiles	15	—

Total non-performing assets (NPAs)	$2,256	$4,115

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,900	$1,900
Troubled debt restructures not included in NPAs	7,249	7,366

Total troubled debt restructures	$9,149	$9,266

Ratios:
Non-performing loans to total loans	0.23%	0.49%
Non-performing assets to total assets	0.18%	0.39%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2014, there were no loans on non-accrual that were determined to not be impaired.

Non-accrual Loans. Non-accrual one-to-four family residential loans decreased by $1.9 million from December 31, 2013 to June 30, 2014. This decrease was due to the full payoff of one impaired loan.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At June 30, 2014, we had $9.1 million of troubled debt restructurings related to ten loans as compared to $9.3 million of troubled debt restructurings related to ten loans at December 31, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. Net income for the three months ended June 30, 2014 was $1.0 million, compared to net income of $361,000 for the three months ended June 30, 2013. The improvement in operating results of $680,000, or 188.4%, for the three months ended June 30, 2014 compared to the same period in 2013 resulted from an increase in net interest and dividend income after the provision for loan losses of $1.5 million, partially offset by an increase in noninterest expense of $361,000 and a decrease in noninterest income of $51,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million, or 29.0% to $7.6 million for the three months ended June 30, 2014, compared to $5.9 million for the three months ended June 30, 2013. The increase in net interest and dividend income was primarily due to an increase in our total interest earning assets and the ability to attract lower cost core deposits. Total average interest-earning assets increased $306.3 million, or 36.2%, to $1.2 billion for the three months ended June 30, 2014, from $846.9 million for the three months ended June 30, 2013. Average net interest-earning assets also increased $24.3 million, or 10.1%, to $264.9 million for the three months ended June 30, 2014, from $240.7 million for the three months ended June 30, 2013. There was a decrease in our net interest margin of 15 basis points to 2.64% for the three months ended June 30, 2014, compared to 2.79% for the three months ended June 30, 2013, and a decrease in our net interest rate spread of 10 basis points to 2.46% for the three months ended June 30, 2014, compared to 2.56% for the three months ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $2.1 million, or 30.2%, to $9.3 million for the three months ended June 30, 2014, from $7.1 million for the three months ended June 30, 2013. The increase in interest and dividend income was primarily due to a $1.7 million increase in interest income on loans and a $380,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $230.0 million to $958.9 million for the three months ended June 30, 2014, from $728.9 million for the three months ended June 30, 2013, partially offset by a 16 basis point decrease in the average yield on loans to 3.51% from 3.67%, primarily due to lower interest rates on originated loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $73.7 million to $146.3 million for the three months ended June 30, 2014, from $72.6 million for the three months ended June 30, 2013, partially offset by a 14 basis point decrease in the average yield on securities to 2.20% from 2.34%.

Interest Expense. Interest expense increased $437,000 to $1.7 million for the three months ended June 30, 2014, from $1.2 million for the three months ended June 30, 2013. The increase resulted from a $282.0 million, or 46.5%, increase in the average balance of interest-bearing liabilities partially offset by a 6 basis point decrease in the cost of interest-bearing liabilities to 0.75% from 0.81%.

Interest expense on interest-bearing deposits increased by $348,000 to $1.4 million for the three months ended June 30, 2014, from $1.0 million for the three months ended June 30, 2013. This increase was primarily due to an increase in the interest expense on CD’s and savings accounts of $199,000 and $141,000, respectively. The increase in interest expense on CD’s of $199,000 from $462,000 to $661,000, was driven by an increase in the average balance of $55.0 million, partially offset by a decrease in the average cost of 5 basis points to 1.56% from 1.61%. The increase in interest expense on savings accounts of $141,000 from $567,000 to $708,000, was driven by an increase in the average balance of $104.9 million, partially offset by a decrease in the average cost of 2 basis points to 0.60% from 0.62%. We experienced decreases in the average cost within savings and CD’s, while the cost of money market accounts remained flat, and we experienced a slight increase on checking accounts of 4 basis points, from 0.11% to 0.15%.

Interest expense on total borrowings increased $89,000 to $271,000 for the three months ended June 30, 2014, from $182,000 for the three months ended June 30, 2013. This increase was primarily due to an increase in the average balance of FHLB advances of $111.0 million, or 146.8%, to $186.6 million for the three months ended June 30, 2014, from $75.6 million for the three months ended June 30, 2013, partially offset by a decrease in the average cost of FHLB advances of 36 basis points to 0.56% for the three months ended June 30, 2014, from 0.92% for the three months ended June 30, 2013.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements and included in this Form 10-Q, we recorded a provision for loan losses of $307,000 for the three months ended June 30, 2014, compared to $100,000 for the three months ended June 30, 2013. The increase in the provision for loan losses was driven by an increase in loan growth during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The allowance for loan losses was $8.6 million, or 0.87% of total loans, at June 30, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013. The decrease in the allowance for loan losses as a percentage of total loans was driven by lower observed loss rates and improvements in economic conditions, such as unemployment, within our lending footprint. We also experienced a shift in our loan portfolio mix to loan types of lesser risk, such as residential real estate loans, which contributed to the decrease to the allowance for loan losses as a percentage of total loans.

Noninterest Income. Noninterest income decreased by $51,000 to $857,000 for the three months ended June 30, 2014, from $908,000 for the three months ended June 30, 2013. This decrease was driven by a decrease in gains on sales of loans of $286,000 as we benefited less during 2014 from the interest rate environment as compared to the second quarter of 2013. This was partially offset by an increase in other income of $164,000 which was driven by an increase in vendor loss experience refunds related to our indirect auto loan portfolio.

Noninterest Expense. Noninterest expense increased $361,000 to $6.5 million for the three months ended June 30, 2014, from $6.1 million for the three months ended June 30, 2013. This increase was driven by an increase in salaries and employee benefits of $306,000 which included the impact of adding personnel for two additional branches.

Income Tax Expense. We recorded income tax expense of $614,000 for the three months ended June 30, 2014, compared to income tax expense of $200,000 for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was 37.1% compared to 35.7% for the same period in 2013. The increase in the effective tax rate was primarily the result of the increase in taxable income which reduced the impact of tax-exempt income from bank owned life insurance.

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

	For the Three Months Ended June 30,
	(unaudited)
	2014			2013
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$958,895	$8,402	3.51%	$728,878	$6,664	3.67%
Securities	146,313	804	2.20%	72,609	424	2.34%
Other	47,928	29	0.24%	45,396	23	0.20%

Total interest-earning assets (5)	1,153,136	$9,235	3.21%	846,883	$7,111	3.37%
Non-interest-earning assets	30,582			25,325

Total assets	$1,183,718			$872,208

Interest-bearing liabilities:
Savings accounts	$474,205	$708	0.60%	$369,336	$567	0.62%
Checking accounts	43,836	17	0.15%	31,351	9	0.11%
Money market accounts	10,208	2	0.08%	10,267	2	0.08%
Certificates of deposit	170,248	661	1.56%	115,286	462	1.61%

Total interest-bearing deposits	698,497	1,388	0.80%	526,240	1,040	0.79%
Federal Home Loan Bank advances	186,584	263	0.56%	75,616	173	0.92%
Securities sold under agreements to repurchase	2,032	1	0.15%	3,210	1	0.15%
Other borrowed funds	1,097	7	2.73%	1,142	8	2.93%

Total interest-bearing liabilities	888,210	$1,659	0.75%	606,208	$1,222	0.81%
Non-interest-bearing liabilities	164,156			136,317

Total liabilities	1,052,366			742,525
Stockholders’ Equity	131,352			129,683

Total liabilities and stockholders’ equity	$1,183,718			$872,208

Net interest income		$7,576			$5,889

Net interest rate spread (2)			2.46%			2.56%
Net interest-earning assets (3)	264,926			240,675

Net interest margin (4)			2.64%			2.79%
Average interest-earning assets to interest-bearing liabilities			129.83%			139.70%

(1)	Yields and rates for the three-month periods ended June 30, 2014 and 2013 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $33,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively, are not included.

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

	Three Months Ended June 30, 2014 vs, 2013 (unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
		(In thousands)
Interest-earning assets:
Loans	2,025	(287)	1,738
Securities	407	(27)	380
Other	1	5	6

Total interest-earning assets (1)	2,433	(309)	2,124

Interest-bearing liabilities:
Savings accounts	156	(15)	141
Checking accounts	4	4	8
Money market accounts	—	—	—
Certificates of deposit	214	(15)	199

Total interest-bearing deposits	374	(26)	348

Federal Home Loan Bank advances	176	(86)	90
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	(1)	(1)

Total interest-bearing liabilities	550	(113)	437

Change in net interest income	1,883	(196)	1,687

(1)	Does not include dividends on FHLB stock of $33,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. Net income for the six months ended June 30, 2014 was $1.7 million, compared to net income of $777,000 for the six months ended June 30, 2013. The improvement in operating results of $944,000, or 121.5%, for the six months ended June 30, 2014 compared to the same period in 2013 resulted from an increase in net interest and dividend income after the provision for loan losses of $3.0 million, partially offset by an increase in noninterest expense of $1.2 million and a decrease in noninterest income of $335,000.

Net Interest and Dividend Income. Net interest and dividend income increased $3.3 million, or 28.0% to $14.9 million for the six months ended June 30, 2014, compared to $11.7 million for the six months ended June 30, 2013. The increase in net interest and dividend income was primarily due to an increase in our total average interest-earning assets and the ability to attract lower cost core deposits. Total average interest-earning assets increased $284.6 million, or 34.5%, to $1.1 billion for the six months ended June 30, 2014, from $825.4 million for the six months ended June 30, 2013. Average net interest-earning assets also increased $21.0 million, or 8.8%, to $258.9 million for the six months ended June 30, 2014, from $237.9 million for the six months ended June 30, 2013. There was a decrease in our net interest margin of 15 basis points to 2.70% for the six months ended June 30, 2014, compared to 2.85% for the six months ended June 30, 2013, and a decrease in our net interest rate spread of 7 basis points to 2.53% for the six months ended June 30, 2014, compared to 2.60% for the six months ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $3.9 million, or 27.6%, to $18.0 million for the six months ended June 30, 2014, from $14.1 million for the six months ended June 30, 2013. The increase in interest and dividend income was primarily due to a $3.1 million increase in interest income on loans and a $704,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $210.1 million to $921.0 million for the six months ended June 30, 2014, from $710.9 million for the six months ended June 30, 2013, partially offset by a 16 basis point decrease in the average yield on loans to 3.57% from 3.73%, primarily due to lower interest rates on originated loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $69.7 million to $144.7 million for the six months ended June 30, 2014, from $75.0 million for the six months ended June 30, 2013, partially offset by a 19 basis point decrease in the average yield on securities to 2.24% from 2.43%.

Interest Expense. Interest expense increased $639,000 to $3.1 million for the six months ended June 30, 2014, from $2.4 million for the six months ended June 30, 2013. The increase resulted from a $263.6 million, or 44.9%, increase in the average balance of interest-bearing liabilities partially offset by an 11 basis point decrease in the cost of interest-bearing liabilities to 0.73% from 0.84%.

Interest expense on interest-bearing deposits increased by $484,000 to $2.6 million for the six months ended June 30, 2014, from $2.1 million for the six months ended June 30, 2013. This increase was primarily due to an increase in the interest expense on CD’s and savings accounts of $252,000 and $224,000, respectively. The increase in interest expense on CD’s of $252,000 from $946,000 to $1.2 million, was driven by an increase in the average balance of $45.7 million, partially offset by a decrease in the average cost of 15 basis points to 1.49% from 1.64%. The increase in interest expense on savings accounts of $224,000 from $1.1 million to $1.3 million, was driven by an increase in the average balance of $108.0 million, partially offset by a decrease in the average cost of 5 basis points to 0.58% from 0.63%. We experienced decreases in the average cost within savings and CD’s, while the cost of money market accounts remained flat, and we experienced a slight increase on checking accounts of 2 basis points, from 0.12% to 0.14%.

Interest expense on total borrowings increased $155,000 to $531,000 for the six months ended June 30, 2014, from $376,000 for the six months ended June 30, 2013. This increase was primarily due to an increase in the average balance of FHLB advances of $104.4 million, or 139.5%, to $179.3 million for the six months ended June 30, 2014, from $74.8 million for the six months ended June 30, 2013, partially offset by a decrease in the average cost of FHLB advances of 38 basis points to 0.58% for the six months ended June 30, 2014, from 0.96% for the six months ended June 30, 2013.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements and included in this Form 10-Q, we recorded a provision for loan losses of $696,000 for the six months ended June 30, 2014, compared to $427,000 for the six months ended June 30, 2013. The increase in the provision for loan losses was driven by an increase in loan growth during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, partially offset by a reduction in a specific allowance on an impaired residential one-to-four family loan of $323,000, due to the full payoff of this loan. The allowance for loan losses was $8.6 million, or 0.87% of total loans, at June 30, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013. The decrease in the allowance for loan losses as a percentage of total loans was driven by lower observed loss rates and improvements in economic conditions, such as unemployment, within our lending footprint. We also experienced a shift in our loan portfolio mix to loan types of lesser risk, such as residential real estate loans, which contributed to the decrease to the allowance for loan losses as a percentage of total loans.

Noninterest Income. Noninterest income decreased by $335,000 to $1.6 million for the six months ended June 30, 2014, from $1.9 million for the six months ended June 30, 2013. This decrease was driven by a decrease in net gains on sales of loans of $575,000 as we benefited less during 2014 from the interest rate environment as compared to the first two quarters of 2013. This was partially offset by an increase in other income of $168,000 which was driven by an increase in vendor loss experience refunds related to our indirect auto loan portfolio.

Noninterest Expense. Noninterest expense increased $1.2 million to $13.2 million for the six months ended June 30, 2014, from $11.9 million for the six months ended June 30, 2013. This increase was driven by an increase in salaries and employee benefits of $899,000 which included the impact of adding personnel for two additional branches.

Income Tax Expense. We recorded income tax expense of $918,000 for the six months ended June 30, 2014, compared to income tax expense of $442,000 for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 34.8% compared to 36.3% for the same period in 2013. The decrease in effective tax rate was primarily the result of a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability and the corresponding tax provision.

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

	For the Six Months Ended June 30,
			(unaudited)
	2014			2013
			(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$921,029	$16,298	3.57%	$710,894	$13,157	3.73%
Securities	144,692	1,610	2.24%	75,012	906	2.43%
Other	44,313	50	0.23%	39,521	40	0.21%

Total interest-earning assets (5)	1,110,034	$17,958	3.26%	825,427	$14,103	3.45%
Non-interest-earning assets	29,694			25,559

Total assets	$1,139,728			$850,986

Interest-bearing liabilities:
Savings accounts	$459,845	$1,329	0.58%	$351,820	$1,105	0.63%
Checking accounts	36,344	25	0.14%	29,319	17	0.12%
Money market accounts	10,293	4	0.08%	10,635	4	0.08%
Certificates of deposit	162,110	1,198	1.49%	116,398	946	1.64%

Total interest-bearing deposits	668,592	2,556	0.77%	508,172	2,072	0.82%
Federal Home Loan Bank advances	179,260	514	0.58%	74,835	357	0.96%
Securities sold under agreements to repurchase	2,208	2	0.15%	3,385	2	0.15%
Other borrowed funds	1,103	15	2.81%	1,147	17	2.93%

Total interest-bearing liabilities	851,163	$3,087	0.73%	587,539	$2,448	0.84%
Non-interest-bearing liabilities	157,576			132,331

Total liabilities	1,008,739			719,870
Stockholders’ Equity	130,989			131,116

Total liabilities and stockholders’ equity	$1,139,728			$850,986

Net interest income		$14,871			$11,655

Net interest rate spread (2)			2.53%			2.60%
Net interest-earning assets (3)	258,871			237,888

Net interest margin (4)			2.70%			2.85%
Average interest-earning assets to interest-bearing liabilities			130.41%			140.49%

(1)	Yields and rates for the six-month periods ended June 30, 2014 and 2013 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $62,000 and $14,000 for the six months ended June 30, 2014 and 2013, respectively, are not included.

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

	Six Months Ended June 30,
	2014 vs. 2013 (unaudited)
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	3,741	(600)	3,141
Securities	780	(76)	704
Other	5	5	10

Total interest-earning assets (1)	4,526	(671)	3,855

Interest-bearing liabilities:
Savings accounts	318	(94)	224
Checking accounts	4	4	8
Money market accounts	—	—	—
Certificates of deposit	344	(92)	252

Total interest-bearing deposits	666	(182)	484

Federal Home Loan Bank advances	344	(187)	157
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(1)	(1)	(2)

Total interest-bearing liabilities	1,009	(370)	639

Change in net interest income	3,517	(301)	3,216

(1)	Does not include dividends on FHLB stock of $62,000 and $15,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Strategies used by Belmont Savings Bank to manage the potential volatility of its earnings may include:

•	The origination and retention of adjustable rate residential one-to-four family loans, adjustable rate home equity lines of credit, adjustable rate commercial loans, commercial real estate loans and indirect automobile loans;

•	The sale of fixed rate loans;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Emphasizing growth in low-cost core deposits; and

•	Lengthening liabilities such as term certificates of deposit, brokered certificates of deposit and Federal Home Loan Bank of Boston borrowings as appropriate.

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2014 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-13.7%
+200	-5.4%
- 100	-0.3%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.4% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.3% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2014 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 13.2% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.4% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2014 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $48.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2014, we had $61.2 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $167.2 million in unused lines of credit to borrowers and $12.4 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2014 totaled $63.9 million, or 7.2%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2014.

Our primary investing activity is originating loans. During the six months ended June 30, 2014 and the year ended December 31, 2013, we originated $280.6 million and $507.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $127.1 million and $156.9 million for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the levels of brokered deposits were $63.9 million and $34.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2014, we had $180.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $171.2 million from the Federal Home Loan Bank of Boston.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 have significantly increased our liquidity and capital resources. Over time, the level of liquidity will continue to be reduced as net proceeds from the stock offering and additions to capital from income generated are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the continued investment of the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

At the time of conversion from a mutual holding company to a stock holding company, BSB Bancorp, Inc. substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Company’s total stockholders’ equity increased to $133.4 million at June 30, 2014 from $130.4 million at December 31, 2013. This increase is primarily the result of earnings of $1.7 million and a $980,000 increase in additional paid-in capital related to stock based compensation.

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

We are obligated to make future payments according to various contracts. As of June 30, 2014, our contractual obligations have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	—	—	500,000
June 1 - June 30	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On June 22, 2013, the Company’s Board of Directors authorized a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	August 8, 2014	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 8, 2014	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)