Form 10-Q
period 2014-09-30
BSB Bancorp, Inc.
filed 2014-11-07
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,063,326 shares of common stock, par value $0.01 per share, outstanding as of October 31, 2014.

BSB BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,676	$2,196
Interest-bearing deposits in other banks	43,809	35,839

Cash and cash equivalents	45,485	38,035
Interest-bearing time deposits with other banks	131	119
Investments in available-for-sale securities	22,246	21,921
Investments in held-to-maturity securities (fair value of $121,958 as of September 30, 2014 and $118,981 as of December 31, 2013)	121,682	119,776
Federal Home Loan Bank stock, at cost	13,112	7,712
Loans held-for-sale	101	—
Loans, net of allowance for loan losses of $8,319 as of September 30, 2014 (unaudited) and $7,958 as of December 31, 2013	1,093,571	839,013
Premises and equipment, net	3,159	3,327
Accrued interest receivable	2,815	2,241
Deferred tax asset, net	5,463	5,146
Income taxes receivable	151	—
Bank-owned life insurance	23,682	13,325
Other assets	4,119	4,004

Total assets	$1,335,717	$1,054,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$162,457	$139,733
Interest-bearing	770,126	625,020

Total deposits	932,583	764,753
Federal Home Loan Bank advances	251,100	142,100
Securities sold under agreements to repurchase	1,458	2,127
Other borrowed funds	1,078	1,113
Accrued interest payable	922	683
Deferred compensation liability	5,497	5,137
Income taxes payable	—	178
Other liabilities	7,947	8,107

Total liabilities	1,200,585	924,198

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,063,326 and 9,055,808 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	91	91
Additional paid-in capital	86,892	85,449
Retained earnings	52,236	49,312
Accumulated other comprehensive income (loss)	42	(188)
Unearned compensation - ESOP	(4,129)	(4,243)

Total stockholders’ equity	135,132	130,421

Total liabilities and stockholders’ equity	$1,335,717	$1,054,619

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$9,235	$7,268	$25,532	$20,426
Interest on taxable debt securities	749	684	2,359	1,589
Dividends	38	7	100	21
Other interest income	14	21	64	61

Total interest and dividend income	10,036	7,980	28,055	22,097

Interest expense:
Interest on deposits	1,575	1,041	4,131	3,112
Interest on Federal Home Loan Bank advances	313	173	827	531
Interest on securities sold under agreements to repurchase	1	1	2	4
Interest on other borrowed funds	7	8	23	25

Total interest expense	1,896	1,223	4,983	3,672

Net interest and dividend income	8,140	6,757	23,072	18,425
Provision for loan losses	292	438	988	865

Net interest and dividend income after provision for loan losses	7,848	6,319	22,084	17,560

Noninterest income:
Customer service fees	221	252	664	710
Income from bank-owned life insurance	152	114	352	313
Net gain on sales of loans	104	168	328	968
Net gain on sales of securities	—	—	—	34
Loan servicing fee income	217	192	636	489
Other income	98	164	391	290

Total noninterest income	792	890	2,371	2,804

Noninterest expense:
Salaries and employee benefits	4,313	3,871	12,462	11,122
Director compensation	173	257	706	693
Occupancy expense	259	238	804	685
Equipment expense	144	156	455	454
Deposit insurance	191	156	554	430
Data processing	751	717	2,228	2,039
Professional fees	184	216	583	622
Marketing	228	214	742	662
Other expense	413	533	1,297	1,587

Total noninterest expense	6,656	6,358	19,831	18,294

Income before income tax expense	1,984	851	4,624	2,070
Income tax expense	782	313	1,700	755

Net income	$1,202	$538	$2,924	$1,315

Earnings per share
Basic	$0.14	$0.06	$0.34	$0.15
Diluted	$0.14	$0.06	$0.34	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income	$1,202	$538	$2,924	$1,315
Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	56	37	379	(589)
Reclassification adjustment for realized gains in net income	—	—	—	(34)

Other comprehensive income (loss), before tax	56	37	379	(623)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(20)	(15)	(149)	241

Other comprehensive income (loss), net of tax	36	22	230	(382)

Comprehensive income	$1,238	$560	$3,154	$933

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	1,315	—	—	1,315
Other comprehensive loss	—	—	—	—	(382)	—	(382)
Release of ESOP stock	—	—	40	—	—	113	153
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	585	—	—	—	585
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at September 30, 2013	9,055,808	$91	$84,987	$48,667	$(314)	$(4,282)	$129,149

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	2,924	—	—	2,924
Other comprehensive income	—	—	—	—	230	—	230
Release of ESOP stock	—	—	81	—	—	114	195
Stock based compensation-restricted stock awards	—	—	685	—	—	—	685
Stock based compensation-stock options	—	—	642	—	—	—	642
Tax benefit from stock based compensation	—	—	13	—	—	—	13
Restricted stock grants	4,000	—	—	—	—	—	—
Stock option exercises	3,518	—	22	—	—	—	22

Balance at September 30, 2014	9,063,326	$91	$86,892	$52,236	$42	$(4,129)	$135,132

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,924	$1,315
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	462	528
Net gain on sales of securities	—	(34)
Gain on sales of loans, net	(328)	(968)
Loans originated for sale	(14,922)	(93,640)
Proceeds from sales of loans	24,713	104,466
Provision for loan losses	988	865
Change in net unamortized mortgage premiums	(855)	(834)
Change in net deferred loan costs	(1,083)	(461)
ESOP expense	195	153
Stock based compensation expense	1,327	1,233
Excess tax benefit from stock based compensation	(13)	—
Depreciation and amortization expense	575	521
Write off of premises and equipment	3	—
Deferred income tax benefit	(453)	(685)
Increase in bank-owned life insurance	(352)	(313)
Gain on sale of other real estate owned	—	(5)
Net change in:
Accrued interest receivable	(574)	41
Other assets	(115)	(1,844)
Income taxes receivable	(151)	806
Income taxes payable	(178)	261
Accrued interest payable	239	170
Deferred compensation liability	360	411
Other liabilities	(720)	2,371

Net cash provided by operating activities	12,042	14,357

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	119	—
Purchases of interest-bearing time deposits with other banks	(131)	—
Purchases of available-for-sale securities	—	(17,833)
Proceeds from sales of available-for-sale securities	—	17,985
Proceeds from maturities, payments, and calls of held-to-maturity securities	15,904	20,078
Purchases of held-to-maturity securities	(18,218)	(77,972)
Purchases of community loan fund investments	—	(250)
Redemption of Federal Home Loan Bank stock	405	496
Purchases of Federal Home Loan Bank stock	(5,805)	(519)
Recoveries of loans previously charged off	20	139
Loan originations and principal collections, net	(139,389)	(30,720)
Purchases of loans	(123,803)	(108,814)
Capital expenditures	(410)	(920)
Capital expenditures on other real estate owned	—	(79)
Premiums paid on bank-owned life insurance	(10,005)	(6)
Proceeds from sales of other real estate owned	—	745

Net cash used in investing activities	(281,313)	(197,670)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2014	2013
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	113,724	113,341
Net increase in time deposits	54,106	5,796
Net proceeds from (repayments of) long-term Federal Home Loan Bank borrowings	9,000	(12,500)
Net change in short-term advances	100,000	80,000
Net decrease in securities sold under agreement to repurchase	(669)	(852)
Repayment of principal on other borrowed funds	(35)	(32)
Net increase in mortgagors’ escrow accounts	560	142
Net proceeds from exercise of stock options	22	—
Excess tax benefit from stock based compensation	13	—
Payments to repurchase stock	—	(6,478)

Net cash provided by financing activities	276,721	179,417

Net increase (decrease) in cash and cash equivalents	7,450	(3,896)
Cash and cash equivalents at beginning of period	38,035	52,712

Cash and cash equivalents at end of period	$45,485	$48,816

Supplemental disclosures:
Interest paid	$4,744	$3,502
Income taxes paid	2,482	764
Transfer of loans held for sale to loans receivable	—	1,347
Transfer of loans receivable to loans held for sale	9,564	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries, Belmont Savings Bank and BSB Funding Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued amendments to ASC 606 “Revenue from Contracts with Customers” through issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued amendments to ASC 860 “Transfers and Servicing” through issuance of ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). These amendments change the accounting for repurchase-to-maturity transactions which are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase. The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty. Under ASU 2014-11, all repurchase financings will now be accounted for separately, which will result in secured borrowing accounting for the reverse repurchase agreement. ASU 2014-11 also introduces new disclosure requirements regarding repurchase agreements and securities lending transactions as well as certain other transactions which involve the transfer of financial assets accounted for as sales and where the transferor retains substantially all of the exposure to the economic return on the transferred assets. ASU 2014-11 is effective for interim or annual periods beginning after December 15, 2014 with early adoption prohibited. As of adoption date, the accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements is adjusted by means of a cumulative-effect adjustment to the balance sheet and retained earnings. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

In August 2014, the FASB issued amendments to ASC 810 “Consolidation” through the issuance of ASU 2014-13, “Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1. they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2. they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3. those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820. Fair value measurement and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued amendments to ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” through issuance of ASU 2014-14: “Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1. the loan has a government guarantee that is not separable from the loan before foreclosure;

2. at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3. at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2014				December 31, 2013
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,217	$242	$(213)	$22,246	$22,271	$75	$(425)	$21,921

	$22,217	$242	$(213)	$22,246	$22,271	$75	$(425)	$21,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$104,146	$705	$(501)	$104,350	$99,257	$572	$(998)	$98,831
Corporate debt securities	17,536	192	(120)	17,608	20,519	120	(489)	20,150

	$121,682	$897	$(621)	$121,958	$119,776	$692	$(1,487)	$118,981

The amortized cost basis and estimated fair value of debt securities by contractual maturity at September 30, 2014 is as follows (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$—	$—
Due after one year through five years	12,811	13,029	7,337	7,503
Due after five years through ten years	9,406	9,217	68,761	68,680
Due after ten years	—	—	45,584	45,775

	$22,217	$22,246	$121,682	$121,958

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2014 (unaudited), there were no sales of available-for-sale securities. During the three months ended September 30, 2013 (unaudited), there were no sales of available-for sales securities. During the nine months ended September 30, 2013 (unaudited), proceeds from sales of available-for-sale securities amounted $18.0 million. The following table shows the gross gains and losses realized on sales of available-for-sale securities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Gross gains	$—	$—	$—	$64
Gross losses	—	—	—	(30)

Net gains on sales of available-for-sale securities	$—	$—	$—	$34

Income tax expense attributable to realized net gains on sales of AFS debt securities	$—	$—	$—	$14

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	Less than 12 Months		12 Months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2014 (unaudited):
Available-for-sale
Corporate debt securities	$—	$—	$4,193	$(213)
Held-to-maturity
Corporate debt securities	7,588	(120)	—	—
U.S. government sponsored mortgage backed securities	35,921	(142)	18,971	(359)

Total temporarily impaired securities	$43,509	$(262)	$23,164	$(572)

December 31, 2013:
Available-for-sale
Corporate debt securities	$4,970	$(30)	$4,052	$(395)
Held-to-maturity
Corporate debt securities	10,010	(489)	—	—
U.S. government sponsored mortgage backed securities	59,073	(998)	6	—

Total temporarily impaired securities	$74,053	$(1,517)	$4,058	$(395)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2014 (unaudited), 32 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2014 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 32 debt securities with aggregate depreciation of 1.24% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

At December 31, 2013, thirty two debt securities had unrealized losses with aggregate depreciation of 2.4% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds securities in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments are included in other assets and consist primarily of cash and cash equivalents and actively traded mutual funds, and are recorded at fair value. The fair value of these Rabbi Trust investments at September 30, 2014 (unaudited) and December 31, 2013 was $2.3 million and $2.2 million, respectively. For the three and nine month periods ending September 30, 2014, the net loss and net gain on Rabbi Trust investments still held at the reporting date was $(31,000) and $31,000, respectively. For the three and nine month periods ending September 30, 2013, the net gain on Rabbi Trust investments still held at the reporting date was $51,000 and $33,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity loans, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended September 30, 2014 or during fiscal year 2013.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2014 (unaudited) and December 31, 2013, the Company had unallocated reserves of $163,000 and $139,000, respectively.

Loans consisted of the following (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$407,593	37.22%	$287,652	34.17%
Commercial real estate loans (1)	383,727	35.05	320,807	38.10
Home equity	123,932	11.32	92,461	10.98
Construction loans	15,654	1.43	9,965	1.18

Total mortgage loans	930,906	85.02	710,885	84.43

Commercial loans	41,029	3.75	30,691	3.65
Consumer loans:
Indirect auto loans	122,467	11.18	99,798	11.85
Other consumer loans	511	0.05	558	0.07

	164,007	14.98	131,047	15.57

Total loans	1,094,913	100.00%	841,932	100.00%

Net deferred loan costs	4,618		3,535
Net unamortized mortgage premiums	2,359		1,504
Allowance for loan losses	(8,319)		(7,958)

Total loans, net	$1,093,571		$839,013

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2014 and 2013 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2014 (unaudited) and December 31, 2013. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,249	$(92)	$(375)	$—	$1,782
Commercial real estate	3,958	193	—	—	4,151
Construction	187	7	—	—	194
Commercial	513	—	—	—	513
Home equity	706	197	(199)	—	704
Indirect auto	824	(21)	(12)	5	796
Other consumer	19	3	(9)	3	16
Unallocated	158	5	—	—	163

Total	$8,614	$292	$(595)	$8	$8,319

	Three Months Ended September 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$1,378	$195	$—	$56	$1,629
Commercial real estate	3,344	188	—	—	3,532
Construction	226	7	—	—	233
Commercial	440	(9)	—	—	431
Home equity	538	41	(19)	—	560
Indirect auto	785	—	(16)	17	786
Other consumer	17	8	(14)	7	18
Unallocated	128	8	—	—	136

Total	$6,856	$438	$(49)	$80	$7,325

	Nine Months Ended September 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,189	$(32)	$(375)	$—	$1,782
Commercial real estate	3,621	530	—	—	4,151
Construction	134	60	—	—	194
Commercial	419	98	(4)	—	513
Home equity	681	222	(199)	—	704
Indirect auto	749	82	(44)	9	796
Other consumer	26	4	(25)	11	16
Unallocated	139	24	—	—	163

Total	$7,958	$988	$(647)	$20	$8,319

	Nine Months Ended September 30, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$1,412	$161	$—	$56	$1,629
Commercial real estate	3,039	493	—	—	3,532
Construction	198	35	—	—	233
Commercial	470	(39)	—	—	431
Home equity	466	112	(18)	—	560
Indirect auto	772	6	(58)	66	786
Other consumer	19	25	(43)	17	18
Unallocated	64	72	—	—	136

Total	$6,440	$865	$(119)	$139	$7,325

	September 30, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,607	$9	$402,986	$1,773	$407,593	$1,782
Commercial real estate	3,926	11	379,801	4,140	383,727	4,151
Construction	—	—	15,654	194	15,654	194
Commercial	—	—	41,029	513	41,029	513
Home equity	297	—	123,635	704	123,932	704
Indirect auto	—	—	122,467	796	122,467	796
Other consumer	—	—	511	16	511	16
Unallocated	—	—	—	163	—	163

Total	$8,830	$20	$1,086,083	$8,299	$1,094,913	$8,319

	December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Other consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2014 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$210	$210	$9
Commercial real estate	3,074	3,074	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$3,284	$3,284	$20

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$4,397	$4,789	$—
Commercial real estate	852	852	—
Construction	—	—	—
Commercial	—	—	—
Home equity	297	298	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$5,546	$5,939	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Other consumer	1	1	—

Totals	$4,545	$4,744	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,344	$3	$2,209	$3
Commercial real estate	3,078	32	3,133	23
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,422	$35	$5,342	$26

	Three months ended September 30, 2014		Three months ended September 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,532	$21	$5,214	$36
Commercial real estate	862	9	1,025	9
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	431	2	436	3
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,825	$32	$6,675	$48

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,882	$110	$2,374	$9
Commercial real estate	3,092	84	1,393	50
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,974	$194	$3,767	$59

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,265	$70	$5,077	$107
Commercial real estate	906	26	2,682	95
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	387	7	483	13
Indirect auto	—	—	2	—
Other consumer	—	—	—	—

Totals	$4,558	$103	$8,244	$215

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2014 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$793	$463	$1,317	$2,573	$—	$1,550
Commercial real estate	159	—	—	159	—	—
Home equity	125	—	97	222	—	97
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	266	49	—	315	—	—
Other consumer	—	—	—	—	—	—

Total	$1,343	$512	$1,414	$3,269	$—	$1,647

	December 31, 2013
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Other consumer	—	—	1	1	—	1

Total	$1,546	$—	$1,966	$3,512	$—	$4,115

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

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine the rating consists of loan-to-value and days delinquent.

The following tables present the Company’s loans by risk rating at September 30, 2014 (unaudited) and December 31, 2013 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$578	$2,292	$404,723	$407,593
Commercial real estate	370,779	4,204	8,744	—	383,727
Construction	15,654	—	—	—	15,654
Commercial	41,025	4	—	—	41,029
Home equity	—	97	799	123,036	123,932
Indirect auto	—	—	—	122,467	122,467
Other consumer	—	—	—	511	511

Total	$427,458	$4,883	$11,835	$650,737	$1,094,913

	December 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$3,123	$4,613	$279,916	$287,652
Commercial real estate	307,093	4,277	9,437	—	320,807
Construction	9,965	—	—	—	9,965
Commercial	30,643	48	—	—	30,691
Home equity	—	200	999	91,262	92,461
Indirect auto	—	—	—	99,798	99,798
Other consumer	—	9	4	545	558

Total	$347,701	$7,657	$15,053	$471,521	$841,932

(A)	Residential real estate, home equity, indirect auto loans and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and nine months ended September 30, 2014, no new loans were modified and determined to be troubled debt restructurings, however, three loans that had already been determined to be TDRs were remodified during the nine months ended September 30, 2014. During the three months ended September 30, 2014, there were no remodifications. During the nine months ended September 30, 2013, five loans were remodified and remain as TDRs. At September 30, 2014, the Company had $8.5 million of troubled debt restructurings related to nine loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
TDRs on Accrual Status	$7,182	$7,366
TDRs on Nonaccrual Status	1,317	1,900

Total TDRs	$8,499	$9,266

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$20	$543

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Three months ended September 30, 2014			Three months ended September 30, 2013
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	—	$—	$—	—	$—	$—
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$1,700	$1,700	1	$347	$378
Home equity	1	200	200	—	—	—
Commercial real estate	1	882	882	4	4,732	4,128

Total	3	$2,782	$2,782	5	$5,079	$4,506

The three loans remodified during the nine months ended September 30, 2014 were TDRs that have been modified more than once. There was no financial impact due to these modifications.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$—	$—
Interest only period	—	—
Adjusted Interest Rate	—	—

Total	$—	$—

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(unaudited)	(unaudited)
Extended Maturity	$882	$1,370
Interest only period	1,900	—
Adjusted Interest Rate	—	3,136

Total	$2,782	$4,506

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were two TDRs in the amount of $1.9 million that have been modified during the twelve months ending on September 30, 2014 which have subsequently defaulted during the nine month period ending on September 30, 2014. During the three months ended September 30, 2014, we recorded charge offs of $573,000 related to these two loans. The loans previously had specific allowances of $555,000. There were no TDRs that have been modified during the twelve months ending on September 30, 2013 which have subsequently defaulted during the three and nine month periods ending on September 30, 2013.

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

At September 30, 2014 (unaudited) and December 31, 2013, residential loans previously sold and serviced by the Company were $66.0 million and $61.2 million, respectively. At September 30, 2014 (unaudited) and December 31, 2013, indirect auto loans previously sold and serviced by the Company were $103.1 million and $124.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of September 30, 2014 (unaudited) and December 31, 2013, the principal balance of these loans sold with recourse amounted to $1.1 million and $1.1 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Balance at beginning of period	$402	$354	$411	$353
Capitalization	56	71	85	188
Amortization	(20)	(23)	(56)	(82)
Valuation allowance adjustment	15	(23)	13	(80)

Balance at end of period	$453	$379	$453	$379

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2014 (unaudited) and December 31, 2013 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2014 and December 31, 2013 was $1.5 million and $2.1 million, respectively.

Other borrowed funds consist of the balance of loans sold with recourse. On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution (investor). As of September 30, 2014 (unaudited) and December 31, 2013, the principal balance of these loans totaled $1.1 million and $1.1 million, respectively. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2014 (unaudited) and December 31, 2013 relating to these plans was $1.7 million and $1.5 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2014 (unaudited) and December 31, 2013 relating to this plan was $551,000 and $553,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At September 30, 2014 (unaudited) and December 31, 2013, there were four and three participants, respectively, in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2014 (unaudited) and December 31, 2013 relating to this plan was $959,000 and $729,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $464,000 and $379,000 for the three months ended September 30, 2014 and 2013 (unaudited), respectively, and $1.3 million and $884,000 for the nine months ended September 30, 2014 and 2013 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2014 and 2013 (unaudited) totaled $223,000 and $170,000, respectively, and for the nine months ended September 30, 2014 and 2013 (unaudited) totaled $579,000 and $530,000, respectively.

Deferred Compensation Plans

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April

2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of September 30, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Rabbi Trust was $2.3 million and $2.2 million, respectively. As of September 30, 2014 (unaudited) and December 31, 2013, the recorded liability relating to the Salary Deferral Plan was $29,000 and $91,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan was attract, retain, and motivate certain key employees and directors of the Company. Awards were calculated based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company recognized $0 and $31,000 in relation to the plan during the three months ended September 30, 2014 and 2013 (unaudited), respectively, and $61,000 and $82,000 in relation to the plan during the nine months ended September 30, 2014 and 2013 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at September 30, 2014). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses for the three months ended September 30, 2014 and 2013 (unaudited) of $67,000 and $53,000, respectively, and for the nine months ended September 30, 2014 and 2013 (unaudited) of $195,000 and $153,000, respectively.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands).

September 30, 2014 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,109	$—	$4,109
FHLB borrowings	53,534	473,346	526,880
Federal Reserve Bank LOC	16,595	—	16,595

Total pledged assets	$74,238	$473,346	$547,584

December 31, 2013	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,832	$—	$4,832
FHLB borrowings	48,133	415,924	464,057
Federal Reserve Bank LOC	3,016	—	3,016

Total pledged assets	$55,981	$415,924	$471,905

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$1,202	$538	$2,924	$1,315
Undistributed earnings attributable to participating securities	(40)	(23)	(97)	(54)

Net income allocated to common stockholders	$1,162	$515	$2,827	$1,261

Weighted average shares outstanding, basic	8,358,592	8,264,349	8,352,936	8,461,719
Effect of dilutive shares	98,592	—	71,079	—

Weighted average shares outstanding, assuming dilution	8,457,184	8,264,349	8,424,015	8,461,719

Basic EPS	$0.14	$0.06	$0.34	$0.15
Effect of dilutive shares	—	—	—	—

Diluted EPS	$0.14	$0.06	$0.34	$0.15

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	33,760	866,794	5,604	848,311

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On December 21, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 476,622 shares of the Company’s common stock. During the nine months ended September 30, 2013, the Company repurchased 476,622 shares at an aggregate cost of $6.5 million and completed the program. On June 22, 2013, the Company’s Board of Directors authorized a second program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares under the second repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Stock options	$208	$209	$642	$585
Restricted stock awards	224	223	685	648

Total stock based compensation expense	432	432	1,327	1,233

Related tax benefits recognized in earnings	$123	$123	$388	$358

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2014		As of December 31, 2013
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$2,359	3.24	$2,797	3.94
Restricted stock	2,498	3.20	2,997	3.91

Total	$4,857		$5,794

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2014 and December 31, 2013. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At September 30, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,246	$—	$22,246
Trading securities
Rabbi trust investments	2,292	—	—	2,292

Totals	$2,292	$22,246	$—	$24,538

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2013
Securities available-for-sale
Corporate debt securities	$—	$21,921	$—	$21,921
Trading securities
Rabbi trust investments	2,181	53	—	2,234

Totals	$2,181	$21,974	$—	$24,155

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at September 30, 2014 (unaudited) and December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,317

Totals	$—	$—	$1,317

	December 31, 2013
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$3,199

Totals	$—	$—	$3,199

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

The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	September 30, 2014
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing rights	$—	$—	$453

Totals	$—	$—	$453

	December 31, 2013
	Level 1	Level 2	Level 3

Mortgage servicing rights	$—	$—	$411

Totals	$—	$—	$411

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

Deposits - Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts. The fair value of deposits also includes the benefit that results from the low-cost funding provided by the Company’s core deposit relationships.

FHLB advances - The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$45,485	$45,485	$45,485	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	121,682	121,958	—	121,958	—
Federal Home Loan Bank stock	13,112	13,112	—	13,112	—
Loans, net	1,093,571	1,082,391	—	—	1,082,391
Accrued interest receivable	2,815	2,815	2,815	—	—

Financial liabilities:
Deposits	932,583	911,479	—	911,479	—
Federal Home Loan Bank advances	251,100	251,106	—	251,106	—
Securities sold under agreements to repurchase	1,458	1,458	—	1,458	—
Other borrowed funds	1,078	1,078	—	1,078	—
Accrued interest payable	922	922	922	—	—
Mortgagors’ escrow accounts	1,614	1,614	—	1,614	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,035	$38,035	$38,035	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	119,776	118,981	—	118,981	—
Federal Home Loan Bank stock	7,712	7,712	—	7,712	—
Loans, net	839,013	833,423	—	—	833,423
Accrued interest receivable	2,241	2,241	2,241	—	—

Financial liabilities:
Deposits	764,753	742,785	—	742,785	—
Federal Home Loan Bank advances	142,100	141,960	—	141,960	—
Securities sold under agreements to repurchase	2,127	2,127	—	2,127	—
Other borrowed funds	1,113	1,113	—	1,113	—
Accrued interest payable	683	683	683	—	—
Mortgagors’ escrow accounts	1,054	1,054	—	1,054	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2014 (unaudited and in thousands)			Three months ended September 30, 2013 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$56	$(20)	$36	$37	$(15)	$22
Reclassification adjustment for net realized gains included in net income (1)	—	—	—	—	—	—

Total securities available-for-sale	56	(20)	36	37	(15)	22

Other comprehensive income (loss)	$56	$(20)	$36	$37	$(15)	$22

	Nine months ended September 30, 2014 (unaudited and in thousands)			Nine months ended September 30, 2013 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$379	$(149)	$230	$(589)	$227	$(362)
Reclassification adjustment for net realized gains included in net income (1)	—	—	—	(34)	14	(20)

Total securities available-for-sale	379	(149)	230	(623)	241	(382)

Other comprehensive income (loss)	$379	$(149)	$230	$(623)	$241	$(382)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows: the pre-tax amount is included in net gain on sales of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized (loss) gain on securities available for sale	Unrecognized actuarial gain (loss) on Defined benefit pension plan	Accumulated other comprehensive income (loss)
Beginning Balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	230	—	230

Ending balance: September 30, 2014	$20	$22	$42

Beginning Balance: January 1, 2013	$91	$(23)	$68
Other comprehensive loss	(382)	—	(382)

Ending balance: September 30, 2013	$(291)	$(23)	$(314)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	government shutdowns;

•	system failures or breaches of our network security;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets. Total assets increased $281.1 million to $1.3 billion at September 30, 2014, from $1.1 billion at December 31, 2013. The increase was primarily the result of a $254.6 million, or 30.3%, increase in net loans, a $10.4 million, or 77.7% increase in bank-owned life insurance, a $7.5 million, or 19.6%, increase in cash and cash equivalents, and a $2.2 million, or 1.6%, increase in investment securities. Federal Home Loan Bank stock also increased by $5.4 million, or 70.0%, as a result of increases in borrowings from the Federal Home Loan Bank.

Loans. Our plan to prudently increase our commercial and consumer loan portfolios is working as we experienced solid growth in our residential real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans and commercial loans during the nine months ending September 30, 2014. Net loans increased by $254.6 million to $1.1 billion at September 30, 2014 from $839.0 million at December 31, 2013. The increase in net loans was primarily due to increases of $119.9 million, or 41.7%, in residential one-to-four family loans, $62.9 million, or 19.6%, in commercial real estate loans, $31.5 million, or 34.0%, in home equity lines of credit, $22.7 million, or 22.7%, in indirect auto loans, and $10.3 million, or 33.7%, in commercial loans. While we have continued to increase one-to-four family residential loans and indirect auto loans in 2014, we have also continued to sell a portion of these loan types as part of our strategy. We base the amount of one-to-four family residential loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. We base the amount of indirect auto loans that we sell on our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors.

Investment Securities. Total investment securities increased $2.2 million, to $143.9 million at September 30, 2014, from $141.7 million at December 31, 2013. The increase in investment securities primarily resulted from an increase of $1.9 million, or 1.6%, in held-to-maturity securities. This increase was driven by an increase in U.S. government sponsored mortgage-backed securities of $4.9 million, or 4.9%, partially offset by a decrease in corporate debt securities of $3.0 million, or 14.5%.

Cash and Cash Equivalents. Cash and cash equivalents increased by $7.5 million, or 19.6%, to $45.5 million at September 30, 2014, from $38.0 million at December 31, 2013.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2014, our investment in bank-owned life insurance was $23.7 million, an increase of $10.4 million from $13.3 million at December 31, 2013, primarily due to purchases of $10.0 million and increases in cash surrender value of $352,000.

Deposits. Deposits increased $167.8 million, or 22.0%, to $932.6 million at September 30, 2014 from $764.8 million at December 31, 2013. The increase in deposits was due to an increase of $50.9 million, or 11.67%, in savings accounts, an increase of $41.2 million, or 127.3%, in interest bearing checking accounts, an increase of $22.7 million, or 16.3%, in demand deposits and $54.1 million, or 37.0%, in certificates of deposit (“CDs”). Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $113.7 million, or 18.4%. Core deposit growth has remained strong. Customer accounts and relationship expansion continue to increase in our retail and small business franchises. Increased deposits in our Municipal Banking Group was also a strong contributor to the deposit growth during the quarter ended September 30, 2014, as our expanding team, competitive products and high service levels have established a position for us in this important segment.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$162,457	17.42%	$139,733	18.27%
Interest-bearing checking accounts	73,570	7.89	32,372	4.23
Savings accounts	486,827	52.20	435,963	57.01
Money market deposits	9,439	1.01	10,501	1.37

Total transaction accounts	732,293	78.52	618,569	80.88

Term certificates less than $100,000	118,211	12.68	63,279	8.27
Term certificates $100,000 or more	82,079	8.80	82,905	10.85

Total certificate accounts	200,290	21.48	146,184	19.12

Total deposits	$932,583	100.00%	$764,753	100.00%

Borrowings. At September 30, 2014, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that were sold with recourse to another financial institution in March of 2006 that are accounted for as a secured borrowing. As of September 30, 2014, the principal balance of these loans sold with recourse amounted to $1.1 million. We have not incurred any losses related to the loans sold with recourse.

Total borrowings increased $108.3 million, or 74.5%, to $253.6 million at September 30, 2014, from $145.3 million at December 31, 2013. Advances from the Federal Home Loan Bank of Boston drove this increase as they increased $109.0 million to $251.1 million at September 30, 2014, from $142.1 million at December 31, 2013.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$71,100	$62,100
Other borrowed funds	1,078	1,113

	72,178	63,213

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	180,000	80,000
Repurchase agreements	1,458	2,127

	181,458	82,127

Total borrowed funds	$253,636	$145,340

Stockholders’ Equity. Total stockholders’ equity increased $4.7 million, or 3.6%, to $135.1 million at September 30, 2014 from $130.4 million as of December 31, 2013. This increase is primarily the result of earnings of $2.9 million and a $1.4 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2014	At December 31, 2013
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,550	$3,860
Commercial real estate	—	38
Construction loans	—	—
Home equity	97	200
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	16
Other consumer loans	—	1

Total non-accrual loans	$1,647	$4,115

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Residential one-to-four family	$—	$—
Commercial real estate	—	—
Construction loans	—	—
Home equity	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	1,647	4,115

Other real estate owned	—	—
Repossessed automobiles	5	—

Total non-performing assets (NPAs)	$1,652	$4,115

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,317	$1,900
Troubled debt restructures not included in NPAs	7,182	7,366

Total troubled debt restructures	$8,499	$9,266

Ratios:
Non-performing loans to total loans	0.15%	0.49%
Non-performing assets to total assets	0.12%	0.39%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2014, there were no loans on non-accrual that were determined to not be impaired.

Non-accrual Loans. Non-accrual one-to-four family residential loans decreased by $2.3 million from December 31, 2013 to September 30, 2014. This decrease was due to the full payoff of one impaired loan for $1.9 million and charge offs of $375,000.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At September 30, 2014, we had $8.5 million of troubled debt restructurings related to nine loans as compared to $9.3 million of troubled debt restructurings related to ten loans at December 31, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $1.2 million, compared to net income of $538,000 for the three months ended September 30, 2013. The improvement in operating results of $664,000, or 123.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, resulted from an increase in net interest and dividend income after the provision for loan losses of $1.5 million, partially offset by an increase in noninterest expense of $298,000 and a decrease in noninterest income of $98,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 20.5% to $8.1 million for the three months ended September 30, 2014, compared to $6.8 million for the three months ended September 30, 2013. The increase in net interest and dividend income was primarily due to an increase in our total average interest earning assets. Total average interest-earning assets increased $297.3 million, or 31.9%, to $1.2 billion for the three months ended September 30, 2014, from $930.6 million for the three months ended September 30, 2013. Average net interest-earning assets also increased $27.9 million, or 11.4%, to $273.4 million for the three months ended September 30, 2014, from $245.5 million for the three months ended September 30, 2013. Partially offsetting this was a decrease in our net interest margin of 26 basis points to 2.62% for the three months ended September 30, 2014, compared to 2.88% for the three months ended September 30, 2013, and a decrease in our net interest rate spread of 25 basis points to 2.44% for the three months ended September 30, 2014, compared to 2.69% for the three months ended September 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $2.1 million, or 25.8%, to $10.0 million for the three months ended September 30, 2014, from $8.0 million for the three months ended September 30, 2013. The increase in interest and dividend income was primarily due to a $2.0 million increase in interest income on loans and a $65,000 increase in interest on taxable debt securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $281.3 million to $1.1 billion for the three months ended September 30, 2014, from $770.2 million for the three months ended September 30, 2013, partially offset by a 26 basis point decrease in the average yield on loans to 3.48% from 3.74%, primarily due to lower interest rates on originated and purchased loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $22.9 million to $144.2 million for the three months ended September 30, 2014, from $121.3 million for the three months ended September 30, 2013, partially offset by an 18 basis point decrease in the average yield on securities to 2.06% from 2.24%.

Interest Expense. Interest expense increased $673,000 to $1.9 million for the three months ended September 30, 2014, from $1.2 million for the three months ended September 30, 2013. The increase resulted from a $269.3 million, or 39.3%, increase in the average balance of interest-bearing liabilities as well as an 8 basis point increase in the cost of interest-bearing liabilities to 0.79% from 0.71%.

Interest expense on interest-bearing deposits increased by $534,000 to $1.6 million for the three months ended September 30, 2014, from $1.0 million for the three months ended September 30, 2013. This increase was primarily due to an increase in the interest expense on CD’s and savings accounts of $315,000 and $192,000, respectively. The increase in interest expense on CD’s of $315,000 from $474,000 to $789,000, was driven by an increase in the average balance of $65.6 million and an increase in the average cost of 12 basis points to 1.66% from 1.54%. The increase in interest expense on savings accounts of $192,000 from $554,000 to $746,000, was driven by an increase in the average balance of $69.1 million and an increase in the average cost of 8 basis points to 0.63% from 0.55%. We experienced increases in the average cost within savings, CD’s and interest bearing checking accounts, while the cost of money market accounts remained flat.

Interest expense on total borrowings increased $139,000 to $321,000 for the three months ended September 30, 2014, from $182,000 for the three months ended September 30, 2013. This increase was primarily due to an increase in the average balance of FHLB advances of $108.4 million, or 99.2%, to $217.7 million for the three months ended September 30, 2014, from $109.3 million for the three months ended September 30, 2013, partially offset by a decrease in the average cost of FHLB advances of 6 basis points to 0.57% for the three months ended September 30, 2014, from 0.63% for the three months ended September 30, 2013.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements and included in this Form 10-Q, we recorded a provision for loan losses of $292,000 for the three months ended September 30, 2014, compared to $438,000 for the three months ended September 30, 2013. The decrease in the provision for loan losses was driven by lower estimated credit losses resulting from the changes in and seasoning of our portfolio and improved loan quality. The allowance for loan losses was $8.3 million, or 0.76% of total loans, at September 30, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013. The decrease in the allowance for loan losses as a percentage of total loans was primarily driven by a reduction in specific allowances, a shift in our loan portfolio mix to loan types of lesser risk, such as residential real estate loans, and reduced qualitative loss factors.

Noninterest Income. Noninterest income decreased by $98,000 to $792,000 for the three months ended September 30, 2014, from $890,000 for the three months ended September 30, 2013. This decrease was driven by a decrease in gains on sales of loans of $64,000 as we benefited less during 2014 from the interest rate environment as compared to the third quarter of 2013. Other income also decreased by $66,000. These decreases were partially offset by an increase in income from bank-owned life insurance of $38,000 which was driven by $10 million of bank-owned life insurance that was purchased during the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $298,000 to $6.7 million for the three months ended September 30, 2014, from $6.4 million for the three months ended September 30, 2013. This increase was driven by an increase in salaries and employee benefits of $442,000.

Income Tax Expense. We recorded income tax expense of $782,000 for the three months ended September 30, 2014, compared to income tax expense of $313,000 for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 39.4% compared to 36.8% for the three months ended September 30, 2013. The increase in the effective tax rate was primarily the result of the reduced impact of the tax exempt income from bank-owned life insurance as a portion of total income. Additionally, the three months ended September 30, 2013 benefited from a decrease in the valuation reserve on deferred tax assets.

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

	For the Three Months Ended September 30, (unaudited)
	2014			2013
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$1,051,492	$9,235	3.48%	$770,208	$7,268	3.74%
Securities	144,189	749	2.06%	121,334	684	2.24%
Other	32,204	14	0.18%	39,089	21	0.21%

Total interest-earning assets (5)	1,227,885	$9,998	3.23%	930,631	$7,973	3.40%
Non-interest-earning assets	36,402			27,612

Total assets	$1,264,287			$958,243

Interest-bearing liabilities:
Savings accounts	$472,467	$746	0.63%	$403,356	$554	0.55%
Checking accounts	63,385	38	0.24%	36,418	11	0.12%
Money market accounts	9,782	2	0.08%	9,820	2	0.08%
Certificates of deposit	188,129	789	1.66%	122,494	474	1.54%

Total interest-bearing deposits	733,763	1,575	0.85%	572,088	1,041	0.72%
Federal Home Loan Bank advances	217,701	313	0.57%	109,296	173	0.63%
Securities sold under agreements to repurchase	1,914	1	0.15%	2,612	1	0.15%
Other borrowed funds	1,085	7	2.71%	1,130	8	2.89%

Total interest-bearing liabilities	954,463	$1,896	0.79%	685,126	$1,223	0.71%
Non-interest-bearing liabilities	177,956			145,614

Total liabilities	1,132,419			830,740
Stockholders’ Equity	131,868			127,503

Total liabilities and stockholders’ equity	$1,264,287			$958,243

Net interest income		$8,102			$6,750

Net interest rate spread (2)			2.44%			2.69%
Net interest-earning assets (3)	$273,422			$245,505

Net interest margin (4)			2.62%			2.88%
Average interest-earning assets to interest-bearing liabilities			128.65%			135.83%

(1)	Yields and rates for the three-month periods ended September 30, 2014 and 2013 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $38,000 and $7,000 for the three months ended September 30, 2014 and 2013, respectively, are not included.

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

	Three Months Ended September 30, 2014 vs. 2013 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$2,500	$(533)	$1,967
Securities	122	(57)	65
Other	(4)	(3)	(7)

Total interest-earning assets (1)	$2,618	$(593)	$2,025

Expense on interest-bearing liabilities:
Savings accounts	$102	$90	$192
Checking accounts	11	16	27
Money market accounts	—	—	—
Certificates of deposit	272	43	315

Total interest-bearing deposits	385	149	534

Federal Home Loan Bank advances	158	(18)	140
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	(1)	(1)

Total interest-bearing liabilities	543	130	673

Change in net interest income	$2,075	$(723)	$1,352

(1)	Does not include dividends on FHLB stock of $38,000 and $7,000 for the three months ended September 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. Net income for the nine months ended September 30, 2014 was $2.9 million, compared to net income of $1.3 million for the nine months ended September 30, 2013. The improvement in operating results of $1.6 million, or 122.3%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, resulted from an increase in net interest and dividend income after the provision for loan losses of $4.5 million, partially offset by an increase in noninterest expense of $1.5 million and a decrease in noninterest income of $433,000.

Net Interest and Dividend Income. Net interest and dividend income increased $4.6 million, or 25.2% to $23.1 million for the nine months ended September 30, 2014, compared to $18.4 million for the nine months ended September 30, 2013. The increase in net interest and dividend income was primarily due to an increase in our total average interest-earning assets. Total average interest-earning assets increased $288.9 million, or 33.6%, to $1.1 billion for the nine months ended September 30, 2014, from $860.9 million for the nine months ended September 30, 2013. Average net interest-earning assets also increased $23.4 million, or 9.7%, to $263.8 million for the nine months ended September 30, 2014, from $240.4 million for the nine months ended September 30, 2013. Partially offsetting this was a decrease in our net interest margin of 19 basis points to 2.67% for the nine months ended September 30, 2014, compared to 2.86% for the nine months ended September 30, 2013, and a decrease in our net interest rate spread of 14 basis points to 2.50% for the nine months ended September 30, 2014, compared to 2.64% for the nine months ended September 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $6.0 million, or 27.0%, to $28.1 million for the nine months ended September 30, 2014, from $22.1 million for the nine months ended September 30, 2013. The increase in interest and dividend income was primarily due to a $5.1 million increase in interest income on loans and a $770,000 increase in interest on securities. The increase in interest income on loans resulted from an increase in the average balance of loans of $234.1 million to $965.0 million for the nine months ended September 30, 2014, from $730.9 million for the nine months ended September 30, 2013, partially offset by a 20 basis point decrease in the average yield on loans to 3.54% from 3.74%, primarily due to lower interest rates on originated and purchased loans during the period. The increase in interest and dividend income on securities was primarily due to an increase in the average balance of securities of $53.9 million to $144.5 million for the nine months ended September 30, 2014, from $90.6 million for the nine months ended September 30, 2013, partially offset by a 16 basis point decrease in the average yield on securities to 2.18% from 2.34%.

Interest Expense. Interest expense increased $1.3 million to $5.0 million for the nine months ended September 30, 2014, from $3.7 million for the nine months ended September 30, 2013. The increase resulted from a $265.5 million, or 42.8%, increase in the average balance of interest-bearing liabilities partially offset by a 4 basis point decrease in the cost of interest-bearing liabilities to 0.75% from 0.79%.

Interest expense on interest-bearing deposits increased by $1.0 million to $4.1 million for the nine months ended September 30, 2014, from $3.1 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in the interest expense on CD’s and savings accounts of $567,000 and $418,000, respectively. The increase in interest expense on CD’s of $567,000 from $1.4 million to $2.0 million, was driven by an increase in the average balance of $52.4 million, partially offset by a decrease in the average cost of 5 basis points to 1.55% from 1.60%. The increase in interest expense on savings accounts of $418,000 from $1.7 million to $2.1 million, was driven by an increase in the average balance of $94.9 million. We experienced decreases in the average cost of CD’s, while the cost of savings and money market accounts remained flat and we experienced a slight increase in cost on interest bearing checking accounts.

Interest expense on total borrowings increased $292,000 to $852,000 for the nine months ended September 30, 2014, from $560,000 for the nine months ended September 30, 2013. This increase was primarily due to an increase in the average balance of FHLB advances of $105.8 million, or 122.4%, to $192.2 million for the nine months ended September 30, 2014, from $86.4 million for the nine months ended September 30, 2013, partially offset by a decrease in the average cost of FHLB advances of 24 basis points to 0.58% for the nine months ended September 30, 2014, from 0.82% for the nine months ended September 30, 2013.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements and included in this Form 10-Q, we recorded a provision for loan losses of $988,000 for the nine months ended September 30, 2014, compared to $865,000 for the nine months ended September 30, 2013. The increase in the provision for loan losses was driven by an increase in loan growth during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, partially offset by reductions in specific allowances and lower estimated credit losses resulting from the seasoning of our portfolio and improved loan quality. The allowance for loan losses was $8.3 million, or 0.76% of total loans, at September 30, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013. The decrease in the allowance for loan losses as a percentage of total loans was primarily driven by a reduction in specific allowances, a shift in our loan portfolio mix to loan types of lesser risk, such as residential real estate loans, and reduced qualitative loss factors.

Noninterest Income. Noninterest income decreased by $433,000 to $2.4 million for the nine months ended September 30, 2014, from $2.8 million for the nine months ended September 30, 2013. This decrease was driven by a decrease in net gains on sales of loans of $640,000 as we benefited less during 2014 from the interest rate environment as compared to the first three quarters of 2013. This was partially offset by an increase in loan servicing fee income of $147,000.

Noninterest Expense. Noninterest expense increased $1.5 million to $19.8 million for the nine months ended September 30, 2014, from $18.3 million for the nine months ended September 30, 2013. This increase was driven by an increase in salaries and employee benefits of $1.3 million.

Income Tax Expense. We recorded income tax expense of $1.7 million for the nine months ended September 30, 2014, compared to income tax expense of $755,000 for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 36.8% compared to 36.5% for the nine months ended September 30, 2013. The increase in the effective tax rate was primarily the result of the reduced impact of the tax exempt income from bank-owned life insurance as a portion of total income, partially offset by a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability and the corresponding tax provision.

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

	For the Nine Months Ended September 30, (unaudited)
	2014			2013
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$964,993	$25,532	3.54%	$730,883	$20,426	3.74%
Securities	144,523	2,359	2.18%	90,623	1,589	2.34%
Other	40,233	64	0.21%	39,375	61	0.21%

Total interest-earning assets (5)	1,149,749	$27,955	3.25%	860,881	$22,076	3.43%
Non-interest-earning assets	31,955			26,251

Total assets	$1,181,704			$887,132

Interest-bearing liabilities:
Savings accounts	$464,099	$2,076	0.60%	$369,187	$1,658	0.60%
Checking accounts	45,457	62	0.18%	31,711	28	0.12%
Money market accounts	10,121	6	0.08%	10,360	6	0.08%
Certificates of deposit	170,878	1,987	1.55%	118,453	1,420	1.60%

Total interest-bearing deposits	690,555	4,131	0.80%	529,711	3,112	0.79%
Federal Home Loan Bank advances	192,215	827	0.58%	86,448	531	0.82%
Securities sold under agreements to repurchase	2,108	2	0.15%	3,125	4	0.15%
Other borrowed funds	1,097	23	2.77%	1,141	25	2.92%

Total interest-bearing liabilities	885,975	$4,983	0.75%	620,425	$3,672	0.79%
Non-interest-bearing liabilities	164,444			136,807

Total liabilities	1,050,419			757,232
Stockholders’ Equity	131,285			129,900

Total liabilities and stockholders’ equity	$1,181,704			$887,132

Net interest income		$22,972			$18,404

Net interest rate spread (2)			2.50%			2.64%
Net interest-earning assets (3)	$263,774			$240,456

Net interest margin (4)			2.67%			2.86%
Average interest-earning assets to interest-bearing liabilities			129.77%			138.74%

(1)	Yields and rates for the nine-month periods ended September 30, 2014 and 2013 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $100,000 and $21,000 for the nine months ended September 30, 2014 and 2013, respectively, are not included.

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

	Nine Months Ended September 30, 2014 vs. 2013 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$6,243	$(1,137)	$5,106
Securities	887	(117)	770
Other	1	2	3

Total interest-earning assets (1)	$7,131	$(1,252)	$5,879

Expense on interest-bearing liabilities:
Savings accounts	$426	$(8)	$418
Checking accounts	15	19	34
Money market accounts	—	—	—
Certificates of deposit	611	(44)	567

Total interest-bearing deposits	1,052	(33)	1,019

Federal Home Loan Bank advances	493	(197)	296
Securities sold under agreements to repurchase	(2)	—	(2)
Other borrowed funds	(1)	(1)	(2)

Total interest-bearing liabilities	1,542	(231)	1,311

Change in net interest income	$5,589	$(1,021)	$4,568

(1)	Does not include dividends on FHLB stock of $100,000 and $21,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2014 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-18.5%
+200	-6.9%
- 100	-0.3%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.3% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2014 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 17.0% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 6.2% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2014 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $45.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2014, we had $66.1 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $177.8 million in unused lines of credit to borrowers and $8.4 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2014 totaled $61.1 million, or 6.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2014.

Our primary investing activity is originating loans. During the nine months ended September 30, 2014 and the year ended December 31, 2013, we originated $488.5 million and $507.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $167.8 million and $156.9 million for the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the levels of brokered deposits were $81.6 million and $34.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2014, we had $251.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $120.7 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of September 30, 2014, our contractual obligations have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $135.1 million at September 30, 2014 from $130.4 million at December 31, 2013. This increase is primarily the result of earnings of $2.9 million and a $1.4 million increase in additional paid-in capital related to stock based compensation.

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

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014. As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On June 22, 2013, the Company’s Board of Directors authorized a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 7, 2014	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)