Form 10-K
period 2014-12-31
BSB Bancorp, Inc.
filed 2015-03-13
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2014 was approximately $134,276,880.

The number of shares outstanding of the registrant’s common stock as of March 5, 2015 was 9,069,808.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2014, we had consolidated assets of $1.4 billion, consolidated deposits of $984.6 million and consolidated equity of $137.0 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one to four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, Interest on Lawyer Trust Accounts (“IOLTA”), commercial, municipal and regular checking accounts and Individual Retirement Accounts (“IRAs”). The Bank offers a wide range of commercial and retail banking services which include cash management, online and mobile banking and global payments and foreign exchange.

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

Our lending area is primarily an urban market area with a substantial number of one to four unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings and retail space. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. The United States Census Bureau estimates that as of July 1, 2013, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2014, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 4.3% compared to the national unemployment rate of 5.6%.

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

Our deposit sources are primarily concentrated in the communities surrounding our full-service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge Massachusetts. As of June 30, 2014 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of ten bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 35.1% market share. As of that same date, we ranked fourth of eight bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 7.2% market share, sixth of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 6.6% market share, thirteenth of fourteen bank and thrift institutions with offices in the city of Newton, Massachusetts, with a 1.4% market share, and fourteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.4% market share.

Lending Activities

Our primary lending activity is comprised of one to four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

[1]	On January 18, 2014, our branch located at 78 Trapelo Road, Belmont, MA, was closed and all accounts were transferred to the 277 Trapelo Road branch.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $0, $0, $11.2 million, $15.9 million, and $3.8 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$450,572	38.16%	$287,652	34.17%	$201,845	30.70%
Commercial real estate (1)	395,178	33.47	320,807	38.10	266,669	40.57
Home equity lines of credit	131,628	11.15	92,461	10.98	66,939	10.18
Construction	31,389	2.66	9,965	1.18	16,139	2.46

Total mortgage loans	1,008,767	85.44	710,885	84.43	551,592	83.91

Commercial loans	39,161	3.32	30,691	3.65	24,779	3.77

Consumer loans:
Indirect auto	131,961	11.17	99,798	11.85	80,312	12.22
Other consumer (2)	774	0.07	558	0.07	654	0.10

	171,896	14.56	131,047	15.57	105,745	16.09

Total loans	1,180,663	100.00%	841,932	100.00%	657,337	100.00%

Net deferred loan costs	5,068		3,535		2,777
Net unamortized mortgage premiums	2,549		1,504		621
Allowance for loan losses	(8,881)		(7,958)		(6,440)

Total loans, net	$1,179,399		$839,013		$654,295

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$192,295	37.58%	$184,087	54.27%
Commercial real estate (1)	170,080	33.23	91,221	26.89
Home equity lines of credit	50,015	9.77	30,921	9.11
Construction	15,198	2.97	13,835	4.08

Total mortgage loans	427,588	83.55	320,064	94.35

Commercial loans	16,807	3.28	14,012	4.13
Consumer loans:
Indirect auto	66,401	12.97	3,697	1.09
Other consumer (2)	998	0.20	1,467	0.43

	84,206	16.45	19,176	5.65

Total loans	511,794	100.00%	339,240	100.00%

Net deferred loan costs	2,523		562
Net unamortized mortgage premiums	423		3
Allowance for loan losses	(4,776)		(2,889)

Total loans, net	$509,964		$336,916

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2014. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

Maturing During the Twelve Months Ending	Residential One to Four Family		Commercial Real Estate (1)		Home Equity Lines of Credit		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31,	(Dollars in thousands)
2015	$—	0.00%	$3,978	3.78%	$1	7.00%	$10,384	3.78%
2016	77	6.14%	11,745	4.06%	—	0.00%	8,514	4.60%
2017 to 2019	3,097	4.90%	36,780	3.50%	239	4.07%	346	3.50%
2020 to 2024	1,862	3.65%	327,885	4.14%	1,976	5.54%	9,548	3.53%
2025 to 2029	21,770	3.46%	1,778	5.05%	6,799	4.00%	2,597	3.16%
2030 and beyond	423,766	3.80%	13,012	4.74%	122,613	2.41%	—	0.00%

Total	$450,572	3.79%	$395,178	4.10%	$131,628	2.54%	$31,389	3.87%

Maturing During the Twelve Months Ending	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31,	(Dollars in thousands)
2015	$7,603	3.45%	$457	2.95%	$723	1.76%	$23,146	3.59%
2016	6,930	3.28%	4,938	3.26%	12	11.91%	32,216	3.92%
2017 to 2019	13,283	2.72%	85,956	2.81%	14	9.01%	139,715	3.03%
2020 to 2024	3,876	3.78%	40,610	3.33%	25	8.05%	385,782	4.04%
2025 to 2029	7,221	4.45%	—	0.00%	—	0.00%	40,165	3.78%
2030 and beyond	248	4.50%	—	0.00%	—	0.00%	559,639	3.52%

Total	$39,161	3.40%	$131,961	2.99%	$774	2.24%	$1,180,663	3.65%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$272,677	$177,895	$450,572
Commercial real estate loans (1)	108,528	282,672	391,200
Equity lines of credit	—	131,627	131,627
Construction loans	13,516	7,489	21,005

Total mortgage loans	394,721	599,683	994,404
Commercial loans	8,217	23,341	31,558
Consumer loans:
Indirect auto loans	131,504	—	131,504
Other consumer loans	51	—	51

Total loans	$534,493	$623,024	$1,157,517

(1)	Includes multi-family real estate loans.

One to Four Family Residential Mortgage Loans.

At December 31, 2014, $450.6 million, or 38.2%, of our total loan portfolio, consisted of one to four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one to four family residential mortgage loans. At December 31, 2014, of the $450.6 million of one to four family residential mortgage loans in our portfolio, $9.6 million, or 2.1%, were comprised of non-owner occupied properties.

Our one to four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate and purchase both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000. We also originate and purchase loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. During the year ended December 31, 2014, we originated $41.9 million and purchased $156.9 million of jumbo loans.

We generally originate and purchase our adjustable rate one to four family residential mortgage loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on adding a margin to a designated market index. We determine whether a borrower qualifies for an adjustable rate mortgage loan annually based on secondary market guidelines.

We will originate and purchase one to four family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 43% of the borrower’s monthly cash flow.

Occasionally, we sell into the secondary market fixed rate one to four family residential mortgage loans. We base the amount of fixed rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. For the year ended December 31, 2014, we received servicing fees of $188,000 on loans that were previously sold. At December 31, 2014, the principal balance of loans serviced for others totaled $69.5 million.

We generally do not offer reverse mortgages, “interest only” mortgage loans on one to four family residential properties nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2014, $395.2 million, or 33.5%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2014, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2014, loans secured by commercial real estate and multi-family real estate had an average loan balance of $2.0 million.

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

In underwriting commercial and multi-family real estate loans, we consider a number of factors, which include the net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s and guarantor’s experience in owning or managing similar properties. Commercial and multi-family real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained on these commercial real estate and multi-family real estate loans. In addition, the borrower’s and guarantors financial information on such loans is monitored on an ongoing basis through required periodic financial statement updates.

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

At December 31, 2014, our largest commercial real estate loan had an outstanding balance of $19.2 million, was secured by two office buildings and one industrial building totaling 337,852 square feet, and was performing in accordance with its original terms. At that date, our largest multi-family real estate loan had a balance of $14.7 million, was secured by a 37 unit residential complex, and was performing in accordance with its original terms.

Home Equity Lines of Credit. In addition to traditional one to four family residential mortgage loans, we offer home equity lines of credit and, that are secured by the borrower’s primary residence, secondary residence or one to four family investment properties. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one to four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Lines of credit greater than $500,000 generally may not exceed a loan-to-value ratio of 75% and require a credit score (FICO) of greater than 720. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2014, our largest home equity line of credit was a $2.3 million line of credit with an outstanding balance of $625,000. At December 31, 2014 this line of credit was performing in accordance with its original terms.

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. We underwrite each of these loans, as further described below. We currently receive auto loans from approximately 203 franchised dealerships located in Massachusetts, Rhode Island, Connecticut, Maine, New Hampshire and Vermont. During the year ended

December 31, 2014, our portfolio of indirect auto loans increased from $99.8 million to $132.0 million, an increase of 32.2%. Approximately 60% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2014 was for financing new vehicles, and the remainder was for financing used vehicles. We only originate used car loans through franchised dealers of new automobiles that also provide us with loans on new vehicles.

At December 31, 2014, the weighted average original term to maturity of our automobile loan portfolio was 66.5 months, with an estimated average expected life of 30 months. The average amount financed for each of our automobile loans for the year ended December 31, 2014 was $21,574 and the weighted average credit score was 778. Approximately 53%, 19% and 16% of the aggregate principal balance of our automobile loan portfolio at December 31, 2014 consisted of loans to borrowers with mailing addresses in Massachusetts, Connecticut and Rhode Island, respectively.

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

Each participating dealership submits credit applications to us through industry web portals (Dealertrack and Route One), into an online loan origination system provided by Fiserv Solutions, Inc. The borrower’s creditworthiness and the value of the underlying collateral are the most important criteria used in determining whether to originate an automobile loan. Each credit application requires that the borrower provide current, personal information regarding the borrower’s employment history, debts, and other factors that impact creditworthiness. Our loan origination system provides for automatic declines of lower quality applications. However, all other applications are reviewed by our experienced automobile lending staff prior to being approved.

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

During the year ended December 31, 2014, we sold to other financial institutions $17.5 million, or 18.0%, of the $97.2 million of indirect automobile loans that we originated. We expect that future sales of indirect auto loans will be driven by our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2014, we maintained relationships with eighteen financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2014, our portfolio of consumer loans other than indirect automobile loans totaled 774,000, or 0.1% of our total loan portfolio.

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

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2014, we had $39.2 million of commercial business loans and lines of credit outstanding, representing 3.3% of our total loan portfolio. At December 31, 2014, the average loan balance of our commercial loans and lines of credit was $653,000.

When making commercial business loans, we consider the financial condition of the borrower, the payment history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our credit department. The credit department is responsible for the underwriting and documentation of new commercial loans as well as the annual review of credit ratings of existing loans and special credit projects. The credit department has no loan production goals and has annual performance objectives based on credit quality and credit risk management. All commercial loans, regardless of size, are approved by the Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2014, our largest commercial business loan outstanding was an $8.4 million loan secured by business assets and commercial real estate. At December 31, 2014, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one to four family residential properties, multi-family properties and commercial properties. The majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one to four family residential properties are “on speculation.” At December 31, 2014, $31.4 million, or 2.7%, of our total loan portfolio, consisted of construction loans, $5.8 million of which were secured by one to four family residential real estate projects on speculation, $4.2 million of which were secured by multi-family residential real estate projects, and $21.4 million of which were secured by land and commercial real estate.

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

At December 31, 2014, our largest speculative construction loan had a principal balance of $7.8 million and was secured by a 60 acres of land permitted for development. This loan was performing in accordance with its original terms at December 31, 2014.

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

In recent years, in an effort to manage interest rate risk in what has been a relatively low interest rate environment, we have sold a portion of fixed-rate one to four family residential mortgage loans that we have originated or purchased. Some of these loans were sold with the servicing rights released. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis.

For the year ended December 31, 2014, we received $125,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2014, the principal balance of residential mortgage loans serviced for others totaled $69.5 million. For the year ended December 31, 2014, we received $701,000 in net servicing income on indirect auto loans that we sold. At December 31, 2014, the principal balance of indirect auto loans serviced for others totaled $94.7 million.

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

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2014, we held $459,000 of commercial real estate loans in our portfolio that were participation loans from other lenders and $56.4 million of commercial real estate and commercial construction loans were participated out to other lenders.

We also purchase whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the years ended December 31, 2014 and 2013, we purchased one to four family residential mortgage loans of $169.5 million and $129.3 million, respectively, of whole loans, with both fixed and variable rates, from other banks and mortgage companies.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications.

Our policies and loan approval limits are established by our Board of Directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships of $1.0 million or greater require the approval of the Executive Committee. All commercial real estate and commercial loans, regardless of size, are approved by the Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

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

When auto finance loans become 10 to 15 days past due, a late fee is charged according to applicable guidelines. When the loan is 11 days past due, the customer will receive a phone call from our servicer requesting a payment. Letters are generated at 20 and 25 days past due. A letter stating our intent to repossess the automobile goes to the customer 21 days prior to repossession, which is triggered at 45 days past due. Vehicles are assigned for repossession at 65 to 70 days past due; the customer has 21 days for right of redemption until the vehicle is sold. Auto loans are placed on non-accrual status at 90 days past due and charged off at 120 days past due.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans (1):
Mortgage loans:
One-to-four family	$2,662	$3,860	$3,278	$3,149	$1,053
Commercial real estate	—	38	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	96	200	319	1,123	617
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	155	37
Consumer loans:
Indirect auto loans	12	16	24	—	—
Other consumer loans	—	1	—	—	—

Total non-accrual loans	$2,770	$4,115	$3,621	$4,427	$1,707

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$2,770	$4,115	$3,621	$4,427	$1,707

Other real estate owned	$—	$—	$661	$—	$—

Total Repossessed Vehicles	$48	$—	$43	$30	$—

Total non-performing assets (NPAs)	$2,818	$4,115	$4,325	$4,457	$1,707

Troubled debt restructures included in NPAs	$1,551	$1,900	$946	$609	$629
Troubled debt restructures not included in NPAs	7,675	7,366	6,437	—	—

Total troubled debt restructures	$9,226	$9,266	$7,383	$609	$629

Ratios:
Non-performing loans to total loans	0.23%	0.49%	0.55%	0.80%	0.50%
Non-performing assets to total assets	0.21%	0.39%	0.52%	0.67%	0.34%

(1)	At December 31, 2014, 2013, 2012, 2011 and 2010, non-accrual loans included $1,551,000, $1,900,000, $946,000, $609,000 and $629,000 of troubled debt restructurings, respectively. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2014 and 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $65,000 and $101,000, respectively. Interest income recognized on such loans for the years ended December 31, 2014 and 2013, was $96,000 and $42,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2014, $230,000 in non-performing loans were less than 90 days past due. None of the $2.8 million in non-performing loans were paid current as of December 31, 2014.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2014 and 2013, we had $9.2 million and $9.3 million, respectively, of troubled debt restructurings. At December 31, 2014, $5.1 million was related to six residential one to four family loans, $200,000 was related to one home equity line of credit and $3.9 million was related to three commercial real estate loans. At December 31, 2013, $4.9 million was related to five residential one to four family loans, $400,000 was related to two equity lines of credit and $4.0 million was related to three commercial real estate loans. For the years ended December 31, 2014 and 2013, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $270,000 and $169,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2014 and 2013 was $251,000 and $391,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2014
Mortgage loans:
Residential one to four family	1	$230	3	$2,432	4	$2,662
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	96	1	96

	1	230	4	2,528	5	2,758
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	45	1	12	5	57
Other consumer loans	—	—	—	—	—	—

Total loans	5	$275	5	$2,540	10	$2,815

At December 31, 2013
Mortgage loans:
Residential one to four family	—	$—	1	$1,911	1	$1,911
Commercial real estate loans	—	—	1	38	1	38
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	2	1,949	2	1,949
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	1	16	1	16
Other consumer loans	—	—	1	1	1	1

Total loans	—	$—	4	$1,966	4	$1,966

At December 31, 2012
Mortgage loans:
Residential one to four family	—	$—	4	$2,412	4	$2,412
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	43	2	43

			6	2,455	6	2,455
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	1	27	1	24	2	51
Other consumer loans	—	—	—	—	—	—

Total loans	1	$27	7	$2,479	8	$2,506

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2011
Mortgage loans:
Residential one to four family	3	$1,188	5	$1,880	8	$3,068
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	3	847	3	847

	3	1,188	8	2,727	11	3,915
Commercial loans	—	—	1	7	1	7
Consumer loans:
Indirect auto loans	1	23	—	—	1	23
Other consumer loans	1	1	—	—	1	1

Total loans	5	$1,212	9	$2,734	14	$3,946

At December 31, 2010
Mortgage loans:
Residential one to four family	1	$507	3	$1,053	4	$1,560
Commercial real estate loans	1	497	—	—	1	497
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	314	2	617	3	931

	3	1,318	5	1,670	8	2,988
Commercial loans	—	—	1	37	1	37
Consumer loans:
Indirect auto loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total loans	3	$1,318	6	$1,707	9	$3,025

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2014 and December 21, 2013 we did not have any property classified as other real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

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

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Classified loans:
Substandard	$12,960	$15,053	$11,117	$6,432	$1,190
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	12,960	15,053	11,117	6,432	1,190
Special mention	1,136	7,657	12,177	2,724	4,762

Total criticized loans	$14,096	$22,710	$23,294	$9,156	$5,952

At December 31, 2014, we had $13.0 million of substandard assets, of which $8.7 million were commercial real estate loans; $3.4 million were one to four family residential mortgage loans, and $895,000 were home equity lines of credit. At December 31, 2014, special mention assets consisted of $1.1 million of one to four family residential mortgage loans and $2,000 in commercial loans. Other than disclosed in the above tables, there are no other loans at December 31, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is measured based on the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent and the carrying value of the loan.; and

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into homogenous pools by similar risk characteristics, primarily by loan type and regulatory classification. We apply an estimated incurred loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$7,958	$6,440	$4,776	$2,889	$2,473

Charge-offs:
Residential one-to-four family	(375)	—	(225)	(210)	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	(4)	—	—	(61)	(6)
Home equity	(199)	(20)	(715)	(83)	—
Indirect auto	(51)	(62)	(281)	(23)	—
Other consumer	(29)	(53)	(48)	(33)	(24)

Total charge-offs	(658)	(135)	(1,269)	(410)	(30)

Recoveries:
Residential one-to-four family	—	68	43	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	96	—	—
Indirect auto	15	69	46	4	—
Other consumer	14	18	12	8	8

Total recoveries	29	155	197	12	8
Net (charge-offs) recoveries	(629)	20	(1,072)	(398)	(22)

Provision for loan losses	1,552	1,498	2,736	2,285	438

Balance at the end of the period	$8,881	$7,958	$6,440	$4,776	$2,889

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.06)%	0.00%	(0.18)%	(0.11)%	(0.01)%
Allowance for loan losses to non-performing loans at end of period	320.59%	193.39%	177.86%	107.88%	169.24%
Allowance for loan losses to total loans at end of period	0.75%	0.95%	0.98%	0.93%	0.85%

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

	At December 31,
	2014		2013		2012
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$2,364	38.16%	$2,189	34.17%	$1,412	30.70%
Commercial real estate	4,043	33.47	3,621	38.10	3,039	40.57
Construction	228	2.66	134	1.18	198	2.46
Home equity	828	11.15	681	10.98	466	10.18
Commercial	458	3.32	419	3.65	470	3.77
Consumer loans:
Indirect auto	778	11.17	749	11.85	772	12.22
Other consumer	11	0.07	26	0.07	19	0.10

Total allocated allowance	8,710	100.00	7,819	100.00	6,376	100.00
Unallocated allowance	171	—	139	—	64	—

Total allowance	$8,881	100.00%	$7,958	100.00%	$6,440	100.00%

	At December 31,
	2011		2010
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$986	37.58%	$1,057	54.27%
Commercial real estate	1,969	33.23	1,136	26.89
Construction	188	2.97	140	4.08
Home equity	632	9.77	236	9.11
Commercial	321	3.28	261	4.13
Consumer loans:
Indirect auto	664	12.97	38	1.09
Other consumer	16	0.20	21	0.43

Total allocated allowance	4,776	100.00	2,889	100.00
Unallocated allowance	—	—	—	—

Total allowance	$4,776	100.00%	$2,889	100.00%

Investments

The Board of Directors has the responsibility for approving our investment policy, and it is the responsibility of management to implement specific investment strategies. The Executive Committee has authorized our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Vice President, Director of Treasury to execute specific investment actions. The investment policy requires that single day transactions in excess of $15.0 million must contain the signature of two authorized officers and a member of the Executive Committee.

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

Our current investment policy permits investments in securities issued by the U.S. government and U.S. government agencies, municipal bonds, corporate bonds, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, asset-backed securities (collateralized by assets other than conforming residential first mortgages), repurchase agreements, federal funds sold, certificates of deposit, money market funds, money market preferred securities, mutual funds, equity securities, daily overnight deposit funds, bankers acceptances, commercial paper, equity securities, structured notes, callable securities and any other investments that are deemed prudent and are approved by the Executive Committee and permitted by statute.

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

Securities. At December 31, 2014, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair market value of $141.5 million and an amortized cost of $140.7 million. Total securities had a carrying value of $140.6 million, or 9.9% of total assets. At December 31, 2014, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2014, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. government sponsored mortgage-backed securities	$100,977	$101,769	$99,257	$98,831	$49,039	$50,770
Corporate debt securities	17,551	17,678	20,519	20,150	14,945	15,161

Total securities held-to-maturity	$118,528	$119,447	$119,776	$118,981	$63,984	$65,931

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale securities:

Corporate debt securities	$22,199	$22,079	$22,271	$21,921	$22,483	$22,621

Total available-for-sale securities	$22,199	$22,079	$22,271	$21,921	$22,483	$22,621

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate
	(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$—	0.00%	$274	4.35%	$55,364	2.04%	$45,339	2.56%	$100,977	2.28%
Corporate debt securities	—	0.00%	19,810	1.25%	19,940	2.48%	—	0.00%	39,750	1.86%

Total	$—	0.00%	$20,084	1.29%	$75,304	2.16%	$45,339	2.56%	$140,727	2.16%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2014, we had $23.9 million in bank-owned life insurance.

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

Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial, municipal and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. We also access the brokered deposit market for funding.

At December 31, 2014, we had a total of $141.1 million in certificates of deposit, excluding brokered deposits, of which $60.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of December 31, 2014 and 2013, we had a total of $88.6 million and $34.6 million, respectively, of brokered deposits.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended December 31, 2014			For the Fiscal Year Ended December 31, 2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$155,059	17.81%	—%	$128,820	19.04%	—%
Interest-bearing checking accounts	51,554	5.92	0.21	31,057	4.59	0.11
Regular savings accounts	473,788	54.45	0.61	383,316	56.65	0.58
Money market deposits	9,873	1.13	0.08	10,198	1.51	0.08
Certificates of deposit	180,115	20.69	1.56	123,193	18.21	1.57

Total deposits	$870,389	100.00%	0.67%	$676,584	100.00%	0.62%

	For the Fiscal Year Ended December 31, 2012
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$91,623	17.31%	—%
Interest-bearing checking accounts	28,675	5.42	0.13
Regular savings accounts	273,284	51.65	0.71
Money market deposits	11,055	2.09	0.14
Certificates of deposit	124,521	23.53	1.71

Total deposits	$529,158	100.00%	0.78%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$191,443	$115,146	$93,408
2.00% to 2.99%	26,233	25,493	17,897
3.00% to 3.99%	8,537	5,544	9,964
4.00% to 4.99%	—	—	43

Total	$226,213	$146,183	$121,312

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2014
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$56,364	$10,066	$13,172	$111,841	$191,443	84.63%
2.00% to 2.99%	4,655	8,374	13,204	—	26,233	11.60%
3.00% to 3.99%	1,009	7,528	—	—	8,537	3.77%

Total	$62,028	$25,968	$26,376	$111,841	$226,213	100.00%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $85.7 million. The following table sets forth the maturity of those certificates as of December 31, 2014.

At December 31, 2014
(Dollars in thousands)
Three months or less	$11,765
Over three months through six months	12,765
Over six months through one year	8,560
Over one year to three years	20,514
Over three years	32,140

Total	$85,744

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse.

At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $111.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$285,100	$142,100	$83,100
Average balance during period	$206,801	$101,385	$82,352
Maximum outstanding at any month end	$285,100	$150,600	$97,600
Weighted average interest rate at end of period	0.70%	0.69%	0.93%
Average interest rate during period	0.57%	0.77%	1.14%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$1,392	$2,127	$3,404
Average balance during period	$2,025	$2,995	$3,444
Maximum outstanding at any month end	$2,525	$3,557	$3,828
Weighted average interest rate at end of period	0.15%	0.15%	0.15%
Average interest rate during period	0.15%	0.15%	0.25%

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. As of December 31, 2014 and 2013, the principal balance of these loans sold with recourse amounted to $1,067,000 and $1,113,000, respectively. The agreement related to this sale contains provisions requiring that during the initial 120 months we repurchase any loan that becomes 90 days past due. We are required to repurchase any such past due loan for 100 percent of the unpaid principal plus interest to repurchase date. We have not incurred, and do not expect to incur, any losses related to the loans sold with recourse.

Personnel

At December 31, 2014, the Bank had 120 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The new legislation also gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

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

The Dodd Frank Act also broadened the base for FDIC insurance assessments and increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Belmont Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Belmont Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks and/or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Parity Regulation. The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks greater flexibility compared to federally chartered and out-of-state banks. Where indicated in the below discussion, the new provisions of Massachusetts banking law are scheduled to take effect on April 7, 2015.

New Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” was signed into law in January 2015 and is effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Lending Activities in General. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. Beginning in April 2015, a Massachusetts bank must provide the Commissioner of Banks advance written notice prior to engaging in certain activities permissible for national banks, federal thrifts, or out-of-state banks.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s capital.

Loans to a Bank’s Insiders. Massachusetts banking laws currently prohibit any executive officer or director of a savings bank from borrowing or guaranteeing extensions of credit by such savings bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extensions of credit, secured or unsecured, to an officer of the savings bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the savings bank who is not also an officer of the savings bank in an amount permissible under the savings bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Beginning in April 2015, Massachusetts law provides that a Massachusetts bank shall comply with Regulation O of the Federal Reserve Board.

The recent Massachusetts legislation provides that, beginning in April 2015, Massachusetts law incorporates federal regulations governing extensions of credit to insiders and the separate Massachusetts requirements are repealed.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Belmont Savings Bank’s investment activities. See “—Federal Regulations—Business and Investment Activities.”

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

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

•	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

At December 31, 2014, Belmont Savings Bank met the criteria for being considered “well-capitalized.”

Capital Requirements. In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (Basel III) and certain provisions of the Dodd-Frank Act. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules). Among other things, the rule also assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.

The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule was effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014, Belmont Savings Bank’s regulatory capital was considered to be well capitalized under the prompt corrective action capital regulations. Belmont Savings Bank would also be considered to be well capitalized under Basel III capital requirements which became effective on January 1, 2015.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2014, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

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

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2014, Belmont Savings Bank paid $63,000 in fees related to the FICO.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Belmont Savings Bank’s latest FDIC CRA rating, dated January 27, 2014, was “satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Belmont Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Belmont Savings Bank’s most recent rating under Massachusetts law, dated January 27, 2014, was “satisfactory.”

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

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2014, Belmont Savings Bank was in compliance with this requirement.

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

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as BSB Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with BSB Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

COSO 2013 Framework

In May 2013 the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) issued an updated internal control-integrated framework. The COSO framework provides guidelines for designing, implementing and maintaining systems of internal control and assessing their effectiveness. We have been updating our internal control-framework to be compliant with COSO 2013.

ITEM 1A.	RISK FACTORS

Our business strategy includes significant asset and liability growth. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities and contemplates further growth over the next several years. Specifically, we intend to continue to increase our commercial real estate loans, one to four family residential real estate loans, home equity lines of credit, commercial business loans and indirect automobile loans, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have incurred substantial additional expenses due to the execution of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully execute our strategic plan, results of operations will be negatively affected by these increased costs.

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

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2014, $395.2 million, or 33.5% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one to four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2014, our indirect automobile loans totaled $132.0 million, or 11.2% of our total loan portfolio, an increase from $99.8 million, or 11.9% of our total loan portfolio, at December 31, 2013. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.

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

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2014, of the $450.6 million of one to four family residential mortgage loans in our portfolio, $9.6 million, or 2.13% of this amount, were comprised of non-owner occupied properties. There is a greater credit risk inherent in two-, three- and four-unit properties and especially in non-owner occupied properties, than in owner-occupied one-unit properties. These loans are similar to commercial real estate and multi-family loans, as the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit initiative exposes us to a risk of loss due to a decline in property values.

At December 31, 2014, $131.6 million, or 11.2%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

A significant portion of our loans are fixed-rate one to four family residential mortgage loans, 5/1, 7/1 and 10/1 adjustable rate mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2014 our interest rate risk analysis indicated that our base forecasted net interest income would decrease by 10.5% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2014, $177.9 million, or 39.5% of our $450.6 million total one- to four-family residential mortgage loans due after December 31, 2015 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Historically low interest rates may adversely affect our net interest income and profitability.

Since April 2010 the Federal Reserve has maintained the federal funds target rate between 0 and 25 basis points as an effort to foster employment. In June 2013, the Federal Open Market Committee (“FOMC”) announced it would continue purchasing agency mortgage-backed securities and longer term Treasury securities until certain improvements in the economy are achieved. These actions have resulted in a prolonged low interest rate environment reducing yields on interest earning assets and compressing the Company’s net interest margin. On October 29, 2014, the FOMC announced that it would conclude its asset purchase plan at the end of October 2014 but continue its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction. The FOMC anticipates maintaining the federal funds target rate until the outlook for employment and inflation are in line with the Committee’s long term objectives. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which was one factor contributing to the increase in our interest rate spread between 2008 and 2011 as interest rates decreased. However, at current interest rate levels our ability to continue to lower our interest expense is relatively limited compared to the average yield on our interest-earning assets which may continue to decrease. Our interest rate spread has decreased to 2.47% for the year ended December 31, 2014, compared to 2.69% for the year ended December 31, 2013. Accordingly, our interest rate spread may continue to decrease in the near future, which would adversely affect our net interest income and our profitability.

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

Among other things, as a result of the Dodd-Frank Act:

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change may increase our interest expense;

•	the Federal Reserve Board is required to set minimum capital levels for bank holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements;”

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	the Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Belmont Savings Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

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

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid since 2010 have been far lower than the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2014, the carrying value of our FHLB of Boston stock was $13.7 million.

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

We rely heavily on communications and information systems operated by us and third party service providers to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are exposed to cyber-security risks, including denial of service, hacking, and identity theft.

Recently, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operated from our six full-service banking offices at December 31, 2014, including our main office and five branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. On January 18, 2014, the branch located at 78 Trapelo Road, Belmont, MA, was closed and all accounts were transferred to the 277 Trapelo Road branch. The net book value of our premises, land and equipment was $3.1 million at December 31, 2014. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Full Service Banking Offices:

Main Office 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Trapelo Road 277 Trapelo Road Belmont, Massachusetts 02478	1992	Owned

Watertown Square 53 Mount Auburn Street Watertown, Massachusetts 02472	2001	Leased(1)

Shaws Supermarket In-Store Branch 1070 Lexington Street Waltham, Massachusetts 02452	2012	Leased(2)

Shaws Supermarket In-Store Branch 33 Austin Street Newton, Massachusetts 02460	2013	Leased(3)

Star Market Supermarket In-Store Branch 699 Mount Auburn Street Cambridge, Massachusetts 02138	2013	Leased(4)

Administrative Offices

Leonard Street 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Concord Avenue – Suite 3 385 Concord Avenue Belmont, Massachusetts 02478	2010	Leased(5)

Concord Avenue – Suite 105 385 Concord Avenue Belmont, Massachusetts 02478	2014	Leased(5)

Concord Avenue – Suite 205 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased(5)

Fall River 10 N. Main Street Fall River, Massachusetts 02722	2010	Leased(6)

Concord Avenue – Suite 203A 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased(5)

(1)	Lease expires in March 2017.

(2)	Lease expires in March 2025.
(3)	Lease expires in July 2023.
(4)	Lease expires in May 2023.
(5)	Lease expires in September 2020.
(6)	Lease expires in August 2017.

ITEM 3.	LEGAL PROCEEDINGS

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

	Period Ending
Index	10/05/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14
BSB Bancorp, Inc.	100.00	102.23	123.67	118.62	127.55	146.36	166.44	180.70
Russell 2000	100.00	113.01	122.65	131.48	152.34	182.53	188.35	191.46
SNL Thrift NASDAQ	100.00	108.17	115.99	129.10	146.59	163.69	173.32	181.30

Holders.

As of March 5, 2015, there were 322 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2014, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	862,964	$12.30	23,310
Equity compensation plans not approved by security holders	—	—	—

Total	862,964	$12.30	23,310

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,425,550	$1,054,619	$838,082	$669,005	$500,246
Cash and cash equivalents	51,767	38,042	52,712	22,795	20,967
Investment securities - available-for-sale	22,079	21,921	22,621	—	14,274
Investment securities - held-to-maturity	118,528	119,776	63,984	89,391	93,899
Loans receivable, net	1,179,399	839,013	654,295	509,964	336,916
Federal Home Loan Bank stock	13,712	7,712	7,627	8,038	8,038
Bank-owned life insurance	23,888	13,325	12,884	12,420	11,954
Deposits	984,562	764,753	607,865	430,654	346,841
Federal Home Loan Bank advances	285,100	142,100	83,100	95,600	92,800
Securities sold under agreements to repurchase	1,392	2,127	3,404	2,985	2,654
Other borrowed funds	1,067	1,113	1,156	1,502	5,199
Total stockholders’ equity	137,010	130,421	133,308	131,506	46,927

	For the Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$38,655	$30,972	$26,824	$22,222	$21,188
Interest expense	7,051	4,987	5,133	5,645	7,543

Net interest and dividend income	31,604	25,985	21,691	16,577	13,645
Provision for loan losses	1,552	1,498	2,736	2,285	438

Net interest and dividend income after provision for loan losses	30,052	24,487	18,955	14,292	13,207
Noninterest income	3,291	3,606	4,705	4,507	1,694
Noninterest expense	26,490	25,091	21,546	18,205	12,854

Income before income tax expense	6,853	3,002	2,114	594	2,047
Income tax expense	2,562	1,042	713	295	220

Net income	$4,291	$1,960	$1,401	$299	$1,827

	At or For the Fiscal Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.35%	0.21%	0.19%	0.05%	0.36%
Return on average equity	3.20%	1.50%	1.06%	0.44%	4.06%
Interest rate spread (1)	2.47%	2.69%	2.68%	2.91%	2.73%
Net interest margin (2)	2.64%	2.89%	2.97%	3.11%	2.91%
Efficiency ratio (3)	75.91%	84.79%	81.62%	86.34%	83.80%
Noninterest expense to average total assets	2.16%	2.72%	2.85%	3.24%	2.56%
Average interest-earning assets to average interest-bearing liabilities	128.79%	137.34%	139.29%	119.10%	110.93%
Average equity to average total assets	10.91%	14.11%	17.47%	12.04%	8.96%
Asset Quality Ratios:
Non-performing assets to total assets	0.21%	0.39%	0.52%	0.67%	0.34%
Non-performing loans to total loans	0.23%	0.49%	0.55%	0.86%	0.50%
Allowance for loan losses to non-performing loans	320.59%	193.39%	177.86%	107.88%	169.24%
Allowance for loan losses to total loans	0.75%	0.95%	0.98%	0.93%	0.85%
Capital Ratios (4):
Total capital to risk-weighted assets	12.99%	16.30%	24.32%	29.37%	14.76%
Tier 1 capital to risk-weighted assets	12.19%	15.35%	23.18%	28.31%	13.61%
Tier 1 capital to average assets	10.05%	12.59%	16.02%	20.14%	9.25%
Other Data:
Number of full service offices	6	7	5	4	4
Full time equivalent employees	126	123	114	96	86

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management evaluates the Company’s operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, efficiency ratio, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Bank’s balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve.

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

In 2010 the Board of Directors approved a new strategic plan designed to increase growth and long-term profitability of the Bank. On October 4, 2011, we completed our initial public offering of common stock in connection with BSB Bancorp, MHC’s mutual-to-stock conversion, selling 8,993,000 shares of common stock at $10.00 per share, including 458,643 shares sold to Belmont Savings Bank’s employee stock ownership plan, and raising approximately $89.9 million of gross proceeds. In addition, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation.

The strategic plan was intended to take advantage of the sound Eastern Massachusetts economy, which has not been as negatively affected by the recent recession as other regions of the United States. The strategic plan contemplated significant growth in assets and liabilities with the intent of making Belmont Savings Bank a leader in market share in Belmont and the surrounding communities, the “Bank of Choice” for small businesses in the market area, and the trusted lending partner for area commercial real estate investors, developers and managers.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $2.8 million, or 0.21% of total assets, at December 31, 2014, compared to $4.1 million, or 0.39% of total assets, at December 31, 2013, and $4.3 million, or 0.52% of total assets, at December 31, 2012. Total loan delinquencies of 60 days or more as of December 31, 2014 were $2.8 million. Our provision for loan losses was $1.6 million, $1.5 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, we experienced net charge offs of $629,000. For the years ending December 31, 2013 and 2012, we experienced net recoveries and charge offs of $20,000 and $1.1 million, respectively.

Management pays close attention to the ongoing operating expenses incurred by the Bank while making needed capital expenditures and prudently investing in our infrastructure. The Company’s primary expenses are related to salaries and employee benefits, data processing costs and expenses associated with buildings and equipment. During 2014, noninterest expense was managed well and we continue to make improvements in our efficiency ratio. The Company’s efficiency ratio for the years ending December 31, 2014, 2013, and 2012 was 75.9%, 84.8% and 81.6%.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total Assets. Total assets increased $370.9 million, or 35.2% to $1.4 billion at December 31, 2014, from $1.1 billion at December 31, 2013. The increase was primarily the result of a $340.4 million, or 40.6% increase in net loans, a $13.7 million, or 36.1% increase in cash and cash equivalents and a $10.6 million, or 79.3% increase in bank owned life insurance.

Loans. Net loans increased by $340.4 million to $1.2 billion at December 31, 2014 from $839.0 million at December 31, 2013. The increase in net loans was primarily due to increases of $162.9 million or 56.6% in one to four family residential loans, $74.4 million, or 23.2%, in commercial real estate loans, $39.2 million, or 42.4%, in home equity lines of credit, $32.2 million, or 32.2%, in indirect automobile loans, $21.4 million, or 214.8% in construction loans and $8.5 million, or 27.6% in commercial business loans. Our plan to prudently build our commercial and consumer loan portfolios continues as significant growth was achieved in each of our strategic business lines while credit losses remained low.

Investment Securities. The carrying value of total investment securities decreased by $1.1 million to $140.6 million at December 31, 2014, from $141.7 million at December 31, 2013. The decrease in investment securities was driven by a net decrease of $1.2 million, or 1.0%, in held-to-maturity securities (U.S. government and agency-sponsored mortgage-backed securities and corporate debt securities). The net decrease of $1.2 million was driven by a decrease in corporate debt securities of $3.0 million, partially offset by an increase of $1.7 million in U.S. government sponsored mortgage backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $13.7 million to $51.8 million at December 31, 2014, from $38.0 million at December 31, 2013.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2014, our investment in bank-owned life insurance was $23.9 million, an increase of $10.6 million from $13.3 million at December 31, 2013, primarily due to purchases of $10.0 million and increases in the cash surrender value.

Deposits. Deposits increased $219.8 million, or 28.7%, to $984.6 million at December 31, 2014 from $764.8 million at December 31, 2013. The increase in deposits was primarily due to an $80.0 million, or 54.7% increase in certificates of deposit accounts, a $60.7 million, or 13.9% increase in regular savings accounts, a $40.9 million or 126.4%, increase in interest bearing checking accounts, and a $39.5 million or 28.2%, increase in demand deposit accounts. This strong growth was due to the impact of our business banking programs focused on deposit driven businesses, growth in our municipal banking products, as well as the effective cross selling of deposit relationships of new and existing borrowers by our commercial real estate lenders. In addition, this performance reflects the expanding customer base of our two newest branches in Newton and Cambridge. Our core deposit accounts, which we consider to include all deposits other than CDs and brokered CDs, experienced significant growth of $139.8 million, or 22.6%, which indicates that core banking relationships continue to grow.

Borrowings. At December 31, 2014, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006.

Total borrowings increased $142.2 million, or 97.9%, to $287.6 million at December 31, 2014, from $145.3 million at December 31, 2013. This increase was driven by an increase in advances from the Federal Home Loan Bank of Boston of $143.0 million, or 100.6%.

Stockholders’ Equity. Total stockholders’ equity increased $6.6 million to $137.0 million at December 31, 2014, from $130.4 million at December 31, 2013. This increase is primarily the result of earnings of $4.3 million and a $2.0 million increase in additional paid-in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income increased $2.3 million, or 118.9%, to $4.3 million for the year ended December 31, 2014, from $2.0 million for the year ended December 31, 2013. The increase was primarily due to a $5.6 million increase in net interest and dividend income after the provision for loan losses, partially offset by a $1.4 million increase in noninterest expense and a $315,000 decrease in noninterest income.

Net Interest and Dividend Income. Net interest and dividend income increased by $5.6 million to $31.6 million for the year ended December 31, 2014, from $25.6 million for the year ended December 31, 2013. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits and take advantage of the historically low wholesale funding rates. Net average interest-earning assets increased $22.5 million, or 9.2%, to $266.4 million for the year ended December 31, 2014 from $243.9 million for the year ended December 31, 2013. Our net interest margin decreased 25 basis points to 2.64% for the year ended December 31, 2014, compared to 2.89% for the year ended December 31, 2013, and our net interest rate spread decreased 22 basis points to 2.47% for the year ended December 31, 2014, compared to 2.69% for the year ended December 31, 2013.

Interest and Dividend Income. Interest and dividend income increased $7.7 million, or 24.8%, to $38.7 million for the year ended December 31, 2014, from $31.0 million for the year ended December 31, 2013. The increase in interest and dividend income was primarily due to a $6.9 million increase in interest income on loans and a $677,000 increase in interest income on debt securities. The increase in interest income on loans resulted from a $254.7 million increase in the average balance of loans, partially offset by a 27 basis point decrease in the average yield on loans to 3.50% from 3.77%, primarily due to lower market interest rates during 2014. The increase in interest and dividend income on securities was primarily due to a $40.2 million increase in the average balance of securities, partially offset by a 19 basis point decrease in the average yield on investment securities to 2.17% from 2.36%.

Interest Expense. Interest expense increased $2.1 million, or 41.4%, to $7.1 million for the year ended December 31, 2014, from $5.0 million for the year ended December 31, 2013. The increase resulted from a $272.0 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $1.6 million to $5.8 million for the year ended December 31, 2014, from $4.2 million for the year ended December 31, 2013. This increase was primarily due to an increase of $167.6 million in the average balance of interest bearing deposits to $715.3 million from $547.8 million at December 31, 2014 and 2013, respectively. The average cost of interest-bearing deposits also increased by 4 basis points, from 0.77% for the year ended December 31, 2013 to 0.81% for the year ended December 31, 2014. We experienced increases in the average cost of regular savings accounts and checking accounts for the year ended December 31, 2014. The average cost of money market accounts remained flat and the average cost of certificates of deposits declined slightly during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest expense on Federal Home Loan Bank advances increased $474,000 to $1.2 million for the year ended December 31, 2014, from $735,000 for the year ended December 31, 2013. This increase was primarily due to an increase of $105.4 million in the average balance of Federal Home Loan Bank advances to $206.8 million for the year ended December 31, 2014, from $101.4 million for the year ended December 31, 2013, partially offset by a 14 basis point decrease in the average cost of such advances to 0.58% for the year ended December 31, 2014, from 0.72% for the year ended December 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $1.6 million for the year ended December 31, 2014, compared to a provision for loan losses of $1.5 million for the year ended December 31, 2013. The increase in the provision was driven by an increase in net charge offs of $649,000 from $20,000 in net recoveries during the year ended December 31, 2013 to net charge offs of $629,000 during the year ended December 31, 2014 and growth in the loan portfolio. This increase was partially offset by reductions in specific allowances and lower estimated credit losses resulting from the seasoning of our portfolio and improved loan quality. The allowance for loan losses was $8.9 million, or 0.75% of total loans, at December 31, 2014, compared to $8.0 million, or 0.95% of total loans, at December 31, 2013.

Noninterest Income. Noninterest income decreased $315,000 to $3.3 million for the year ended December 31, 2014, from $3.6 million for the year ended December 31, 2013. This decrease was primarily the result of a decrease in net gains on sales of loans of $538,000, as we benefited less during 2014 from the interest rate environment as compared to 2013. Partially offsetting this was an increase in income from bank owned life insurance of $123,000 as we purchased $10.0 million in additional bank owned life insurance during 2014.

Noninterest Expense. Noninterest expense increased $1.4 million to $26.5 million for the year ended December 31, 2014, from $25.1 million for the year ended December 31, 2013. This increase was largely the result of increases in salaries and employee benefits of $1.4 million. This increase in salaries and employee benefits included a full year of additional personnel related to the two InStore branches opened up in the second half of 2013 as well as new staff added to execute the Company’s commercial and consumer business strategies.

Income Tax Expense. We recorded a provision for income taxes of $2.6 million for the year ended December 31, 2014, compared to a provision for income taxes of $1.0 million for the year ended December 31, 2013, reflecting effective tax rates of 37.4% and 34.7%, respectively. The increase in the effective tax rate for 2014 was primarily the result of the reduced impact of reductions in the valuation allowance during 2014 as compared to 2013.

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

Net Interest and Dividend Income. Net interest and dividend income increased by $4.3 million to $26.0 million for the year ended December 31, 2013, from $21.6 million for the year ended December 31, 2012. The increase in net interest and dividend income was primarily due to an increase in our net interest-earning assets and the ability to attract lower cost core deposits. Net average interest-earning assets increased $35.7 million, or 17.2%, to $243.9 million for the year ended December 31, 2013 from $208.2 million for the year ended December 31, 2012. Our net interest margin decreased 6 basis points to 2.89% for the year ended December 31, 2013, compared to 2.95% for the year ended December 31, 2012, and our net interest rate spread increased 2 basis points to 2.69% for the year ended December 31, 2013, compared to 2.67% for the year ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income increased $4.1 million, or 15.6%, to $30.9 million for the year ended December 31, 2013, from $26.8 million for the year ended December 31, 2012. The increase in interest and dividend income was primarily due to a $3.8 million increase in interest income on loans and a $331,000 increase in interest income on debt securities. The increase in interest income on loans resulted from a $146.2 million increase in the average balance of loans, partially offset by a 27 basis point decrease in the average yield on loans to 3.77% from 4.04% at December 31, 2013 and 2012, respectively, primarily due to lower market interest rates during 2013. The increase in interest and dividend income on securities was primarily due to a $22.1 million increase in the average balance of securities to $103.9 million, partially offset by a 24 basis point decrease in the average yield on investment securities to 2.36% from 2.60% at December 31, 2013 and 2012, respectively.

Interest Expense. Interest expense decreased $146,000, or 2.8%, to $5.0 million for the year ended December 31, 2013, from $5.1 million for the year ended December 31, 2012. The decrease resulted from a 22 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $128.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $90,000 to $4.2 million for the year ended December 31, 2013, from $4.1 million for the year ended December 31, 2012. This increase was primarily due to an increase of $110.2 million in the average balance of interest-bearing deposits to $547.8 million from $437.6 million at December 31, 2013 and 2012, respectively. The increase in average balance was partially offset by a 17 basis point decrease in the average cost of interest-bearing deposits, from 0.94% for the year ended December 31, 2012 to 0.77% for the year ended December 31, 2013. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2013, reflecting our ability to attract low cost deposits and an improved product mix compared to the prior period.

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

	For the Year Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,008,325	$35,296	3.50%	$753,581	$28,407	3.77%	$607,424	$24,568	4.04%
Securities	144,027	3,131	2.17%	103,854	2,455	2.36%	81,727	2,124	2.60%
Other	39,265	85	0.22%	39,748	82	0.21%	43,861	85	0.19%

Total interest-earning assets (4)	1,191,617	38,512	3.23%	897,183	30,944	3.45%	733,012	26,777	3.65%
Non-interest-earning assets	35,762			26,790			24,105

Total assets	$1,227,379			$923,973			$757,117

Interest-bearing liabilities:
Regular savings accounts	473,788	2,883	0.61%	383,316	2,233	0.58%	273,284	1,949	0.71%
Checking accounts	51,554	108	0.21%	31,057	36	0.12%	28,718	36	0.13%
Money market accounts	9,873	8	0.08%	10,198	8	0.08%	11,055	16	0.14%
Certificates of deposit	180,115	2,810	1.56%	123,193	1,938	1.57%	124,521	2,124	1.71%

Total interest-bearing deposits	715,330	5,809	0.81%	547,764	4,215	0.77%	437,578	4,125	0.94%
Federal Home Loan Bank advances	206,801	1,209	0.58%	101,385	735	0.72%	82,352	958	1.16%
Securities sold under agreements to repurchase	2,025	3	0.15%	2,995	4	0.13%	3,444	8	0.23%
Other borrowed funds	1,091	30	2.75%	1,136	33	2.90%	1,450	42	2.90%

Total interest-bearing liabilities	925,247	7,051	0.76%	653,280	4,987	0.76%	524,824	5,133	0.98%

Non-interest-bearing liabilities	168,215			140,358			100,729

Total liabilities	1,093,462			793,638			625,553
Equity	133,917			130,335			131,564

Total liabilities and equity	$1,227,379			$923,973			$757,117

Net interest income		$31,461			$25,957			$21,644

Net interest rate spread (1)			2.47%			2.69%			2.67%
Net interest-earning assets (2)	$266,370			$243,903			$208,188

Net interest margin (3)			2.64%			2.89%			2.95%
Average interest-earning assets to interest-bearing liabilities	128.79%			137.34%			139.67%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(4)	Totals do not include FHLB stock dividends of $143,000, $28,000 and $47,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Fiscal Years Ended December 31, 2014 vs. 2013			Fiscal Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total Increase
	Volume	Rate	Increase (Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$9,037	$(2,148)	$6,889	$5,599	$(1,760)	$3,839
Securities	886	(210)	676	537	(206)	331
Other	(1)	4	3	(9)	6	(3)

Total interest-earning assets	$9,922	$(2,354)	$7,568	$6,127	$(1,960)	$4,167

Interest-bearing liabilities:
Regular savings accounts	$548	$102	$650	$686	$(402)	$284
Checking accounts	32	40	72	3	(3)	—
Money market accounts	—	—	—	(1)	(7)	(8)
Certificates of deposit	888	(16)	872	(23)	(163)	(186)

Total interest-bearing deposits	1,468	126	1,594	665	(575)	90
Federal Home Loan Bank advances	639	(165)	474	190	(413)	(223)
Securities sold under agreements to repurchase	(1)	—	(1)	(1)	(3)	(4)
Other borrowed funds	(1)	(2)	(3)	(9)	—	(9)

Total interest-bearing liabilities	2,105	(41)	2,064	845	(991)	(146)

Change in net interest income	$7,817	$(2,313)	$5,504	$5,282	$(969)	$4,313

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities, as well as other effects.

Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over both short-term and long-term horizons. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities. The Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors.

Net Interest Income Analysis

We analyze the Bank’s sensitivity to changes in interest rates through the Bank’s net interest income model. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and securities, and the interest the Bank pays on our interest-bearing liabilities, such as deposits and borrowings. We estimate what the Bank’s net interest income would be under different scenarios including instantaneous parallel shifts (“shock”) to market interest rates and gradual (12 to 24 months) shifts in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the Bank’s net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The following table shows the estimated impact on the Bank’s base forecasted net interest income (“NII”) for the one-year period beginning December 31, 2014 resulting from potential changes in interest rates.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-16.66%
+200	-5.97%
- 100	-0.41%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 5.97% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.41% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2014 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 15.0% decrease in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.9% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2014, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $51.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2014, we had $54.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $183.5 million in unused lines of credit to borrowers and $13.5 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2014 totaled $62.0 million, or 6.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

Our primary investing activity is originating and purchasing loans. During the years ended December 31, 2014 and 2013, we funded $676.2 million and $507.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $219.8 million and $156.9 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the level of brokered time deposits was $85.1 million and $18.7 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2014, we had $285.1 million of Federal Home Loan Bank advances. At that date we had the ability to borrow up to an additional $111.6 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 11 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2014.

	December 31, 2014
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$196,100	$69,000	$20,000	$—	$285,100
Other borrowed funds	—	—	—	1,067	1,067
Securities sold under agreements to repurchase	1,392	—	—	—	1,392
Certificates of deposit	62,028	52,344	111,841	—	226,213
Operating leases	427	735	557	503	2,222

Total contractual obligations	$259,947	$122,079	$132,398	$1,570	$515,994

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective, based on the criteria established in Internal Control — Integrated Framework (2013 version).

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Shatswell, MacLeod & Company, P.C, the Company’s independent registered public accounting firm, and as stated in their report, which is included herein, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BSB Bancorp, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 13, 2015

The Board of Directors

BSB Bancorp, Inc.

Belmont, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited BSB Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BSB Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on BSB Bancorp, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BSB Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014 and our report dated March 13, 2015, expressed on unqualified opinion thereon.

/s/ Shatswell, MacLeod & Company, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 13, 2015

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$2,275	$2,203
Interest-bearing deposits in other banks	49,492	35,839

Cash and cash equivalents	51,767	38,042
Interest-bearing time deposits with other banks	131	119
Investments in available-for-sale securities	22,079	21,921
Investments in held-to-maturity securities (fair value of $119,447 as of December 31, 2014 and $118,981 as of December 31, 2013)	118,528	119,776
Federal Home Loan Bank stock, at cost	13,712	7,712
Loans, net of allowance for loan losses of $8,881 as of December 31, 2014 and $7,958 as of December 31, 2013	1,179,399	839,013
Premises and equipment, net	3,066	3,327
Accrued interest receivable	2,977	2,241
Deferred tax asset, net	5,642	5,146
Income taxes receivable	321	—
Bank-owned life insurance	23,888	13,325
Other real estate owned	—	—
Other assets	4,040	3,997

Total assets	$1,425,550	$1,054,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$179,205	$139,733
Interest-bearing	805,357	625,020

Total deposits	984,562	764,753
Federal Home Loan Bank advances	285,100	142,100
Securities sold under agreements to repurchase	1,392	2,127
Other borrowed funds	1,067	1,113
Accrued interest payable	961	683
Deferred compensation liability	5,751	5,137
Income taxes payable	—	178
Other liabilities	9,707	8,107

Total liabilities	1,288,540	924,198

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,067,792 and 9,055,808 shares issued and outstanding at December 31, 2014 and 2013, respectively	91	91
Additional paid-in capital	87,428	85,449
Retained earnings	53,603	49,312
Accumulated other comprehensive loss	(22)	(188)
Unearned compensation - ESOP	(4,090)	(4,243)

Total stockholders’ equity	137,010	130,421

Total liabilities and stockholders’ equity	$1,425,550	$1,054,619

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$35,296	$28,407	$24,568
Interest on debt securities:
Taxable	3,131	2,455	2,124
Dividends	143	28	47
Other interest income	85	82	85

Total interest and dividend income	38,655	30,972	26,824

Interest expense:
Interest on deposits	5,809	4,215	4,125
Interest on Federal Home Loan Bank advances	1,209	735	958
Interest on securities sold under agreements to repurchase	3	4	8
Interest on other borrowed funds	30	33	42

Total interest expense	7,051	4,987	5,133

Net interest and dividend income	31,604	25,985	21,691
Provision for loan losses	1,552	1,498	2,736

Net interest and dividend income after provision for loan losses	30,052	24,487	18,955

Noninterest income:
Customer service fees	874	938	830
Income from bank-owned life insurance	559	435	439
Net gain on sales of loans	486	1,024	2,520
Net gain on sales and calls of securities	—	34	59
Loan servicing fee income	826	750	467
Other income	546	425	390

Total noninterest income	3,291	3,606	4,705

Noninterest expense:
Salaries and employee benefits	16,581	15,207	13,305
Director compensation	1,032	889	529
Occupancy expense	1,060	951	801
Equipment expense	605	650	450
Deposit insurance	749	575	500
Data processing	2,933	2,777	2,113
Professional fees	765	929	1,036
Marketing	975	999	928
Other expense	1,790	2,114	1,884

Total noninterest expense	26,490	25,091	21,546

Income before income tax expense	6,853	3,002	2,114
Income tax expense	2,562	1,042	713

Net income	$4,291	$1,960	$1,401

Net income available to common stockholders	$4,152	$1,881	$1,396

Earnings per share
Basic	$0.50	$0.22	$0.16
Diluted	$0.49	$0.22	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$4,291	$1,960	$1,401
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in net unrealized gain/loss during the period	230	(454)	138
Reclassification adjustment for net gains included in net income	—	(34)	—

Total securities available for sale	230	(488)	138

Defined benefit post-retirement benefit plan:
Change in unrecognized pension plan benefit	48	72	(28)

Total defined benefit post-retirement benefit plan	48	72	(28)

Other comprehensive income (loss), before tax	278	(416)	110
Income tax (expense) benefit	(112)	160	(37)

Other comprehensive income (loss), net of tax	166	(256)	73

Comprehensive income	$4,457	$1,704	$1,474

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation -	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2011	9,172,860	$92	$90,016	$45,951	$(5)	$(4,548)	$131,506
Net income	—	—	—	1,401	—	—	1,401
Other comprehensive income	—	—	—	—	73	—	73
Release of ESOP stock	—	—	32	—	—	153	185
Stock based compensation-restricted stock awards	—	—	74	—	—	—	74
Stock based compensation-stock options	—	—	69	—	—	—	69
Restricted stock awards granted	359,570	3	(3)	—	—	—	—

Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308

Net income	—	—	—	1,960	—	—	1,960
Other comprehensive loss	—	—	—	—	(256)	—	(256)
Release of ESOP stock	—	—	57	—	—	152	209
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	778	—	—	—	778
Tax benefit from stock compensation	—	—	31				31
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421

Net income	—	—	—	4,291	—	—	4,291
Other comprehensive income	—	—	—	—	166	—	166
Release of ESOP stock	—	—	115	—	—	153	268
Stock based compensation-restricted stock awards	—	—	906	—	—	—	906
Stock based compensation-stock options	—	—	847	—	—	—	847
Tax benefit from stock compensation	—	—	109	—	—	—	109
Stock option exercises, net of shares surrendered	10,254	—	45	—	—	—	45
Restricted stock awards issued, net of awards surrendered	1,730	—	(43)	—	—	—	(43)

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$4,291	$1,960	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	606	608	965
Net gain on sales and calls of securities	—	(34)	(59)
Gain on sales of loans, net	(486)	(1,024)	(2,520)
Loans originated for sale	(18,771)	(87,892)	(161,794)
Proceeds from sales of loans	34,014	98,773	197,341
Provision for loan losses	1,552	1,498	2,736
Change in unamortized mortgage premium	(1,045)	(883)	(198)
Change in net deferred loan costs	(1,533)	(758)	(236)
ESOP expense	268	209	185
Depreciation and amortization expense	761	716	517
Impairment of fixed assets	3	41	—
Deferred income tax (benefit) expense	(608)	(961)	253
Increase in bank-owned life insurance	(559)	(435)	(439)
Gain on sale of other real estate owned	—	(5)	—
Stock based compensation expense	1,753	1,647	143
Excess tax benefit from stock-based compensation	(109)	(31)	—
Net change in:
Accrued interest receivable	(736)	(24)	(32)
Other assets	(43)	(1,723)	(123)
Income taxes receivable	(321)	806	(806)
Income taxes payable	(69)	209	(121)
Accrued interest payable	278	228	278
Deferred compensation liability	614	452	512
Other liabilities	1,088	3,875	1,378

Net cash provided by operating activities	20,948	17,252	39,381

	Years Ended December 31,
	2014	2013	2012
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	119	—	—
Purchases of interest-bearing time deposits with other banks	(131)	—	—
Purchases of available-for-sale securities	—	(17,833)	(22,587)
Proceeds from sales of available-for-sale securities	—	17,985	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	20,330	25,585	38,350
Purchases of held-to-maturity securities	(19,616)	(81,891)	(13,745)
Purchases of community loan fund investments	—	(250)	—
Redemption of Federal Home Loan Bank stock	405	496	411
Purchases of Federal Home Loan Bank stock	(6,405)	(581)	—
Recoveries of loans previously charged off	29	155	197
Loan originations and principal collections, net	(184,634)	(54,098)	(75,311)
Purchases of loans	(169,512)	(129,284)	(99,972)
Payoff of first mortgage on OREO	—	—	(563)
Capital expenditures	(503)	(1,182)	(1,419)
Capital expenditures on other real estate owned	—	(79)	—
Premiums paid on bank-owned life insurance	(10,004)	(6)	(25)
Proceeds from sales of other real estate	—	745	—

Net cash used in investing activities	(369,922)	(240,238)	(174,664)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	139,779	132,017	174,744
Net increase in time deposits	80,030	24,871	2,467
Proceeds from Federal Home Loan Bank advances	50,000	17,000	15,000
Principal payments on Federal Home Loan Bank advances	(9,000)	(23,000)	(29,500)
Net change in short-term advances	102,000	65,000	2,000
Net (decrease) increase in securities sold under agreements to repurchase	(735)	(1,277)	419
Repayment of principal on other borrowed funds	(46)	(43)	(346)
Proceeds from exercise of stock options, net of cash paid	45	—	—
Restricted stock awards issued, net of awards surrendered	(43)	—	—
Net increase in mortgagors’ escrow accounts	560	195	416
Payments to repurchase stock	—	(6,478)	—
Excess tax benefit from stock-based compensation	109	31	—

Net cash provided by financing activities	362,699	208,316	165,200

Net increase (decrease) in cash and cash equivalents	13,725	(14,670)	29,917
Cash and cash equivalents at beginning of period	38,042	52,712	22,795

Cash and cash equivalents at end of period	$51,767	$38,042	$52,712

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures:
Interest paid	$6,773	$4,759	$4,855
Income taxes paid	3,557	988	1,387
Transfer of loans receivable to loans held for sale	14,757	—	28,355
Transfer of loans to other real estate owned	—	—	98
Transfer of loans held for sale to loans receivable	—	1,347	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2014, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014 or 2013.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, impairment on TDRs is measured using the discounted cash flow method by discounting expected cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. Loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. Generally, all other impaired loans are collateral dependent and impairment is measured through the collateral method. All loans on non-accrual status, with the exception of indirect auto and consumer loans, are considered to be impaired. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2014 and 2013, the reserve for unfunded loan commitments was $88,000 and $114,000, respectively. The related provision for off-balance sheet credit losses is included in non-interest expense in the statement of operations.

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

During the normal course of business, the Company may transfer whole loans or a portion of a financial asset, such as a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer will be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Stock Based Compensation

The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for expected forfeitures. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Company’s postretirement and supplemental retirement plans.

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.	they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820. Fair Value Measurement and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2014 and 2013 includes $15,263,000 and $8,816,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

NOTE 3 – SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated. Gross unrealized holding gains and losses on available for sale securities are included in accumulated other comprehensive loss.

		December 31, 2014				December 31, 2013
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Corporate debt securities	$22,199	$86	$(206)	$22,079	$22,271	$75	$(425)	$21,921

	$22,199	$86	$(206)	$22,079	$22,271	$75	$(425)	$21,921

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	$100,977	$1,019	$(227)	$101,769	$99,257	$572	$(998)	$98,831
Corporate debt securities	17,551	164	(37)	17,678	20,519	120	(489)	20,150

	$118,528	$1,183	$(264)	$119,447	$119,776	$692	$(1,487)	$118,981

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2014 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	12,807	12,893	7,277	7,355
Due from five years to ten years	9,392	9,186	65,912	66,256
Due after ten years	—	—	45,339	45,836

At December 31, 2014 and 2013, securities with a carrying value of $3,830,000 and $4,832,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $51,062,000 and $48,133,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2014 and 2013, respectively, and securities with a carrying value of $15,662,000 and $3,016,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2014 and 2013, respectively.

Information relating to sales of securities available-for-sale during the years ending December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Proceeds from sales	$—	$17,985	$—
Gross realized gains	—	64	—
Gross realized losses	—	(30)	—
Tax expense of securities gains/losses	—	14	—

In addition to the securities listed above, the Company holds securities in Rabbi Trust investments that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments were included in other assets and consisted primarily of cash and cash equivalents, mutual funds and both U.S. government agency and corporate obligations, and are classified as trading securities and recorded at fair value. The fair value of these Rabbi Trust investments at December 31, 2014 and December 31, 2013 were $2.3 million and $2.2 million, respectively. For the year ended December 31, 2014, the net gain on Rabbi Trust investments still held at the reporting date was $65,000. For the year ended December 31, 2013, the net gain on Rabbi Trust investments still held at the reporting date was $81,000. Refer to Note 15 – Employee Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		Over 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Available-for-sale
Corporate debt securities	$—	$—	$4,185	$(206)
Held-to-maturity
Corporate debt securities	4,691	(37)	—	—
U.S. government sponsored mortgage-backed securities	10,974	(34)	15,637	(193)

Total temporarily impaired securities	$15,665	$(71)	$19,822	$(399)

December 31, 2013:
Available-for-sale
Corporate debt securities	$4,970	$(30)	$4,052	$(395)
Held-to-maturity
Corporate debt securities	10,010	(489)	—	—
U.S. government sponsored mortgage-backed securities	59,073	(998)	6	—

Total temporarily impaired securities	$74,053	$(1,517)	$4,058	$(395)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2014, 21 debt securities had unrealized losses with aggregate depreciation of 1.31% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

NOTE 4 – LOANS

A summary of the balances of loans follows:

	December 31,
	2014	2013
Mortgage loans on real estate:
Residential one-to-four family	$450,572	$287,652
Commercial real estate loans	395,178	320,807
Home equity loans	131,628	92,461
Construction loans	31,389	9,965

Total real estate loans	1,008,767	710,885

Other loans:
Commercial loans	39,161	30,691
Indirect auto loans	131,961	99,798
Consumer loans	774	558

	171,896	131,047

Total loans	1,180,663	841,932

Net deferred loan costs	5,068	3,535
Net unamortized mortgage premiums	2,549	1,504
Allowance for loan losses	(8,881)	(7,958)

Total loans, net	$1,179,399	$839,013

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2014 and 2013. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2014
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,189	$550	$(375)	$—	$2,364
Commercial real estate	3,621	422	—	—	4,043
Construction	134	94	—	—	228
Commercial	419	43	(4)	—	458
Home equity	681	346	(199)	—	828
Indirect auto	749	65	(51)	15	778
Consumer	26	—	(29)	14	11
Unallocated	139	32	—	—	171

Total	$7,958	$1,552	$(658)	$29	$8,881

	Year Ended December 31, 2013
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,412	$709	$—	$68	$2,189
Commercial real estate	3,039	582	—	—	3,621
Construction	198	(64)	—	—	134
Commercial	470	(51)	—	—	419
Home equity	466	235	(20)	—	681
Indirect auto	772	(30)	(62)	69	749
Consumer	19	42	(53)	18	26
Unallocated	64	75	—	—	139

Total	$6,440	$1,498	$(135)	$155	$7,958

	Year Ended December 31, 2012
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$986	$608	$(225)	$43	$1,412
Commercial real estate	1,969	1,070	—	—	3,039
Construction	188	10	—	—	198
Commercial	321	149	—	—	470
Home equity	632	453	(715)	96	466
Indirect auto	664	343	(281)	46	772
Consumer	16	39	(48)	12	19
Unallocated	—	64	—	—	64

Total	$4,776	$2,736	$(1,269)	$197	$6,440

	Year Ended December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,256	$188	$444,316	$2,176	$450,572	$2,364
Commercial real estate	3,882	5	391,296	4,038	395,178	4,043
Construction	—	—	31,389	228	31,389	228
Commercial	—	—	39,161	458	39,161	458
Home equity	296	—	131,332	828	131,628	828
Indirect auto	12	—	131,949	778	131,961	778
Consumer	—	—	774	11	774	11
Unallocated	—	—	—	171	—	171

Total	$10,446	$193	$1,170,217	$8,688	$1,180,663	$8,881

	Year Ended December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,982	$869	$280,670	$1,320	$287,652	$2,189
Commercial real estate	4,081	11	316,726	3,610	320,807	3,621
Construction	—	—	9,965	134	9,965	134
Commercial	—	—	30,691	419	30,691	419
Home equity	400	—	92,061	681	92,461	681
Indirect auto	16	—	99,782	749	99,798	749
Consumer	1	—	557	26	558	26
Unallocated	—	—	—	139	—	139

Total	$11,480	$880	$830,452	$7,078	$841,932	$7,958

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2014 and 2013:

	Impaired loans with a related allowance for credit losses at December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$1,186	$1,186	$188
Commercial real estate	3,060	3,060	5
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$4,246	$4,246	$193

	Impaired loans with no related allowance for credit losses at December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$5,070	$5,229	$—
Commercial real estate	822	822	—
Construction	—	—	—
Commercial	—	—	—
Home equity	296	298	—
Indirect auto	12	12	—
Consumer	—	—	—

Totals	$6,200	$6,361	$—

	Impaired loans with a related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,824	$3,824	$869
Commercial real estate	3,111	3,111	11
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,935	$6,935	$880

	Impaired loans with no related allowance for credit losses at December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$3,158	$3,158	$—
Commercial real estate	970	970	—
Construction	—	—	—
Commercial	—	—	—
Home equity	400	599	—
Indirect auto	16	16	—
Consumer	1	1	—

Totals	$4,545	$4,744	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,592	$107	$2,566	$10	$1,325	$11
Commercial real estate	3,085	115	1,824	59	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity	—	—	—	—	432	3
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,677	$222	$4,390	$69	$1,757	$14

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,689	$83	$5,460	$130	$3,006	$76
Commercial real estate	887	34	2,258	118	889	32
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	35	4
Home equity	398	8	462	17	410	13
Indirect auto	2	—	3	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,976	$125	$8,183	$265	$4,340	$125

At December 31, 2014, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2014 and 2013:

	December 31, 2014
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$230	$2,432	$2,662	$—	$2,662
Commercial real estate	—	—	—	—	—	—
Home equity	270	—	96	366	—	96
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	463	45	12	520	—	12
Consumer	—	—	—	—	—	—

	$733	$275	$2,540	$3,548	$—	$2,770

	December 31, 2013
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$410	$—	$1,911	$2,321	$—	$3,860
Commercial real estate	—	—	38	38	—	38
Home equity	914	—	—	914	—	200
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	222	—	16	238	—	16
Consumer	—	—	1	1	—	1

	$1,546	$—	$1,966	$3,512	$—	$4,115

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

The following table presents the Company’s loans by risk rating at December 31, 2014 and 2013. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$1,134	$3,400	$446,038	$450,572
Commercial real estate	386,513	—	8,665	—	395,178
Construction	31,389	—	—	—	31,389
Commercial	39,159	2	—	—	39,161
Home equity	—	—	895	130,733	131,628
Indirect auto	—	—	—	131,961	131,961
Consumer	—	—	—	774	774

Total	$457,061	$1,136	$12,960	$709,506	$1,180,663

	December 31, 2013
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$3,123	$4,613	$279,916	$287,652
Commercial real estate	307,093	4,277	9,437	—	320,807
Construction	9,965	—	—	—	9,965
Commercial	30,643	48	—	—	30,691
Home equity	—	200	999	91,262	92,461
Indirect auto	—	—	—	99,798	99,798
Consumer	—	9	4	545	558

Total	$347,701	$7,657	$15,053	$471,521	$841,932

(A)	Residential real estate, home equity, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market. During the year ended December 31, 2014, four loans were modified and determined to be troubled debt restructurings (three of which had previously been restructured and determined to be troubled debt restructurings). During the year ended December 31, 2013, five loans were modified and determined to be troubled debt restructurings. At December 31, 2014, the Company had $9.2 million of troubled debt restructurings related to 10 loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	December 31, 2014	December 31, 2013
TDRs on Accrual Status	$7,675	$7,366
TDRs on Nonaccrual Status	1,551	1,900

Total TDRs	$9,226	$9,266

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$174	$543

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the periods indicated and the outstanding recorded investment subsequent to the modifications occurring:

	Year ended December 31, 2014
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	2	$2,224	$2,261
Home equity lines of credit	1	200	200
Commercial real estate	1	882	882

	4	$3,306	$3,343

	Year ended December 31, 2013
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	1	$347	$378
Commercial real estate	4	4,732	4,128

	5	$5,079	$4,506

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest or taxes.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2014	December 31, 2013
Extended maturity	$882	$1,370
Adjusted interest rate	561	3,136
Interest only period	1,900	—

Total	$3,343	$4,506

The Company generally considers a TDR loan to have defaulted when it reaches 90 days past due. There were two TDRs in the amount of $1.9 million that have been modified during the twelve months ending on December 31, 2014 which have subsequently defaulted during the twelve months ending on December 31, 2014. During the twelve months ended December 31, 2014, we recorded charge offs of $573,000 related to these two loans and as of December 31, 2014 the one remaining loan with a balance of $1,551,000 was on non-accrual status. The loans previously had specific allowances of $555,000. There were no TDRs entered into during 2013 which have subsequently defaulted during 2013. There was one residential one to four family loan with a carrying amount of $1.7 million and one home equity line of credit with a carrying amount of $200,000 that were both modified and determined to be TDRs in 2012 that subsequently defaulted in 2013.

At December 31, 2014 and 2013, $518.4 million and $415.9 million in loans were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Most of these loans are sold without recourse and the Company retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2014, 2013 and 2012 were $16.0 million, $34.2 million and $97.7 million, respectively with net gains recognized in non-interest income of $348,000, $798,000 and $1,731,000, respectively. Auto loans sold for cash during the years ended December 31, 2014, 2013 and 2012 were $17.5 million, $63.6 million and $99.7 million, respectively with net gains recognized in non-interest income of $138,000, $226,000 and $789,000, respectively. At December 31, 2014 and 2013, residential mortgage loans previously sold and serviced by the Company were $69.5 million and $61.2, respectively. At December 31, 2014 and 2013, auto loans previously sold and serviced by the Company were $94.7 million and $124.8 million, respectively. There were no liabilities incurred during the years ended December 31, 2014 and 2013 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of December 31, 2014 and 2013, the principal balance of these loans sold with recourse amounted to $1.1 million. The Company has not incurred, nor expects to incur, any losses related to the loans sold with recourse.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$411	$353	$—
Capitalization	128	202	421
Amortization	(75)	(101)	(32)
Valuation allowance adjustment	12	(43)	(36)

Balance at end of period	$476	$411	$353

During the years ended December 31, 2014, 2013 and 2012, the Company recorded adjustments to the valuation allowance of $(12,000), $43,000 and $36,000, respectively, for the mortgage servicing rights. As of December 31, 2014, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2014	2013
Land	$161	$161
Buildings	3,505	3,331
Leasehold improvements	2,165	2,152
Furniture and equipment	6,040	5,925

	11,871	11,569
Accumulated depreciation	(8,805)	(8,242)

	$3,066	$3,327

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $761,000, $716,000 and $517,000, respectively. During the year ended December 31, 2013, we purchased a new telephone system and determined that certain assets related to our previous system had no future economic benefit to the Company and recorded an impairment charge of $41,000 within equipment expense on the consolidated statement of operations.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2014 and 2013 was $37.1 million and $23.5 million, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	$62,028
2016	25,969
2017	26,375
2018	68,030
2019	43,811

$226,213

Included in time deposits are brokered deposits of $85.1 million at December 31, 2014 and $18.7 million at December 31, 2013.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Fixed rate FHLB advances with an original maturity of less than one year, amounted to $182.0 million and $80.0 million at December 31, 2014 and 2013, respectively, at a weighted average rate of 0.25% and 0.17%, respectively. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, commercial loans and U.S. government sponsored mortgage backed securities in an aggregate amount equal to outstanding advances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $1.4 million and $2.1 million at December 31, 2014 and 2013, respectively, mature on a daily basis and are secured by U.S. government sponsored mortgage backed securities. The weighted average interest rate on these agreements was 0.15% at December 31, 2014 and 2013. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2014 and 2013 consists of the following FHLB advances:

	Amount		Weighted Average Rate
	2014	2013	2014	2013
Fixed rate advances maturing:
2014	—	$9,000	—%	1.26%
2015	$14,100	14,100	1.17%	1.17%
2016	7,000	7,000	1.39%	1.39%
2017	35,000	15,000	1.14%	0.90%
2018	27,000	17,000	1.88%	1.93%
2019	20,000	—	1.89%	—%

	$103,100	$62,100	1.50%	1.35%

Other borrowed funds consist of the balance of loans sold with recourse (see Note 5).

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2014	2013	2012
Current tax provision:
Federal	$2,517	$1,615	$401
State	653	388	59

	3,170	2,003	460

Deferred tax (benefit) provision:
Federal	(419)	(606)	195
State	(136)	(175)	58

	(555)	(781)	253

Change in valuation allowance	(53)	(180)	—

Total provision for income taxes	$2,562	$1,042	$713

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.0	4.8	3.7
Bank-owned life insurance	(3.9)	(4.1)	(5.8)
Change in valuation allowance	(0.8)	(6.0)	—
Share based compensation	2.9	5.6	1.3
Other, net	0.2	0.4	0.5

Effective tax rates	37.4%	34.7%	33.7%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Employee benefit and deferred compensation plans	$3,035	$2,766
Allowance for loan losses	3,582	3,224
Depreciation	90	—
Accrued rent	11	11
Interest on non-performing loans	8	8
Stock options	272	144
Charitable contribution carryover	190	502
Unrealized loss on securities available for sale	48	140
ESOP	74	53

Gross deferred tax assets	7,310	6,848

Valuation allowance	—	(53)

	7,310	6,795

Deferred tax liabilities:
Mortgage servicing rights	(190)	(164)
Deferred loan origination costs	(934)	(624)
Restricted stock awards	(483)	(651)
Depreciation	—	(110)
Unrecognized retirement benefit	(34)	(14)
Other	(27)	(86)

	(1,668)	(1,649)

Net deferred tax asset	$5,642	$5,146

A valuation reserve had been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$(53)	$(233)	$(233)
Reserve for charitable contribution carryforward	—	—	—
Reduction in valuation allowance	53	180	—

	$—	$(53)	$(233)

The Company does not have any uncertain tax positions at December 31, 2014 or 2013 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2014, 2013 and 2012.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2011 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2014 and 2013 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 11 – OFF-BALANCE SHEET ACTIVITIES

Credit-Related Financial Instruments

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2014	2013
Commitments to grant loans	$21,594	$27,588
Unfunded commitments under lines of credit	183,512	132,825
Unadvanced portion of construction loans	13,466	14,066
Standby letters of credit	177	80
Commitments to purchase loans	32,883	15,383

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2014, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2015	$427
2016	413
2017	322
2018	276
2019	281
Thereafter	503

$2,222

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $407,000, $353,000 and $291,000, respectively.

NOTE 13 – LEGAL CONTINGENCIES

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

NOTE 14 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company’s primary source of cash is dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)
Consolidated	$145,653	12.99%	$89,718	8.0%	N/A	N/A
Belmont Savings Bank	137,139	12.23%	89,673	8.0%	$112,092	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$136,684	12.19%	$44,859	4.0%	N/A	N/A
Belmont Savings Bank	128,170	11.43%	44,837	4.0%	$67,255	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$136,684	10.05%	$54,417	4.0%	N/A	N/A
Belmont Savings Bank	128,170	9.42%	54,403	4.0%	$68,003	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Consolidated	$138,146	16.30%	$67,806	8.0%	N/A	N/A
Belmont Savings Bank	117,849	13.91%	67,782	8.0%	$84,728	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$130,074	15.35%	$33,903	4.0%	N/A	N/A
Belmont Savings Bank	109,777	12.96%	33,891	4.0%	$50,837	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$130,074	12.59%	$41,323	4.0%	N/A	N/A
Belmont Savings Bank	109,777	10.62%	41,334	4.0%	$51,668	5.0%

Basel III:

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

Stock Repurchase Plans. From time to time, the Company’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. During the twelve months ended December 31, 2013, the Company purchased 476,622 shares of its common stock for $6.5 million and completed the first stock repurchase program. As of December 31, 2014 and December 31, 2013, the Company had an active stock repurchase plan to repurchase up to 500,000 shares of the Company’s common stock. During the twelve months ended December 31, 2014 and December 31, 2013, no shares were repurchased under the second active repurchase plan.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2014 and 2013 relating to these plans was $1.8 million and $1.5 million, respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2014 and 5.0% in 2013. The projected rate of salary increase was 3.0% in 2014 and 2013.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2014 and 2013 relating to this plan was $648,000 and $553,000, respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2014 and 5.0% in 2013.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (Plan). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At December 31, 2014 and 2013, there were four and three participants in the Plan, respectively. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$729	$538
Service cost	258	242
Interest cost	40	21
Establish prior service cost base	63	—
Actuarial gain	(105)	(72)

Benefit obligation at end of year	985	729

Funded status at end of year	$(985)	$(729)

Accrued pension benefit	(1,069)	(765)

Accumulated benefit obligation	$857	$670

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2014	2013
Discount rate	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2014	2013
Service cost	$258	$242
Interest cost	40	21
Amortization of prior service cost	6	—

Net periodic cost	$304	$263

Other changes in benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2014	2013
Establish prior service cost base	$63	$—
Amortization of prior service cost	(6)	—
Net actuarial gain	(105)	(72)

Total recognized in other comprehensive income	$(48)	$(72)

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2014	2013
Discount rate	5.00%	4.00%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following:

	December 31,
	2014	2013
Unrecognized prior service cost	$57	$—
Unrecognized net gain	(141)	(36)

	$(84)	$(36)

The estimated net actuarial gain and prior service cost that will be (accreted) amortized from accumulated other comprehensive loss into net periodic pension expense during the year ending December 31, 2015 are $(8,000) and $6,000, respectively.

The Company does not expect to contribute to the Plan in 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2015	$—
2016	—
2017	101
2018	101
2019	101
Years 2020-2024	$1,298

Total supplemental retirement plan expense amounted to $688,000, $405,000 and $507,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $1.8 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2014, 2013 and 2012 totaled $757,000, $729,000 and $635,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. On April 1, 2013, the Company entered into deferred compensation agreements with certain Directors and employees of the Company. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. Prior to April 1, 2013, each individual’s deferred compensation account balance was credited with earnings on a monthly basis based on the five year certificate of deposit yield as published by the Wall Street Journal. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain Directors and employees of the Company and replaced the existing agreements for non-retired participants with a Belmont Savings Bank Deferred Compensation Plan. The new plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. Individuals that were retired as of April 1, 2013 continue to participate in the existing Salary Deferral Plan. As of December 31, 2014 and December 31, 2013, the recorded liability relating to the Rabbi Trust was $2.3 million and $2.2 million, respectively. The recorded liability at December 31, 2014 and 2013 relating to the Salary Deferral Plan was $14,000 and $91,000, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan is to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants may receive an award based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company recognized $61,000, $113,000 and $92,000 of expense in relation to the plan during the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2014). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2014, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2015	$102
2016	105
2017	109
2018	113
2019	116
Thereafter	3,730

$4,275

Shares held by the ESOP include the following:

	December 31,
	2014	2013
Unallocated	408,955	424,271
Allocated	47,295	34,372

	456,250	458,643

The fair value of unallocated shares was approximately $7.6 million at December 31, 2014 and $6.4 million at December 31, 2013. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2014, 2013 and 2012 was $268,000, $209,000 and $185,000, respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2014 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan:

Authorized Stock Option Awards	Authorized Restricted Stock Awards	Authorized Total	Cumulative Granted Net of Forfeitures		Outstanding Total
			Stock Option Awards	Restricted Stock Awards
917,286	366,914	1,284,200	886,040	363,570	1,249,610

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended December 31,
	2014	2013
Stock based compensation expense
Stock options	$847	$778
Restricted stock awards	906	869

Total stock based award expense	$1,753	$1,647

Related tax benefits recognized in earnings	$511	$481

No cash was paid by the Company to settle equity instruments granted under stock-based compensation arrangements during the year ended December 31, 2014.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2014
	Amount	Weighted average period
Stock options	$2,195	3.0
Restricted stock	2,313	2.9

Total	$4,508

The Company granted 23,760, 10,000, and 10,414 stock option awards on January 8, 2014, May 1, 2014 and October 8, 2014, respectively. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•	Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of the Company’s shares.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings is based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2014 and 2013 has been reduced for annualized estimated forfeitures of 7% for grants to employees, based on historical experience.

	Year ended December 31, 2014
Date of grant	1/8/2014	5/1/2014	10/8/2014
Exercise price	$15.26	$17.43	$18.31
Vesting period (1)	5 years	5 years	5 years
Expiration date	1/8/2024	5/1/2024	10/8/2024
Expected volatility	15.64%	15.98%	15.69%
Expected term	6.5 years	6.5 years	6.5 years
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.27%	2.07%	1.91%
Fair value	$3.44	$3.87	$3.93

1-	Vesting period begins on the date of grant

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Awards for the year ended December 31, 2014 is presented in the tables below:

	Outstanding and exercisable			Non-vested
	Stock option awards	Weighted average exercise price	Weighted average remaining contractual term	Stock option awards	Weighted average grant date fair value	Weighted average remaining contractual term
Balance at January 1, 2014	162,370	$12.04	8.91	690,663	$4.71	8.95
Granted	—	—		44,174	3.65	9.28
Exercised	(23,076)	12.16	7.97	—	—	—
Vested	144,248	12.12	7.95	(144,248)	4.71	7.95
Forfeited	(917)	12.04	7.92	(10,250)	3.93	9.78

Balance at December 31, 2014	282,625	$12.08	8.42	580,339	$4.65	8.81

Non-vested restricted stock awards
Balance at January 1, 2014	287,648
Granted	4,000
Vested	(74,554)

Balance at December 31, 2014	217,094

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2014, 2013 and 2012:

	December 31,	December 31,	December 31,
	2014	2013	2012
Net income	$4,291	$1,960	$1,401
Undistributed earnings attributable to participating securities	(139)	(79)	(5)

Net income available to common stockholders	$4,152	$1,881	$1,396

Weighted average shares outstanding, basic	8,361,880	8,419,437	8,727,615
Effect of dilutive shares	91,547	—	—

Weighted average shares outstanding, assuming dilution	8,453,427	8,419,437	8,727,615

Basic EPS	$0.50	$0.22	$0.16
Effect of dilutive shares	(0.01)	—	—

Diluted EPS	$0.49	$0.22	$0.16

For 2014, 2013 and 2012, average options to purchase 19,368, 850,180 and 79,446 shares of common stock were outstanding, respectively, but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2014 and 2013, related party loans were not significant.

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

For assets and liabilities, fair value is based upon the lowest level of observable input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2014 and 2013. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,079	$—	$22,079
Trading securities
Rabbi trust investments	2,336	—	—	2,336

Totals	$2,336	$22,079	$—	$24,415

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2013
Securities available-for-sale
Corporate debt securities	$—	$21,921	$—	$21,921
Trading securities
Rabbi trust investments	2,181	53	—	2,234

Totals	$2,181	$21,974	$—	$24,155

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

The following table presents certain impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,951

Totals	$—	$—	$1,951

	December 31, 2013
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$3,199

Totals	$—	$—	$3,199

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment). Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. Non-financial assets also include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value. The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	December 31, 2014
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$476

Totals	$—	$—	$476

	December 31, 2013
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$411

Totals	$—	$—	$411

There were no foreclosed assets at December 31, 2014 or 2013.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, accrued interest, securities sold under agreements to repurchase, and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,767	$51,767	$51,767	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	118,528	119,447	—	119,447	—
Federal Home Loan Bank stock	13,712	13,712	—	13,712	—
Loans, net	1,179,399	1,170,663	—	—	1,170,663
Accrued interest receivable	2,977	2,977	2,977	—	—

Financial liabilities:
Deposits	984,562	987,353	758,349	229,004	—
Federal Home Loan Bank advances	285,100	285,266	—	285,266	—
Securities sold under agreements to repurchase	1,392	1,392	—	1,392	—
Other borrowed funds	1,067	1,056	—	1,056	—
Accrued interest payable	961	961	961	—	—
Mortgagor’s escrow accounts	1,726	1,726	—	1,726	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,042	$38,042	$38,042	$—	$—
Interest-bearing time deposits with other banks	119	119	—	119	—
Held-to-maturity securities	119,776	118,981	—	118,981	—
Federal Home Loan Bank stock	7,712	7,712	—	7,712	—
Loans, net	839,013	833,423	—	—	833,423
Accrued interest receivable	2,241	2,241	2,241	—	—

Financial liabilities:
Deposits	764,753	767,494	618,570	148,924	—
Federal Home Loan Bank advances	142,100	141,960	—	141,960	—
Securities sold under agreements to repurchase	2,127	2,127	—	2,127	—
Other borrowed funds	1,113	1,113	—	1,113	—
Accrued interest payable	683	683	683	—	—
Mortgagor’s escrow accounts	1,054	1,054	—	1,054	—

NOTE 21 – COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$230	$(92)	$138
Reclassification adjustment for net gains included in net income[1]	—	—	—

Total securities available for sale	230	(92)	138

Defined benefit post-retirement benefit plans:
Change in unrecognized pension plan benefit	48	(20)	28

Total defined-benefit post-retirement benefit plans	48	(20)	28

Total other comprehensive income	$278	$(112)	$166

	Year Ended December 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(454)	$173	$(281)
Reclassification adjustment for net gains included in net income[1]	(34)	14	(20)

Total securities available for sale	(488)	187	(301)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	72	(27)	45

Total defined-benefit post-retirement benefit plans	72	(27)	45

Total other comprehensive loss	$(416)	$160	$(256)

	Year Ended December 31, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$138	$(47)	91
Reclassification adjustment for net gains included in net income[1]	—	—	—

Total securities available for sale	138	(47)	91

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(28)	10	(18)

Total defined-benefit post-retirement benefit plans	(28)	10	(18)

Total other comprehensive income	$110	$(37)	$73

1-	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31, 2014	December 31, 2013
Net unrealized holding loss on available-for-sale securities, net of tax	$(72)	$(210)
Unrecognized benefit pertaining to defined benefit plan, net of tax	50	22

Accumulated other comprehensive loss	$(22)	$(188)

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2014	2013
Assets

Cash and cash equivalents held at Belmont Savings Bank	$2,754	$14,967
Investment in Belmont Savings Bank	128,495	109,890
Investment in BSB Funding Corp.	4,867	4,783
Deferred tax asset	190	500
Other assets	761	336

Total assets	$137,067	$130,476

Liabilities and Stockholders’ Equity

Accrued expenses	41	55
Other liabilities	16	—

Total liabilities	57	55

Stockholders’ equity	137,010	130,421

Total liabilities and stockholders’ equity	$137,067	$130,476

Condensed Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Interest and dividend income:
Interest on cash equivalents	$11	$27	$42
Dividends from subsidiaries	—	—	—

Total interest and dividend income	11	27	42
Interest expense:	—	—	—

Net interest and dividend income	11	27	42
Non-interest income	—	—	—
Non-interest expense	269	248	303

Loss before income taxes and equity in undistributed earnings of subsidiaries	(258)	(221)	(261)
Income tax (benefit) provision	(156)	(268)	(105)

(Loss) income before equity in income of subsidiaries	(102)	47	(156)
Equity in undistributed earnings of Belmont Savings Bank	4,308	1,826	1,469
Equity in undistributed earnings of BSB Funding Corp	85	87	88

Net income	$4,291	$1,960	$1,401

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$4,291	$1,960	$1,401
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(4,308)	(1,826)	(1,469)
Equity in undistributed earnings of BSB Funding Corp.	(85)	(87)	(88)
Deferred income tax expense	363	193	52
Change in deferred tax valuation allowance	(53)	(180)	—
Other, net	(423)	(239)	(122)

Net cash used in operating activities	(215)	(179)	(226)

Cash flows from investing activities:
Investment in Belmont Savings Bank	(12,000)	(20,000)	—

Net cash used in investing activities	(12,000)	(20,000)	—

Cash flows from financing activities:
Repurchase of common stock	—	(6,478)	—
Proceeds from exercise of stock options, net of cash paid	45	—	—
Restricted stock awards issued, net of awards surrendered	(43)	—	—

Net cash provided by (used in) financing activities	2	(6,478)	—

Net decrease in cash and cash equivalents	(12,213)	(26,657)	(226)
Cash and cash equivalents at beginning of period	14,967	41,624	41,850

Cash and cash equivalents at end of period	$2,754	$14,967	$41,624

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$10,600	$10,036	$9,268	$8,751	$8,875	$7,995	$7,136	$7,005
Interest expense	2,068	1,896	1,659	1,428	1,316	1,223	1,222	1,226

Net interest income	8,532	8,140	7,609	7,323	7,559	6,772	5,914	5,779
Provision for loan losses	565	292	307	388	632	438	100	327

Net interest income, after provision for loan losses	7,967	7,848	7,302	6,935	6,927	6,334	5,814	5,452
Non-interest income	920	792	857	722	802	890	908	1,006
Non-interest expense	6,657	6,656	6,504	6,673	6,797	6,373	6,161	5,800

Income before taxes	2,230	1,984	1,655	984	932	851	561	658
Income tax expense	862	782	614	304	287	313	200	242

Net income	$1,368	$1,202	$1,041	$680	$645	$538	$361	$416

Earnings per common share
Basic	$0.16	$0.14	$0.12	$0.08	$0.07	$0.06	$0.04	$0.05
Diluted	$0.16	$0.14	$0.12	$0.08	$0.07	$0.06	$0.04	$0.05

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2014. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

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

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	2014 Belmont Savings Bank Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.7	Belmont Savings Bank Capital Appreciation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.8	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.9	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.10	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.11	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014). †

10.12	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.0	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 11, 2015	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 11, 2015

/s/ Robert J. Morrissey Robert J. Morrissey	Chairman of the Board	March 11, 2015

/s/ John A. Borelli John A. Borelli	Director	March 11, 2015

/s/ S. Warren Farrell S. Warren Farrell	Director	March 11, 2015

/s/ Richard J. Fougere Richard J. Fougere	Director	March 11, 2015

/s/ John W. Gahan, III John W. Gahan, III	Director	March 11, 2015

/s/ John A. Greene John A. Greene	Director	March 11, 2015

/s/ Paul E. Petry Paul E. Petry	Director	March 11, 2015

/s/ John A. Whittemore John A. Whittemore	Director	March 11, 2015