Form 10-Q
period 2015-03-31
BSB Bancorp, Inc.
filed 2015-05-06
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,070,321 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2015.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$2,001	$2,275
Interest-bearing deposits in other banks	39,091	49,492

Cash and cash equivalents	41,092	51,767
Interest-bearing time deposits with other banks	131	131
Investments in available-for-sale securities	22,197	22,079
Investments in held-to-maturity securities (fair value of $120,876 as of March 31, 2015 (unaudited) and $119,447 as of December 31, 2014)	119,010	118,528
Federal Home Loan Bank stock, at cost	15,082	13,712
Loans, net of allowance for loan losses of $9,203 as of March 31, 2015 (unaudited) and $8,881 as of December 31, 2014	1,231,068	1,179,399
Premises and equipment, net	2,929	3,066
Accrued interest receivable	3,065	2,977
Deferred tax asset, net	5,316	5,642
Income taxes receivable	497	321
Bank-owned life insurance	24,074	23,888
Other assets	4,182	4,040

Total assets	$1,468,643	$1,425,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$174,904	$179,205
Interest-bearing	868,095	805,357

Total deposits	1,042,999	984,562
Federal Home Loan Bank advances	269,100	285,100
Securities sold under agreements to repurchase	1,632	1,392
Other borrowed funds	1,055	1,067
Accrued interest payable	1,078	961
Deferred compensation liability	6,000	5,751
Other liabilities	7,834	9,707

Total liabilities	1,329,698	1,288,540

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,069,808 and 9,067,792shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	91	91
Additional paid-in capital	87,868	87,428
Retained earnings	54,977	53,603
Accumulated other comprehensive income (loss)	61	(22)
Unearned compensation - ESOP	(4,052)	(4,090)

Total stockholders’ equity	138,945	137,010

Total liabilities and stockholders’ equity	$1,468,643	$1,425,550

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2015	2014
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$10,232	$7,893
Interest on taxable debt securities	741	806
Dividends	58	29
Other interest income	21	21

Total interest and dividend income	11,052	8,749

Interest expense:
Interest on deposits	1,755	1,168
Interest on Federal Home Loan Bank advances	531	251
Interest on securities sold under agreements to repurchase	1	1
Interest on other borrowed funds	7	8

Total interest expense	2,294	1,428

Net interest and dividend income	8,758	7,321
Provision for loan losses	338	388

Net interest and dividend income after provision for loan losses	8,420	6,933

Noninterest income:
Customer service fees	212	218
Income from bank-owned life insurance	186	99
Net gain on sales of loans	40	62
Loan servicing fee income	161	217
Other income	158	128

Total noninterest income	757	724

Noninterest expense:
Salaries and employee benefits	4,344	4,124
Director compensation	277	304
Occupancy expense	293	278
Equipment expense	145	153
Deposit insurance	218	184
Data processing	755	751
Professional fees	212	230
Marketing	252	259
Other expense	440	390

Total noninterest expense	6,936	6,673

Income before income tax expense	2,241	984
Income tax expense	867	304

Net income	$1,374	$680

Earnings per share
Basic	$0.16	$0.08
Diluted	$0.16	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2015	2014
	(unaudited)

Net income	$1,374	$680
Other comprehensive income, before tax:
Change in fair value of securities available for sale	136	195
Reclassification adjustment for realized gains in net income	—	—

Other comprehensive income, before tax	136	195

Income tax expense related to items of other comprehensive income	(53)	(78)

Other comprehensive income, net of tax	83	117

Comprehensive income	$1,457	$797

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	680	—	—	680
Other comprehensive income	—	—	—	—	117	—	117
Release of ESOP stock	—	—	25	—	—	38	63
Stock based compensation-restricted stock awards	—	—	245	—	—	—	245
Stock based compensation-stock options	—	—	232	—	—	—	232
Tax benefit from stock based compensation	—	—	11	—	—	—	11
Stock option exercises	1,682	—	—	—	—	—	—

Balance at March 31, 2014	9,057,490	$91	$85,962	$49,992	$(71)	$(4,205)	$131,769

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	1,374	—	—	$1,374
Other comprehensive income	—	—	—	—	83	—	$83
Release of ESOP stock	—	—	34	—	—	38	$72
Stock based compensation-restricted stock awards	—	—	208	—	—	—	$208
Stock based compensation-stock options	—	—	188	—	—	—	$188
Tax benefit from stock based compensation	—	—	10	—	—	—	$10
Stock option exercises	2,016	—	—	—	—	—	$—

Balance at March 31, 2015	9,069,808	$91	$87,868	$54,977	$61	$(4,052)	$138,945

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,374	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	157	130
Gain on sales of loans, net	(40)	(62)
Loans originated for sale	(1,834)	—
Proceeds from sales of loans	1,874	6,117
Provision for loan losses	338	388
Change in net unamortized mortgage premiums	(104)	(78)
Change in net deferred loan costs	(97)	(686)
ESOP expense	72	63
Stock based compensation expense	396	477
Excess tax benefit from stock based compensation	(10)	(11)
Depreciation and amortization expense	188	193
Write off of premises and equipment	—	3
Deferred income tax expense	273	110
Increase in bank-owned life insurance	(186)	(99)
Net change in:
Accrued interest receivable	(88)	(190)
Other assets	(142)	(137)
Income taxes receivable	(166)	(25)
Income taxes payable	—	(178)
Accrued interest payable	117	50
Deferred compensation liability	249	99
Other liabilities	(1,582)	672

Net cash provided by operating activities	789	7,516

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	119
Purchases of interest-bearing time deposits with other banks	—	(131)
Proceeds from maturities, payments, and calls of held-to-maturity securities	4,523	5,642
Purchases of held-to-maturity securities	(5,144)	(9,908)
Purchases of Federal Home Loan Bank stock	(1,370)	(2,386)
Recoveries of loans previously charged off	13	5
Loan originations and principal collections, net	(15,782)	(65,828)
Purchases of loans	(36,037)	(28,432)
Capital expenditures	(51)	(159)
Premiums paid on bank-owned life insurance	—	(5)

Net cash used in investing activities	(53,848)	(101,083)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	32,635	45,371
Net increase in time deposits	25,802	17,602
Net proceeds from (repayments of) long-term Federal Home Loan Bank borrowings	15,000	(1,000)
Net change in short-term advances	(31,000)	50,000
Net increase in securities sold under agreement to repurchase	240	280
Repayment of principal on other borrowed funds	(12)	(12)
Net (decrease) increase in mortgagors’ escrow accounts	(291)	138
Excess tax benefit from stock based compensation	10	11
Net cash provided by financing activities	42,384	112,390

Net (decrease) increase in cash and cash equivalents	(10,675)	18,823
Cash and cash equivalents at beginning of period	51,767	38,035

Cash and cash equivalents at end of period	$41,092	$56,858

Supplemental disclosures:
Interest paid	$2,177	$1,378
Income taxes paid	761	397

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In January 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors” through issuance of Accounting Standards Update (“ASU”) 2014-4 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued amendments to ASC 860 “Transfers and Servicing” through issuance of ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” These amendments change the accounting for repurchase-to-maturity transactions which are repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, all repurchase-to-maturity transactions will be accounted for as secured borrowing transactions in the same way as other repurchase agreements rather than as sales of a financial asset and forward commitment to repurchase. The amendments also change the accounting for repurchase financing arrangements which are transactions involving the transfer of a financial asset to a counterparty executed contemporaneously with a reverse repurchase agreement with the same counterparty. Under ASU 2014-11, all repurchase financings will now be accounted for separately, which will result in secured borrowing accounting for the reverse repurchase agreement. ASU 2014-11 also introduces new disclosure requirements regarding repurchase agreements and securities lending transactions as well as certain other transactions which involve the transfer of financial assets accounted for as sales and where the transferor retains substantially all of the exposure to the economic return on the transferred assets. ASU 2014-11 is effective for interim or annual periods beginning after December 15, 2014 with early adoption prohibited. As of adoption date, the accounting for all outstanding repurchase-to-maturity transactions and repurchase financing arrangements is adjusted by means of a cumulative-effect adjustment to the balance sheet and retained earnings. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,181	$157	$(141)	$22,197	$22,199	$86	$(206)	$22,079

	$22,181	$157	$(141)	$22,197	$22,199	$86	$(206)	$22,079

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$101,446	$1,536	$(95)	$102,887	$100,977	$1,019	$(227)	$101,769
Corporate debt securities	17,564	425	—	17,989	17,551	164	(37)	17,678

	$119,010	$1,961	$(95)	$120,876	$118,528	$1,183	$(264)	$119,447

The amortized cost basis and estimated fair value of debt securities by contractual maturity at March 31, 2015 is as follows (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$41	$42
Due after one year through five years	12,803	12,925	7,180	7,274
Due after five years through ten years	9,378	9,272	63,116	64,069
Due after ten years	—	—	48,673	49,491

	$22,181	$22,197	$119,010	$120,876

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2015 (unaudited) and March 31, 2014, there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	Less than 12 Months		12 Months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2015 (unaudited):
Available-for-sale
Corporate debt securities	$—	$—	$4,238	$(141)
Held-to-maturity
Corporate debt securities	—	—	—	—
U.S. government sponsored mortgage backed securities	4,957	(18)	6,745	(77)

Total temporarily impaired securities	$4,957	$(18)	$10,983	$(218)

December 31, 2014:
Available-for-sale
Corporate debt securities	$—	$—	$4,185	$(206)
Held-to-maturity
Corporate debt securities	4,691	(37)	—	—
U.S. government sponsored mortgage backed securities	10,974	(34)	15,637	(193)

Total temporarily impaired securities	$15,665	$(71)	$19,822	$(399)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2015 (unaudited), 12 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2015 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 12 debt securities with aggregate depreciation of 1.46% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

At December 31, 2014, twenty one debt securities had unrealized losses with aggregate depreciation of 1.31% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds securities in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments are included in other assets and consist primarily of cash and cash equivalents and actively traded mutual funds, and are recorded at fair value. The fair value of these Rabbi Trust investments at March 31, 2015 (unaudited) and December 31, 2014 was $2.4 million and $2.3 million, respectively. For the three month periods ending March 31, 2015 and March 31, 2014, the net gain on Rabbi Trust investments still held at the reporting date was $39,000 and $22,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

Payments received on impaired loans are applied to reduce the recorded investment in the loan principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the payments received on impaired loans are recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2015 or during fiscal year 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate loans and home equity lines of credit – The Company generally does not originate or purchase loans with a loan-to-value ratio greater than 80 percent and generally does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the cash flow and credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Indirect auto loans – Loans in this segment are secured installment loans that are originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Repayment is primarily dependent on the credit worthiness and the cash flow of the individual borrower and secondarily, liquidation of the collateral.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2015 (unaudited) and December 31, 2014, the Company had unallocated reserves of $177,000 and $171,000, respectively.

Loans consisted of the following (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$476,913	38.69%	$450,572	38.16%
Commercial real estate loans (1)	410,944	33.34	395,178	33.47
Home equity	134,781	10.94	131,628	11.15
Construction loans	40,421	3.28	31,389	2.66

Total mortgage loans	1,063,059	86.25	1,008,767	85.44

Commercial loans	36,192	2.94	39,161	3.32
Consumer loans:
Indirect auto loans	132,716	10.77	131,961	11.17
Other consumer loans	486	0.04	774	0.07

	169,394	13.75	171,896	14.56

Total loans	1,232,453	100.00%	1,180,663	100.00%

Net deferred loan costs	5,165		5,068
Net unamortized mortgage premiums	2,653		2,549
Allowance for loan losses	(9,203)		(8,881)

Total loans, net	$1,231,068		$1,179,399

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2015 and 2014 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2015 (unaudited) and December 31, 2014. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,364	$215	$—	$—	$2,579
Commercial real estate	4,043	(8)	—	—	4,035
Construction	228	245	—	—	473
Commercial	458	(42)	—	—	416
Home equity	828	(88)	—	—	740
Indirect auto	778	6	(26)	12	770
Other consumer	11	4	(3)	1	13
Unallocated	171	6	—	—	177

Total	$8,881	$338	$(29)	$13	$9,203

	Three Months Ended March 31, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,189	$(143)	$—	$—	$2,046
Commercial real estate	3,621	502	—	—	4,123
Construction	134	27	—	—	161
Commercial	419	(12)	—	—	407
Home equity	681	(80)	—	—	601
Indirect auto	749	86	(3)	1	833
Other consumer	26	(6)	(6)	4	18
Unallocated	139	14	—	—	153

Total	$7,958	$388	$(9)	$5	$8,342

	March 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,226	$179	$470,687	$2,400	$476,913	$2,579
Commercial real estate	3,837	5	407,107	4,030	410,944	4,035
Construction	—	—	40,421	473	40,421	473
Commercial	—	—	36,192	416	36,192	416
Home equity	296	—	134,485	740	134,781	740
Indirect auto	—	—	132,716	770	132,716	770
Other consumer	—	—	486	13	486	13
Unallocated	—	—	—	177	—	177

Total	$10,359	$184	$1,222,094	$9,019	$1,232,453	$9,203

	December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,256	$188	$444,316	$2,176	$450,572	$2,364
Commercial real estate	3,882	5	391,296	4,038	395,178	4,043
Construction	—	—	31,389	228	31,389	228
Commercial	—	—	39,161	458	39,161	458
Home equity	296	—	131,332	828	131,628	828
Indirect auto	12	—	131,949	778	131,961	778
Other consumer	—	—	774	11	774	11
Unallocated	—	—	—	171	—	171

Total	$10,446	$193	$1,170,217	$8,688	$1,180,663	$8,881

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2015 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,179	$1,180	$179
Commercial real estate	3,045	3,045	5
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$4,224	$4,225	$184

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,047	$5,206	$—
Commercial real estate	792	792	—
Construction	—	—	—
Commercial	—	—	—
Home equity	296	298	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$6,135	$6,296	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2014 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,186	$1,186	$188
Commercial real estate	3,060	3,060	5
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$4,246	$4,246	$193

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,070	$5,229	$—
Commercial real estate	822	822	—
Construction	—	—	—
Commercial	—	—	—
Home equity	296	298	—
Indirect auto	12	12	—
Other consumer	—	—	—

Totals	$6,200	$6,361	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended March 31, 2015		Three months ended March 31, 2014
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,181	$8	$2,550	$105
Commercial real estate	3,050	31	3,106	20
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	200	1
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,231	$39	$5,856	$126

	Three months ended March 31, 2015		Three months ended March 31, 2014
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$5,053	$25	$3,143	$26
Commercial real estate	802	8	956	8
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	296	2	200	2
Indirect auto	5	—	—	—
Other consumer	—	—	—	—

Totals	$6,156	$35	$4,299	$36

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2015 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$274	$—	$2,659	$2,933	$—	$2,659
Commercial real estate	—	—	—	—	—	—
Home equity	614	—	96	710	—	96
Construction	—	—	—	—	—	—
Other loans:				—
Commercial	—	—	—	—	—	—
Indirect auto	470	54	—	524	—	—
Other consumer	—	—	—	—	—	—

Total	$1,358	$54	$2,755	$4,167	$—	$2,755

	December 31, 2014
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$230	$2,432	$2,662	$—	$2,662
Commercial real estate	—	—	—	—	—	—
Home equity	270	—	96	366	—	96
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	463	45	12	520	—	12
Other consumer	—	—	—	—	—	—

Total	$733	$275	$2,540	$3,548	$—	$2,770

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

The following tables present the Company’s loans by risk rating at March 31, 2015 (unaudited) and December 31, 2014 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2015
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$1,128	$3,393	$472,392	$476,913
Commercial real estate	405,320	770	4,854	—	410,944
Construction	40,421	—	—	—	40,421
Commercial	36,191	1	—	—	36,192
Home equity	—	—	895	133,886	134,781
Indirect auto	—	—	—	132,716	132,716
Other consumer	—	—	—	486	486

Total	$481,932	$1,899	$9,142	$739,480	$1,232,453

	December 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$1,134	$3,400	$446,038	$450,572
Commercial real estate	386,513	—	8,665	—	395,178
Construction	31,389	—	—	—	31,389
Commercial	39,159	2	—	—	39,161
Home equity	—	—	895	130,733	131,628
Indirect auto	—	—	—	131,961	131,961
Consumer	—	—	—	774	774

Total	$457,061	$1,136	$12,960	$709,506	$1,180,663

(A)	Residential real estate and home equity loans are not formally risk rated by the Company unless the loan become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three months ended March 31, 2015 and March 31, 2014, there were no loans modified and determined to be TDRs. At March 31, 2015, the Company had $9.2 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
TDRs on Accrual Status	$7,605	$7,675
TDRs on Nonaccrual Status	1,551	1,551

Total TDRs	$9,156	$9,226

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$174	$174

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were no TDRs that have been modified during the twelve months ending on March 31, 2015 and March 31, 2014 which have subsequently defaulted during the three month period ending on March 31, 2015 and March 31, 2014, respectively.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with the servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse or other credit enhancements, and the Company generally provides servicing for these loans.

At March 31, 2015 (unaudited) and December 31, 2014, residential loans previously sold and serviced by the Company were $65.4 million and $69.5 million, respectively. At March 31, 2015 (unaudited) and December 31, 2014, indirect auto loans previously sold and serviced by the Company were $84.1 million and $94.7 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of March 31, 2015 (unaudited) and December 31, 2014, the principal balance of these loans sold with recourse amounted to $1.1 million and $1.1 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

Mortgage servicing rights (MSR) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended March 31,
	2015	2014
	(unaudited)
Balance at beginning of period	$476	$411
Capitalization	22	7
Amortization	(23)	(17)
Valuation allowance adjustment	(12)	2

Balance at end of period	$463	$403

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2015 (unaudited) and December 31, 2014 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of March 31, 2015 and December 31, 2014 was $1.6 million and $1.4 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at March 31, 2015 (unaudited) and December 31, 2014 was $1.1 million and $1.1 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2015 (unaudited) and December 31, 2014 relating to these plans was $1.8 million and $1.8 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2015 (unaudited) and December 31, 2014 relating to this plan was $647,000 and $648,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At March 31, 2015 (unaudited) and December 31, 2014, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2015 (unaudited) and December 31, 2014 relating to this plan was $1.1 million and $985,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $366,000 and $365,000 for the three months ended March 31, 2015 and 2014 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2015 and 2014 (unaudited) totaled $237,000 and $150,000, respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of March 31, 2015 (unaudited) and December 31, 2014, the recorded liability relating to the Rabbi Trust was $2.4 million and $2.3 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan was to attract, retain, and motivate certain key employees and directors of the Company. Awards were calculated based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company recognized $0 and $31,000 in relation to the plan during the three months ended March 31, 2015 and 2014 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at March 31, 2015). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses for the three months ended March 31, 2015 and 2014 (unaudited) of $72,000 and $63,000, respectively.

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

March 31, 2015 (unaudited)	Securities held-to-maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,530	$—	$3,530
FHLB borrowings	51,680	544,277	595,957
Federal Reserve Bank LOC	15,672	—	15,672

Total pledged assets	$70,882	$544,277	$615,159

December 31, 2014	Securities held-to-maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,830	$—	$3,830
FHLB borrowings	51,062	518,375	569,437
Federal Reserve Bank LOC	15,662	—	15,662

Total pledged assets	$70,554	$518,375	$588,929

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended March 31,
	2015	2014
Net income	$1,374	$680
Undistributed earnings attributable to participating securities	(34)	(23)

Net income allocated to common stockholders	$1,340	$657

Weighted average shares outstanding, basic	8,442,391	8,345,890
Effect of dilutive shares	156,728	28,470

Weighted average shares outstanding, assuming dilution	8,599,119	8,374,360

Basic EPS	$0.16	$0.08
Effect of dilutive shares	—	—

Diluted EPS	$0.16	$0.08

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended March 31,
	2015	2014
Stock options	23,867	63,170

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Stock options	$188	$232
Restricted stock awards	208	245

Total stock based compensation expense	396	477

Related tax benefits recognized in earnings	$116	$146

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of March 31, 2015		As of December 31, 2014
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$2,009	2.8	$2,195	3.0
Restricted stock	2,134	2.7	2,313	2.9

Total	$4,143		$4,508

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

For assets and liabilities fair value is based upon the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2015 and December 31, 2014. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities Available for Sale: The Company’s investment in corporate debt securities is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Rabbi Trust Investments: Rabbi Trust investments consist primarily of cash and cash equivalents and mutual funds and were recorded at fair value and included in other assets. The purpose of these Rabbi Trust investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and were categorized as Level 1. The exchange-traded funds were valued based on quoted prices from the market and were categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At March 31, 2015
Securities available-for-sale
Corporate debt securities	$—	$22,197	$—	$22,197
Trading securities
Rabbi trust investments	2,406	—	—	2,406

Totals	$2,406	$22,197	$—	$24,603

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,079	$—	$22,079
Trading securities
Rabbi trust investments	2,336	—	—	2,336

Totals	$2,336	$22,079	$—	$24,415

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at March 31, 2015 (unaudited) and December 31, 2014.

	March 31, 2015
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,958

Totals	$—	$—	$1,958

	December 31, 2014
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,951

Totals	$—	$—	$1,951

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

The following tables (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	March 31, 2015
	Level 1	Level 2	Level 3
	(unaudited)
Mortgage servicing rights	$—	$—	$463

Totals	$—	$—	$463

	December 31, 2014
	Level 1	Level 2	Level 3

Mortgage servicing rights	$—	$—	$476

Totals	$—	$—	$476

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, accrued interest, securities sold under agreements to repurchase, other borrowed funds and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(unaudited)
Financial assets:
Cash and cash equivalents	$41,092	$41,092	$41,092	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	119,010	120,876	—	120,876	—
Federal Home Loan Bank stock	15,082	15,082	—	15,082	—
Loans, net	1,231,068	1,226,768	—	—	1,226,768
Accrued interest receivable	3,065	3,065	3,065	—	—

Financial liabilities:
Deposits	1,042,999	1,046,666	790,984	255,682	—
Federal Home Loan Bank advances	269,100	269,967	—	269,967	—
Securities sold under agreements to repurchase	1,632	1,632	—	1,632	—
Other borrowed funds	1,055	1,065	—	1,065	—
Accrued interest payable	1,078	1,078	1,078	—	—
Mortgagors’ escrow accounts	1,436	1,436	—	1,436	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$51,767	$51,767	$51,767	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	118,528	119,447	—	119,447	—
Federal Home Loan Bank stock	13,712	13,712	—	13,712	—
Loans, net	1,179,399	1,170,663	—	—	1,170,663
Accrued interest receivable	2,977	2,977	2,977	—	—

Financial liabilities:
Deposits	984,562	987,353	758,349	229,004	—
Federal Home Loan Bank advances	285,100	285,266	—	285,266	—
Securities sold under agreements to repurchase	1,392	1,392	—	1,392	—
Other borrowed funds	1,067	1,056	—	1,056	—
Accrued interest payable	961	961	961	—	—
Mortgagors’ escrow accounts	1,726	1,726	—	1,726	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

	Three months ended March 31, 2015			Three months ended March 31, 2014
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$136	$(53)	$83	$195	$(78)	$117
Reclassification adjustment for net realized gains included in net income	—	—	—	—	—	—

Total securities available-for-sale	136	(53)	83	195	(78)	117

Other comprehensive income	$136	$(53)	$83	$195	$(78)	$117

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized (loss) gain on securities available for sale	Unrecognized actuarial gain on defined benefit pension plan	Accumulated other comprehensive income (loss)
Beginning Balance: January 1, 2015	$(72)	$50	$(22)
Other comprehensive income	83	—	83

Ending balance: March 31, 2015	$11	$50	$61

Beginning Balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	117	—	117

Ending balance: March 31, 2014	$(93)	$22	$(71)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2014 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2014 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total Assets. Total assets increased $43.1 million to $1.47 billion at March 31, 2015, from $1.43 billion at December 31, 2014. The increase was primarily the result of a $51.7 million, or 4.4%, increase in net loans, partially offset by a $10.7 million, or 20.6%, decrease in cash and cash equivalents

Loans. Our plan to prudently increase our commercial and consumer loan portfolios is working as we experienced solid growth in our residential real estate loans, commercial real estate loans and construction loans during the three months ending March 31, 2015. Net loans increased by $51.7 million to $1.23 billion at March 31, 2015 from $1.18 billion at December 31, 2014. The increase in net loans was primarily due to increases of $26.3 million, or 5.8%, in residential one-to-four family loans, $15.8 million, or 4.0%, in commercial real estate loans and $9.0 million, or 28.8%, in construction loans.

Investment Securities. Total investment securities increased $600,000, to $141.2 million at March 31, 2015, from $140.6 million at December 31, 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $10.7 million, or 20.6%, to $41.1 million at March 31, 2015, from $51.8 million at December 31, 2014.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2015, our investment in bank-owned life insurance was $24.1 million, an increase of $186,000 from $23.9 million at December 31, 2014, due to increases in cash surrender value of $186,000.

Deposits. Deposits increased $58.4 million, or 5.9%, to $1.04 billion at March 31, 2015 from $984.6 million at December 31, 2014. The increase in deposits was due to an increase of $25.8 million, or 5.2%, in savings accounts, an increase of $25.8 million, or 11.4%, in certificates of deposit, and an increase of $11.0 million, or 15.0% in interest bearing checking accounts, partially offset by a decrease of $4.3 million, or 2.4%, in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $32.6 million, or 4.3%. Reaching $1.04 billion in deposits was a significant milestone for Belmont Savings. It was achieved through a consistent focus on relationship selling and targeted marketing by our retail, business banking, municipal banking and commercial real estate teams.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$174,904	16.77%	$179,205	18.20%
Interest-bearing checking accounts	84,248	8.08	73,285	7.44
Savings accounts	522,481	50.09	496,686	50.45
Money market deposits	9,351	0.90	9,173	0.93

Total transaction accounts	790,984	75.84	758,349	77.02

Term certificates less than $100,000	162,678	15.59	140,469	14.27
Term certificates $100,000 or more	89,337	8.57	85,744	8.71

Total certificate accounts	252,015	24.16	226,213	22.98

Total deposits	$1,042,999	100.00%	$984,562	100.00%

Borrowings. At March 31, 2015, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that were sold with recourse to another financial institution in March of 2006 that are accounted for as a secured borrowing. As of March 31, 2015, the principal balance of these loans sold with recourse amounted to $1.1 million. We have not incurred any losses related to the loans sold with recourse.

Total borrowings decreased $15.8 million, or 5.5%, to $271.8 million at March 31, 2015, from $287.6 million at December 31, 2014. Advances from the Federal Home Loan Bank of Boston drove this decrease as such advances decreased $16.0 million to $269.1 million at March 31, 2015, from $285.1 million at December 31, 2014.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$118,100	$103,100
Other borrowed funds	1,055	1,067

	119,155	104,167

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	151,000	182,000
Repurchase agreements	1,632	1,392

	152,632	183,392

Total borrowed funds	$271,787	$287,559

Stockholders’ Equity. Total stockholders’ equity increased $1.9 million, or 1.4%, to $138.9 million at March 31, 2015 from $137.0 million as of December 31, 2014. This increase is primarily the result of earnings of $1.4 million and a $440,000 increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31, 2015	At December 31, 2014
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$2,659	$2,662
Commercial real estate	—	—
Construction loans	—	—
Home equity	96	96
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	12
Other consumer loans	—	—

Total non-accrual loans	$2,755	$2,770

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Residential one-to-four family	$—	$—
Commercial real estate	—	—
Construction loans	—	—
Home equity	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	2,755	2,770

Other real estate owned	—	—
Repossessed automobiles	15	48

Total non-performing assets (NPAs)	$2,770	$2,818

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,551	$1,551
Troubled debt restructures not included in NPAs	7,605	7,675

Total troubled debt restructures	$9,156	$9,226

Ratios:
Non-performing loans to total loans	0.22%	0.23%
Non-performing assets to total assets	0.19%	0.21%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2015, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At March 31, 2015, we had $9.2 million of troubled debt restructurings related to ten loans as compared to $9.2 million of troubled debt restructurings related to ten loans at December 31, 2014. The balance decreased slightly due to paydowns on performing TDR’s.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $1.4 million, compared to net income of $680,000 for the three months ended March 31, 2014. The improvement in operating results of $694,000, or 102.1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, resulted from an increase in net interest and dividend income after the provision for loan losses of $1.5 million, partially offset by an increase in noninterest expense of $263,000 and an increase in income tax expense of $563,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 19.6% to $8.8 million for the three months ended March 31, 2015, compared to $7.3 million for the three months ended March 31, 2014. The increase in net interest and dividend income was primarily due to increases in average net interest-earning assets of $21.7 million, or 8.6%, to $273.6 million for the three months ended March 31, 2015, from $251.9 million for the three months ended March 31, 2014. Partially offsetting this was a decrease in the net interest rate spread of 25 basis points, from 3.61% during the three months ended March 31, 2014 to 2.36% during the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 26.3%, to $11.1 million for the three months ended March 31, 2015, from $8.7 million for the three months ended March 31, 2014. The increase in interest and dividend income was primarily due to a $2.3 million increase in interest income on loans. The increase in interest income on loans resulted from an increase in the average balance of loans of $329.7 million to $1.21 billion for the three months ended March 31, 2015, from $882.7 million for the three months ended March 31, 2014, partially offset by a 21 basis point decrease in the average yield on loans to 3.42% from 3.63%, primarily due to lower interest rates on originated and purchased loans during the period.

Interest Expense. Interest expense increased $866,000 to $2.3 million for the three months ended March 31, 2015, from $1.4 million for the three months ended March 31, 2014. The increase resulted from a $307.7 million, or 37.8%, increase in the average balance of interest-bearing liabilities as well as a 12 basis point increase in the cost of interest-bearing liabilities to 0.83% from 0.71%.

Interest expense on interest-bearing deposits increased by $587,000 to $1.8 million for the three months ended March 31, 2015, from $1.2 million for the three months ended March 31, 2014. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $378,000 and $148,000, respectively. The increase in interest expense on CDs of $378,000 from $537,000 to $915,000, was driven by an increase in the average balance of $80.0 million and an increase in the average cost of 17 basis points to 1.59% from 1.42%. The increase in interest expense on savings accounts of $148,000 from $621,000 to $769,000, was driven by an increase in the average balance of $54.7 million and an increase in the average cost of 6 basis points to 0.62% from 0.56%. We experienced increases in the average cost across all deposit products.

Interest expense on total borrowings increased $279,000 to $539,000 for the three months ended March 31, 2015, from $260,000 for the three months ended March 31, 2014. This increase was primarily due to an increase in the average balance of FHLB advances of $125.5 million, or 73.0%, to $297.3 million for the three months ended March 31, 2015, from $171.9 million for the three months ended March 31, 2014, and an increase in the average cost of FHLB advances of 13 basis points to 0.72% for the three months ended March 31, 2015, from 0.59% for the three months ended March 31, 2014.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $338,000 for the three months ended March 31, 2015, compared to $388,000 for the three months ended March 31, 2014. The decrease in the provision for loan losses was driven by lower loan growth. The allowance for loan losses was $9.2 million, or 0.75% of total loans, at March 31, 2015, compared to $8.9 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income increased by $33,000 to $757,000 for the three months ended March 31, 2015, from $724,000 for the three months ended March 31, 2014. This increase was primarily driven by additional income from bank owned life insurance of $87,000. This increase was partially offset by a decrease in loan servicing fee income of $56,000.

Noninterest Expense. Noninterest expense increased $263,000 to $6.9 million for the three months ended March 31, 2015, from $6.7 million for the three months ended March 31, 2014. This increase was driven by an increase in salaries and employee benefits of $220,000.

Income Tax Expense. We recorded income tax expense of $867,000 for the three months ended March 31, 2015, compared to income tax expense of $304,000 for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 38.7% compared to 30.9% for the three months ended March 31, 2014. The increase in effective tax rate was primarily the result of a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability during the three months ended March 31, 2014.

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

	For the Three Months Ended March 31, (unaudited)
	2015			2014
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,212,486	$10,232	3.42%	$882,743	$7,893	3.63%
Securities	140,724	741	2.14%	143,053	806	2.29%
Other	42,593	21	0.20%	40,659	21	0.21%

Total interest-earning assets (5)	1,395,803	$10,994	3.19%	1,066,455	8,720	3.32%
Non-interest-earning assets	47,035			29,487

Total assets	$1,442,838			$1,095,942

Interest-bearing liabilities:
Savings accounts	$500,820	$769	0.62%	$446,172	621	0.56%
Checking accounts	78,240	69	0.36%	28,769	8	0.11%
Money market accounts	9,335	2	0.09%	10,379	2	0.08%
Certificates of deposit	233,853	915	1.59%	153,881	537	1.42%

Total interest-bearing deposits	822,248	1,755	0.87%	639,201	1,168	0.74%
Federal Home Loan Bank advances	297,322	531	0.72%	171,856	251	0.59%
Securities sold under agreements to repurchase	1,574	1	0.26%	2,385	1	0.17%
Other borrowed funds	1,062	7	2.67%	1,108	8	2.93%

Total interest-bearing liabilities	1,122,206	$2,294	0.83%	814,550	1,428	0.71%
Non-interest-bearing liabilities	182,128			149,905

Total liabilities	1,304,334			964,455
Stockholders’ Equity	138,504			131,487

Total liabilities and stockholders’ equity	$1,442,838			$1,095,942

Net interest income		$8,700			$7,292

Net interest rate spread (2)			2.36%			2.61%
Net interest-earning assets (3)	$273,597			$251,905

Net interest margin (4)			2.53%			2.77%
Average interest-earning assets to interest-bearing liabilities			124.38%			130.93%

(1)	Yields and rates for the three-month periods ended March 31, 2015 and 2014 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $58,000 and $29,000 for the three months ended March 31, 2015 and 2014, respectively, are not included.

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

	Three Months Ended March 31, 2015 vs. 2014 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$2,804	$(465)	$2,339
Securities	(13)	(52)	(65)
Other	1	(1)	—

Total interest-earning assets (1)	$2,792	$(518)	$2,274

Expense on interest-bearing liabilities:
Savings accounts	$80	$68	$148
Checking accounts	27	34	61
Money market accounts	—	—	—
Certificates of deposit	307	71	378

Total interest-bearing deposits	414	173	587

Federal Home Loan Bank advances	215	65	280
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	(1)	(1)

Total interest-bearing liabilities	629	237	866

Change in net interest income	$2,163	$(755)	$1,408

(1)	Does not include dividends on FHLB stock of $58,000 and $29,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2015 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-14.0%
+200	-5.4%
- 100	-0.4%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.4% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.4% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2015 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 14.0% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 13.0% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2015 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $41.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2015, we had $36.9 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $210.7 million in unused lines of credit to borrowers and $10.1 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2015 totaled $56.6 million, or 5.4%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2015.

Our primary investing activity is originating loans. During the three months ended March 31, 2015 and the year ended December 31, 2014, we originated $136.9 million and $676.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $58.4 million and $219.8 million for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the levels of brokered deposits were $111.3 million and $88.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2015, we had $269.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $147.1 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of March 31, 2015, our contractual obligations have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2015.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $138.9 million at March 31, 2015 from $137.0 million at December 31, 2014. This increase is primarily the result of earnings of $1.4 million and a $440,000 increase in additional paid-in capital related to stock based compensation.

Basel III Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2015. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	—	—	500,000
March 1 - March 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On June 22, 2013, the Company’s Board of Directors authorized a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 6, 2015	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2015	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)