Form 10-Q
period 2015-06-30
BSB Bancorp, Inc.
filed 2015-08-07
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Registrant had 9,086,488 shares of common stock, par value $0.01 per share, outstanding as of August 1, 2015.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$1,739	$2,275
Interest-bearing deposits in other banks	45,765	49,492

Cash and cash equivalents	47,504	51,767
Interest-bearing time deposits with other banks	131	131
Investments in available-for-sale securities	22,025	22,079
Investments in held-to-maturity securities (fair value of $129,324 as of June 30, 2015 (unaudited) and $119,447 as of December 31, 2014)	128,801	118,528
Federal Home Loan Bank stock, at cost	15,082	13,712
Loans, net of allowance for loan losses of $9,537 as of June 30, 2015 (unaudited) and $8,881 as of December 31, 2014	1,292,273	1,179,399
Premises and equipment, net	2,888	3,066
Accrued interest receivable	3,243	2,977
Deferred tax asset, net	5,860	5,642
Income taxes receivable	791	321
Bank-owned life insurance	29,282	23,888
Other assets	4,172	4,040

Total assets	$1,552,052	$1,425,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$168,919	$179,205
Interest-bearing	980,838	805,357

Total deposits	1,149,757	984,562
Federal Home Loan Bank advances	241,100	285,100
Securities sold under agreements to repurchase	2,460	1,392
Other borrowed funds	1,044	1,067
Accrued interest payable	991	961
Deferred compensation liability	6,192	5,751
Other liabilities	9,355	9,707

Total liabilities	1,410,899	1,288,540

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,084,081 and 9,067,792 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	91	91
Additional paid-in capital	88,527	87,428
Retained earnings	56,580	53,603
Accumulated other comprehensive loss	(32)	(22)
Unearned compensation - ESOP	(4,013)	(4,090)

Total stockholders’ equity	141,153	137,010

Total liabilities and stockholders’ equity	$1,552,052	$1,425,550

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$10,679	$8,402	$20,911	$16,295
Interest on taxable debt securities	738	804	1,479	1,610
Dividends	64	33	122	62
Other interest income	22	29	44	50

Total interest and dividend income	11,503	9,268	22,556	18,017

Interest expense:
Interest on deposits	1,941	1,388	3,696	2,556
Interest on Federal Home Loan Bank advances	527	263	1,058	514
Interest on securities sold under agreements to repurchase	1	1	1	2
Interest on other borrowed funds	7	7	14	15

Total interest expense	2,476	1,659	4,769	3,087

Net interest and dividend income	9,027	7,609	17,787	14,930
Provision for loan losses	365	307	704	696

Net interest and dividend income after provision for loan losses	8,662	7,302	17,083	14,234

Noninterest income:
Customer service fees	204	225	415	443
Income from bank-owned life insurance	202	101	389	199
Net gain on sales of loans	293	163	332	225
Loan servicing fee income	143	203	304	419
Other income	106	167	264	295

Total noninterest income	948	859	1,704	1,581

Noninterest expense:
Salaries and employee benefits	4,377	4,026	8,721	8,149
Director compensation	215	229	492	533
Occupancy expense	264	267	557	545
Equipment expense	140	157	284	311
Deposit insurance	232	180	450	364
Data processing	772	727	1,527	1,478
Professional fees	177	169	389	400
Marketing	266	256	519	515
Other expense	545	495	985	881

Total noninterest expense	6,988	6,506	13,924	13,176

Income before income tax expense	2,622	1,655	4,863	2,639
Income tax expense	1,019	614	1,886	918

Net income	$1,603	$1,041	$2,977	$1,721

Earnings per share
Basic	$0.19	$0.12	$0.34	$0.20
Diluted	$0.18	$0.12	$0.34	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income	$1,603	$1,041	$2,977	$1,721
Other comprehensive (loss) income, before tax:
Change in fair value of securities available for sale	(154)	128	(18)	323
Reclassification adjustment for realized gains in net income	—	—	—	—

Other comprehensive (loss) income, before tax	(154)	128	(18)	323

Income tax benefit (expense) related to items of other comprehensive (loss) income	61	(51)	8	(129)

Other comprehensive (loss) income, net of tax	(93)	77	(10)	194

Comprehensive income	$1,510	$1,118	$2,967	$1,915

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation -	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	1,721	—	—	1,721
Other comprehensive income	—	—	—	—	194	—	194
Release of ESOP stock	—	—	52	—	—	76	128
Stock based compensation-restricted stock awards	—	—	461	—	—	—	461
Stock based compensation-stock options	—	—	434	—	—	—	434
Tax benefit from stock based compensation	—	—	11	—	—	—	11
Restricted stock grants	4,000	—	—	—	—	—	—
Stock option exercises	3,518	—	22	—	—	—	22

Balance at June 30, 2014	9,063,326	$91	$86,429	$51,033	$6	$(4,167)	$133,392

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	2,977	—	—	2,977
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Release of ESOP stock	—	—	79	—	—	77	156
Stock based compensation-restricted stock awards	—	—	424	—	—	—	424
Stock based compensation-stock options	—	—	386	—	—	—	386
Tax benefit from stock based compensation	—	—	44	—	—	—	44
Stock option exercises	16,289	—	166	—	—	—	166

Balance at June 30, 2015	9,084,081	$91	$88,527	$56,580	$(32)	$(4,013)	$141,153

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,977	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	334	278
Gain on sales of loans, net	(332)	(225)
Loans originated for sale	(10,137)	(12,346)
Proceeds from sales of loans	20,585	19,867
Provision for loan losses	704	696
Change in net unamortized mortgage premiums	(241)	(406)
Change in net deferred loan costs	(124)	(747)
ESOP expense	156	128
Stock based compensation expense	810	895
Excess tax benefit from stock based compensation	(44)	(11)
Depreciation and amortization expense	383	385
Write off of premises and equipment	—	3
Deferred income tax benefit	(210)	(106)
Increase in bank-owned life insurance	(389)	(199)
Net change in:
Accrued interest receivable	(266)	(328)
Other assets	(132)	62
Income taxes receivable	(426)	(683)
Income taxes payable	—	(178)
Accrued interest payable	30	77
Deferred compensation liability	441	251
Other liabilities	(187)	(1,047)

Net cash provided by operating activities	13,932	8,087

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	119
Purchases of interest-bearing time deposits with other banks	—	(131)
Proceeds from maturities, payments, and calls of held-to-maturity securities	9,604	9,814
Purchases of held-to-maturity securities	(20,175)	(13,962)
Purchases of Federal Home Loan Bank stock	(1,370)	(2,830)
Recoveries of loans previously charged off	19	11
Loan originations and principal collections, net	(26,964)	(90,722)
Purchases of loans	(96,384)	(64,395)
Capital expenditures	(205)	(306)
Premiums paid on bank-owned life insurance	(5,005)	(5)

Net cash used in investing activities	(140,480)	(162,407)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	130,795	92,125
Net increase in time deposits	34,400	35,013
Net proceeds from (repayments of) long-term Federal Home Loan Bank borrowings	15,000	(1,000)
Net change in short-term advances	(59,000)	39,000
Net increase (decrease) in securities sold under agreement to repurchase	1,068	(255)
Repayment of principal on other borrowed funds	(23)	(23)
Net (decrease) increase in mortgagors’ escrow accounts	(165)	272
Net proceeds from exercise of stock options	166	22
Excess tax benefit from stock based compensation	44	11

Net cash provided by financing activities	122,285	165,165

Net (decrease) increase in cash and cash equivalents	(4,263)	10,845
Cash and cash equivalents at beginning of period	51,767	38,035

Cash and cash equivalents at end of period	$47,504	$48,880

Supplemental disclosures:
Interest paid	$4,739	$3,010
Income taxes paid	2,522	1,885
Transfer of loans held for investment to loans held for sale	10,116	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) — Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our consolidate financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,163	$101	$(239)	$22,025	$22,199	$86	$(206)	$22,079

	$22,163	$101	$(239)	$22,025	$22,199	$86	$(206)	$22,079

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$111,225	$791	$(382)	$111,634	$100,977	$1,019	$(227)	$101,769
Corporate debt securities	17,576	164	(50)	17,690	17,551	164	(37)	17,678

	$128,801	$955	$(432)	$129,324	$118,528	$1,183	$(264)	$119,447

The amortized cost basis and estimated fair value of debt securities by contractual maturity at June 30, 2015 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$33	$34
Due after one year through five years	12,799	12,877	7,275	7,352
Due after five years through ten years	9,364	9,148	59,926	60,057
Due after ten years	—	—	61,567	61,881

	$22,163	$22,025	$128,801	$129,324

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and six months ended June 30, 2015 (unaudited) and June 30, 2014, there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	Less than 12 Months		12 Months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015 (unaudited):
Available-for-sale
Corporate debt securities	$—	$—	$4,126	$(239)
Held-to-maturity
Corporate debt securities	4,694	(50)	—	—
U.S. government sponsored mortgage-backed securities	41,837	(257)	6,297	(125)

Total temporarily impaired securities	$46,531	$(307)	$10,423	$(364)

December 31, 2014:
Available-for-sale
Corporate debt securities	$—	$—	$4,185	$(206)
Held-to-maturity
Corporate debt securities	4,691	(37)	—	—
U.S. government sponsored mortgage-backed securities	10,974	(34)	15,637	(193)

Total temporarily impaired securities	$15,665	$(71)	$19,822	$(399)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2015 (unaudited), 34 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2015 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 34 debt securities with aggregate depreciation of 1.16% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

At December 31, 2014, twenty one debt securities had unrealized losses with aggregate depreciation of 1.31% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds securities in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments are included in other assets and consist primarily of cash and cash equivalents and actively traded mutual funds, and are recorded at fair value. The fair value of these Rabbi Trust investments at June 30, 2015 (unaudited) and December 31, 2014 was $2.4 million and $2.3 million, respectively. For the three and six month periods ending June 30, 2015, the net loss and net gain on Rabbi Trust investments still held at the reporting date was $(9,000) and $30,000, respectively. For the three and six months periods ending June 30, 2014, the net gain on Rabbi Trust investments still held at the reporting date was $40,000 and $62,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2015 or during fiscal year 2014.

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

Other consumer loans—Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2015 (unaudited) and December 31, 2014, the Company had unallocated reserves of $183,000 and $171,000, respectively.

Loans consisted of the following (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$522,177	40.35%	$450,572	38.16%
Commercial real estate loans (1)	423,945	32.77	395,178	33.47
Home equity	142,855	11.04	131,628	11.15
Construction loans	43,683	3.38	31,389	2.66

Total mortgage loans	1,132,660	87.54	1,008,767	85.44

Commercial loans	31,124	2.41	39,161	3.32
Consumer loans:
Indirect auto loans	129,593	10.02	131,961	11.17
Other consumer loans	451	0.03	774	0.07

	161,168	12.46	171,896	14.56

Total loans	1,293,828	100.00%	1,180,663	100.00%

Net deferred loan costs	5,192		5,068
Net unamortized mortgage premiums	2,790		2,549
Allowance for loan losses	(9,537)		(8,881)

Total loans, net	$1,292,273		$1,179,399

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2015 and 2014 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2015 (unaudited) and December 31, 2014. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,579	$161	$—	$—	$2,740
Commercial real estate	4,035	87	—	—	4,122
Construction	473	112	—	—	585
Commercial	416	(61)	—	—	355
Home equity	740	87	—	—	827
Indirect auto	770	(31)	(33)	7	713
Other consumer	13	4	(5)	—	12
Unallocated	177	6	—	—	183

Total	$9,203	$365	$(38)	$7	$9,537

	Three Months Ended June 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,046	$203	$—	$—	$2,249
Commercial real estate	4,123	(165)	—	—	3,958
Construction	161	26	—	—	187
Commercial	407	110	(4)	—	513
Home equity	601	105	—	—	706
Indirect auto	833	17	(29)	3	824
Other consumer	18	6	(9)	4	19
Unallocated	153	5	—	—	158

Total	$8,342	$307	$(42)	$7	$8,614

	Six Months Ended June 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,364	$376	$—	$—	$2,740
Commercial real estate	4,043	79	—	—	4,122
Construction	228	357	—	—	585
Commercial	458	(103)	—	—	355
Home equity	828	(1)	—	—	827
Indirect auto	778	(24)	(59)	18	713
Other consumer	11	8	(8)	1	12
Unallocated	171	12	—	—	183

Total	$8,881	$704	$(67)	$19	$9,537

	Six Months Ended June 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,189	$60	$—	$—	$2,249
Commercial real estate	3,621	337	—	—	3,958
Construction	134	53	—	—	187
Commercial	419	98	(4)	—	513
Home equity	681	25	—	—	706
Indirect auto	749	103	(32)	4	824
Other consumer	26	1	(15)	7	19
Unallocated	139	19	—	—	158

Total	$7,958	$696	$(51)	$11	$8,614

	June 30, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,202	$211	$515,975	$2,529	$522,177	$2,740
Commercial real estate	3,793	5	420,152	4,117	423,945	4,122
Construction	—	—	43,683	585	43,683	585
Commercial	—	—	31,124	355	31,124	355
Home equity	292	—	142,563	827	142,855	827
Indirect auto	22	—	129,571	713	129,593	713
Other consumer	—	—	451	12	451	12
Unallocated	—	—	—	183	—	183

Total	$10,309	$216	$1,283,519	$9,321	$1,293,828	$9,537

	December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,256	$188	$444,316	$2,176	$450,572	$2,364
Commercial real estate	3,882	5	391,296	4,038	395,178	4,043
Construction	—	—	31,389	228	31,389	228
Commercial	—	—	39,161	458	39,161	458
Home equity	296	—	131,332	828	131,628	828
Indirect auto	12	—	131,949	778	131,961	778
Other consumer	—	—	774	11	774	11
Unallocated	—	—	—	171	—	171

Total	$10,446	$193	$1,170,217	$8,688	$1,180,663	$8,881

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2015 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,177	$1,178	$211
Commercial real estate	3,031	3,031	5
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$4,208	$4,209	$216

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,025	$5,184	$—
Commercial real estate	762	762	—
Construction	—	—	—
Commercial	—	—	—
Home equity	292	298	—
Indirect auto	22	22	—
Other consumer	—	—	—

Totals	$6,101	$6,266	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2014 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,186	$1,186	$188
Commercial real estate	3,060	3,060	5
Construction	—	—	—
Commercial	—	—	—
Home equity	—	—	—
Indirect auto	—	—	—
Other consumer	—	—	—

Totals	$4,246	$4,246	$193

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,070	$5,229	$—
Commercial real estate	822	822	—
Construction	—	—	—
Commercial	—	—	—
Home equity	296	298	—
Indirect auto	12	12	—
Other consumer	—	—	—

Totals	$6,200	$6,361	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,178	$8	$1,911	$3
Commercial real estate	3,035	31	3,092	32
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,213	$39	$5,003	$35

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$5,032	$25	$3,119	$23
Commercial real estate	772	8	892	9
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	294	2	465	2
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$6,098	$35	$4,476	$34

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,179	$17	$2,071	$108
Commercial real estate	3,043	62	3,099	52
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	—	—	—	—
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$4,222	$79	$5,170	$160

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$5,043	$50	$3,131	$49
Commercial real estate	787	16	923	17
Construction	—	—	—	—
Commercial	—	—	—	—
Home equity	295	4	432	5
Indirect auto	—	—	—	—
Other consumer	—	—	—	—

Totals	$6,125	$70	$4,486	$71

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2015 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$523	$—	$2,659	$3,182	$—	$2,659
Commercial real estate	—	—	—	—	—	—
Home equity	478	—	—	478	—	92
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	452	23	22	497	—	22
Other consumer	—	—	—	—	—	—

Total	$1,453	$23	$2,681	$4,157	$—	$2,773

	December 31, 2014
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$230	$2,432	$2,662	$—	$2,662
Commercial real estate	—	—	—	—	—	—
Home equity	270	—	96	366	—	96
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	463	45	12	520	—	12
Other consumer	—	—	—	—	—	—

Total	$733	$275	$2,540	$3,548	$—	$2,770

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

The following tables present the Company’s loans by risk rating at June 30, 2015 (unaudited and in thousands) and December 31, 2014 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2015
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$1,124	$3,389	$517,664	$522,177
Commercial real estate	418,380	764	4,801	—	423,945
Construction	43,683	—	—	—	43,683
Commercial	31,124	—	—	—	31,124
Home equity	—	—	891	141,964	142,855
Indirect auto	—	—	—	129,593	129,593
Other consumer	—	—	—	451	451

Total	$493,187	$1,888	$9,081	$789,672	$1,293,828

	December 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$1,134	$3,400	$446,038	$450,572
Commercial real estate	386,513	—	8,665	—	395,178
Construction	31,389	—	—	—	31,389
Commercial	39,159	2	—	—	39,161
Home equity	—	—	895	130,733	131,628
Indirect auto	—	—	—	131,961	131,961
Consumer	—	—	—	774	774

Total	$457,061	$1,136	$12,960	$709,506	$1,180,663

(A)	Residential real estate and home equity loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and six months ended June 30, 2015, there were no loans modified and determined to be TDRs. During the three and six months ended June 30, 2014, no new loans were modified and determined to be troubled debt restructurings, however, three loans that had already been determined to be TDRs were remodified. At June 30, 2015, the Company had $9.1 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
TDRs on Accrual Status	$7,536	$7,675
TDRs on Nonaccrual Status	1,551	1,551

Total TDRs	$9,087	$9,226

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$174	$174

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were no TDRs that have been modified during the twelve months ending on June 30, 2015 which have subsequently defaulted during the three and six month periods ending on June 30, 2015. There were two TDRs in the amount of $1.9 million that have been modified during the twelve months ending on June 30, 2014 which have subsequently defaulted during the three and six month periods ending on June 30, 2014.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $1.2 million as of June 30, 2015.

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

At June 30, 2015 (unaudited) and December 31, 2014, residential loans previously sold and serviced by the Company were $66.7 million and $69.5 million, respectively. At June 30, 2015 (unaudited) and December 31, 2014, indirect auto loans previously sold and serviced by the Company were $77.1 million and $94.7 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of June 30, 2015 (unaudited) and December 31, 2014, the principal balance of these loans sold with recourse amounted to $1.0 million and $1.1 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Balance at beginning of period	$463	$403	$476	$411
Capitalization	55	22	77	29
Amortization	(24)	(19)	(47)	(36)
Valuation allowance adjustment	(19)	(4)	(31)	(2)

Balance at end of period	$475	$402	$475	$402

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2015 (unaudited) and December 31, 2014 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2015 and December 31, 2014 was $2.5 million and $1.4 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at June 30, 2015 (unaudited) and December 31, 2014 was $1.0 million and $1.1 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2015 (unaudited) and December 31, 2014 relating to these plans was $1.9 million and $1.8 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2015 (unaudited) and December 31, 2014 relating to this plan was $647,000 and $648,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At June 30, 2015 (unaudited) and December 31, 2014, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2015 (unaudited) and December 31, 2014 relating to this plan was $1.1 million and $985,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $555,000 and $491,000 for the three months ended June 30, 2015 and 2014 (unaudited), respectively, and $922,000 and $857,000 for the six months ended June 30, 2015 and 2014 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2015 and 2014 (unaudited) totaled $192,000 and $206,000, respectively, and $429,000 and $356,000 for the six months ended June 30, 2015 and 2014 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of June 30, 2015 (unaudited) and December 31, 2014, the recorded liability relating to the Rabbi Trust was $2.4 million and $2.3 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan was to attract, retain, and motivate certain key employees and directors of the Company. Awards were calculated based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company recognized $0 and $31,000 in relation to the plan during the three months ended June 30, 2015 and 2014 (unaudited), respectively, and $0 and $61,000 in relation to the plan during the six months ended June 30, 2015 and 2014 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at June 30, 2015). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $84,000 and $65,000 for the three months ended June 30, 2015 and 2014 (unaudited), respectively, and $156,000 and $128,000 for the six months ended June 30, 2015 and 2014 (unaudited), respectively.

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

June 30, 2015 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,373	$—	$3,373
FHLB borrowings	51,825	591,887	643,712
Federal Reserve Bank LOC	15,681	—	15,681

Total pledged assets	$70,879	$591,887	$662,766

December 31, 2014	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,830	$—	$3,830
FHLB borrowings	51,062	518,375	569,437
Federal Reserve Bank LOC	15,662	—	15,662

Total pledged assets	$70,554	$518,375	$588,929

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$1,603	$1,041	$2,977	$1,721
Undistributed earnings attributable to participating securities	(40)	(35)	(75)	(57)

Net income allocated to common stockholders	$1,563	$1,006	$2,902	$1,664

Weighted average shares outstanding, basic	8,450,099	8,354,185	8,446,266	8,350,060
Effect of dilutive shares	230,572	178,008	196,672	142,839

Weighted average shares outstanding, assuming dilution	8,680,671	8,532,193	8,642,938	8,492,899

Basic EPS	$0.19	$0.12	$0.34	$0.20
Effect of dilutive shares	(0.01)	—	—	—

Diluted EPS	$0.18	$0.12	$0.34	$0.20

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	23,242	30,463	27,324	44,628

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the six months ended June 30, 2015 and 2014, the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Stock options	$198	$201	$386	$434
Restricted stock awards	216	215	424	461

Total stock based compensation expense	$414	$416	$810	$895

Related tax benefits recognized in earnings	$119	$119	$235	$265

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of June 30, 2015		As of December 31, 2014
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$1,839	2.6	$2,195	3.0
Restricted stock	1,948	2.5	2,313	2.9

Total	$3,787		$4,508

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

For assets and liabilities, fair value is based upon the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2015 and December 31, 2014. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three and six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014.

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

Rabbi Trust Investments: Rabbi Trust investments consist primarily of cash and cash equivalents and mutual funds and were recorded at fair value and included in other assets. The purpose of these Rabbi Trust investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and are categorized as Level 1. The exchange-traded funds were valued based on quoted prices from the market and are categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)

At June 30, 2015
Securities available-for-sale
Corporate debt securities	$—	$22,025	$—	$22,025
Trading securities
Rabbi trust investments	2,423	—	—	2,423

Totals	$2,423	$22,025	$—	$24,448

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,079	$—	$22,079
Trading securities
Rabbi trust investments	2,336	—	—	2,336

Totals	$2,336	$22,079	$—	$24,415

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral at June 30, 2015 (unaudited) and December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,925

Totals	$—	$—	$1,925

	December 31, 2014
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,951

Totals	$—	$—	$1,951

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

The following table (in thousands) present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	June 30, 2015
	Level 1	Level 2	Level 3
		(unaudited)

Mortgage servicing rights	$—	$—	$475

Totals	$—	$—	$475

	December 31, 2014
	Level 1	Level 2	Level 3

Mortgage servicing rights	$—	$—	$476

Totals	$—	$—	$476

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, accrued interest, securities sold under agreements to repurchase and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held to maturity - The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

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

Other borrowed funds - This balance represents the balance of loans sold with recourse. Fair values are determined consistent with that of our loans.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$47,504	$47,504	$47,504	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	128,801	129,324	—	129,324	—
Federal Home Loan Bank stock	15,082	15,082	—	15,082	—
Loans, net	1,292,273	1,279,737	—	—	1,279,737
Accrued interest receivable	3,243	3,243	3,243	—	—

Financial liabilities:
Deposits	1,149,757	1,152,297	889,144	263,153	—
Federal Home Loan Bank advances	241,100	241,555	—	241,555	—
Securities sold under agreements to repurchase	2,460	2,460	—	2,460	—
Other borrowed funds	1,044	1,008	—	1,008	—
Accrued interest payable	991	991	991	—	—
Mortgagors’ escrow accounts	1,562	1,562	—	1,562	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,767	$51,767	$51,767	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	118,528	119,447	—	119,447	—
Federal Home Loan Bank stock	13,712	13,712	—	13,712	—
Loans, net	1,179,399	1,170,663	—	—	1,170,663
Accrued interest receivable	2,977	2,977	2,977	—	—

Financial liabilities:
Deposits	984,562	987,353	758,349	229,004	—
Federal Home Loan Bank advances	285,100	285,266	—	285,266	—
Securities sold under agreements to repurchase	1,392	1,392	—	1,392	—
Other borrowed funds	1,067	1,056	—	1,056	—
Accrued interest payable	961	961	961	—	—
Mortgagors’ escrow accounts	1,726	1,726	—	1,726	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

	Three months ended June 30, 2015 (unaudited and in thousands)			Three months ended June 30, 2014 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(154)	$61	$(93)	$128	$(51)	$77
Reclassification adjustment for net realized gains included in net income	—	—	—	—	—	—

Total securities available-for-sale	(154)	61	(93)	128	(51)	77

Other comprehensive (loss) income	$(154)	$61	$(93)	$128	$(51)	$77

	Six months ended June 30, 2015 (unaudited and in thousands)			Six months ended June 30, 2014 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$(18)	$8	$(10)	$323	$(129)	$194
Reclassification adjustment for net realized gains included in net income	—	—	—	—	—	—

Total securities available-for-sale	(18)	8	(10)	323	(129)	194

Other comprehensive (loss) income	$(18)	$8	$(10)	$323	$(129)	$194

Information on the Company’s accumulated other comprehensive (loss) income, net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized (loss) gain on securities available for sale	Unrecognized actuarial gain on defined benefit pension plan	Accumulated other comprehensive (loss) income
Beginning balance: January 1, 2015	$(72)	$50	$(22)
Other comprehensive loss	(10)	—	(10)

Ending balance: June 30, 2015	$(82)	$50	$(32)

Beginning balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	194	—	194

Ending balance: June 30, 2014	$(16)	$22	$6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2014 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2014 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets increased $126.5 million to $1.55 billion at June 30, 2015, from $1.43 billion at December 31, 2014. The increase was primarily the result of a $112.9 million, or 9.6%, increase in net loans, a $10.2 million, or 7.3% increase in investment securities, and a $5.4 million, or 22.6% increase in bank owned life insurance. These increases were partially offset by a $4.3 million, or 8.2%, decrease in cash and cash equivalents.

Loans. Our plan to prudently increase our loan portfolios is working as we experienced solid growth in our residential real estate loans, commercial real estate loans, construction loans and home equity lines of credit during the six months ending June 30, 2015. Net loans increased by $112.9 million to $1.29 billion at June 30, 2015 from $1.18 billion at December 31, 2014. The increase in net loans was primarily due to increases of $71.6 million, or 15.9%, in residential one-to-four family loans, $28.8 million, or 7.3%, in commercial real estate loans, $12.3 million, or 39.2%, in construction loans and $11.2 million, or 8.5%, in home equity lines of credit. We expect the balance of our indirect auto loan portfolio to decline as we have temporarily suspended new originations due to current market conditions.

Investment Securities. Total investment securities increased $10.2 million, to $150.8 million at June 30, 2015, from $140.6 million at December 31, 2014. This increase was driven by purchases of mortgage-backed securities classified as held to maturity.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.3 million, or 8.2%, to $47.5 million at June 30, 2015, from $51.8 million at December 31, 2014.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2015, our investment in bank-owned life insurance was $29.3 million, an increase of $5.4 million from $23.9 million at December 31, 2014. This increase was driven by $5 million of additional policies purchased in May 2015.

Deposits. Deposits increased $165.2 million, or 16.8%, to $1.15 billion at June 30, 2015 from $984.6 million at December 31, 2014. The increase in deposits was due to an increase of $103.1 million, or 20.8%, in savings accounts, an increase of $38.2 million, or 52.2% in interest bearing checking accounts and an increase of $34.4 million, or 15.2%, in certificates of deposit, partially offset by a decrease of $10.3 million, or 5.7%, in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $130.8 million, or 17.2%. Deposit growth was driven by our expanding municipal banking program as well as the continued success of our targeted strategy for the legal profession. Existing relationships as well as new business penetration in both categories have created strong increases in municipal and IOLTA deposits.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$168,919	14.69%	$179,205	18.20%
Interest-bearing checking accounts	111,520	9.70	73,285	7.44
Savings accounts	599,750	52.16	496,686	50.45
Money market deposits	8,955	0.78	9,173	0.93

Total transaction accounts	889,144	77.33	758,349	77.02

Term certificates less than $100,000	164,516	14.31	140,469	14.27
Term certificates $100,000 or more	96,097	8.36	85,744	8.71

Total certificate accounts	260,613	22.67	226,213	22.98

Total deposits	$1,149,757	100.00%	$984,562	100.00%

Borrowings. At June 30, 2015, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements,” and other borrowed funds consisting of the balance of loans that were sold with recourse to another financial institution in March of 2006 that are accounted for as secured borrowings. As of June 30, 2015, the principal balance of these loans sold with recourse amounted to $1.0 million. We have not incurred any losses related to the loans sold with recourse.

Total borrowings decreased $43.0 million, or 14.9%, to $244.6 million at June 30, 2015, from $287.6 million at December 31, 2014. Advances from the Federal Home Loan Bank of Boston drove this decrease as such advances decreased $44.0 million to $241.1 million at June 30, 2015, from $285.1 million at December 31, 2014.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 2015	December 31, 2014
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$118,100	$103,100
Other borrowed funds	1,044	1,067

	119,144	104,167

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	123,000	182,000
Repurchase agreements	2,460	1,392

	125,460	183,392

Total borrowed funds	$244,604	$287,559

Stockholders’ Equity. Total stockholders’ equity increased $4.1 million, or 3.0%, to $141.2 million at June 30, 2015 from $137.0 million as of December 31, 2014. This increase is primarily the result of earnings of $3.0 million and a $1.1 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30, 2015	At December 31, 2014
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$2,659	$2,662
Commercial real estate	—	—
Construction loans	—	—
Home equity	92	96
Commercial loans	—	—
Consumer loans:
Indirect auto loans	22	12
Other consumer loans	—	—

Total non-accrual loans	$2,773	$2,770

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Residential one-to-four family	$—	$—
Commercial real estate	—	—
Construction loans	—	—
Home equity	—	—
Commercial loans	—	—
Consumer loans:
Indirect auto loans	—	—
Other consumer loans	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	2,773	2,770

Other real estate owned	—	—
Repossessed automobiles	48	48

Total non-performing assets (NPAs)	$2,821	$2,818

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,551	$1,551
Troubled debt restructures not included in NPAs	7,536	7,675

Total troubled debt restructures	$9,087	$9,226

Ratios:
Non-performing loans to total loans	0.21%	0.23%
Non-performing assets to total assets	0.18%	0.20%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2015, there were no loans on non-accrual that were determined to not be impaired.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At June 30, 2015, we had $9.1 million of troubled debt restructurings related to ten loans as compared to $9.2 million of troubled debt restructurings related to ten loans at December 31, 2014. The balance decreased slightly due to paydowns on performing TDRs.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 was $1.6 million, compared to net income of $1.0 million for the three months ended June 30, 2014. The improvement in operating results of $562,000, or 54.0%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, resulted from an increase in net interest and dividend income after the provision for loan losses of $1.4 million, partially offset by an increase in noninterest expense of $482,000 and an increase in income tax expense of $405,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 18.6% to $9.0 million for the three months ended June 30, 2015, compared to $7.6 million for the three months ended June 30, 2014. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $12.4 million, or 4.7%, to $276.4 million for the three months ended June 30, 2015, from $264.0 million for the three months ended June 30, 2014. Partially offsetting this was a decrease in the net interest margin of 16 basis points, from 2.63% during the three months ended June 30, 2014 to 2.47% during the three months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 24.1%, to $11.5 million for the three months ended June 30, 2015, from $9.3 million for the three months ended June 30, 2014. The increase in interest and dividend income was primarily due to a $2.3 million increase in interest and fees on loans. The increase in interest and fees on loans resulted from an increase in the average balance of loans of $309.8 million to $1.27 billion for the three months ended June 30, 2015, from $958.9 million for the three months ended June 30, 2014, partially offset by a 13 basis point decrease in the average yield on loans to 3.38% from 3.51%. The decrease in average yield on loans was primarily due to lower interest rates on originated and purchased loans during the period and prepayments.

Interest Expense. Interest expense increased $817,000 to $2.5 million for the three months ended June 30, 2015, from $1.7 million for the three months ended June 30, 2014. The increase resulted from a $287.7 million, or 32.4%, increase in the average balance of interest-bearing liabilities as well as a 9 basis point increase in the cost of interest-bearing liabilities to 0.84% from 0.75%.

Interest expense on interest-bearing deposits increased by $553,000 to $1.9 million for the three months ended June 30, 2015, from $1.4 million for the three months ended June 30, 2014. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $337,000 and $160,000, respectively. The increase in interest expense on CDs of $337,000 from $661,000 to $998,000, was driven by an increase in the average balance of $87 million. The increase in interest expense on savings accounts of $160,000 from $708,000 to $868,000, was driven by an increase in the average balance of $103.6 million.

Interest expense on total borrowings increased $264,000 to $535,000 for the three months ended June 30, 2015, from $271,000 for the three months ended June 30, 2014. This increase was primarily due to an increase in the average balance of FHLB advances of $56.7 million, or 30.4%, to $243.3 million for the three months ended June 30, 2015, from $186.6 million for the three months ended June 30, 2014, and an increase in the average cost of FHLB advances of 30 basis points to 0.87% for the three months ended June 30, 2015, from 0.57% for the three months ended June 30, 2014, as we have lengthened the duration of these advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $365,000 for the three months ended June 30, 2015, compared to $307,000 for the three months ended June 30, 2014. The allowance for loan losses was $9.5 million, or 0.74% of total loans, at June 30, 2015, compared to $8.9 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income increased by $89,000 to $948,000 for the three months ended June 30, 2015, from $859,000 for the three months ended June 30, 2014. This increase was primarily driven by an increase in net gain on sales of loans of $130,000 and an increase in income from bank owned life insurance of $101,000. This increase was partially offset by a decrease in loan servicing fee income of $60,000.

Noninterest Expense. Noninterest expense increased $482,000, or 7.4%, to $7.0 million for the three months ended June 30, 2015, from $6.5 million for the three months ended June 30, 2014. This increase was driven by an increase in salaries and employee benefits of $351,000.

Income Tax Expense. We recorded income tax expense of $1.0 million for the three months ended June 30, 2015, compared to income tax expense of $614,000 for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 38.9% compared to 37.1% for the three months ended June 30, 2014. The increase in effective tax rate was primarily the result of changes to the charitable contribution valuation allowance that occurred during the three months ended June 30, 2014.

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

	For the Three Months Ended June 30,
	(unaudited)
	2015			2014
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,268,728	$10,679	3.38%	$958,894	$8,402	3.51%
Securities	144,385	738	2.05%	146,313	804	2.20%
Other	40,170	22	0.22%	47,927	29	0.24%

Total interest-earning assets (5)	1,453,283	$11,439	3.15%	1,153,134	9,235	3.21%
Non-interest-earning assets	48,905			31,348

Total assets	$1,502,188			$1,184,482

Interest-bearing liabilities:
Savings accounts	$578,729	$868	0.60%	$475,121	708	0.60%
Checking accounts	85,510	73	0.34%	43,836	17	0.16%
Money market accounts	9,027	2	0.09%	10,208	2	0.08%
Certificates of deposit	257,057	998	1.56%	170,248	661	1.56%

Total interest-bearing deposits	930,323	1,941	0.84%	699,413	1,388	0.80%
Federal Home Loan Bank advances	243,320	527	0.87%	186,584	263	0.57%
Securities sold under agreements to repurchase	2,157	1	0.19%	2,032	1	0.20%
Other borrowed funds	1,051	7	2.67%	1,097	7	2.56%

Total interest-bearing liabilities	1,176,851	$2,476	0.84%	889,126	1,659	0.75%
Non-interest-bearing liabilities	184,686			162,273

Total liabilities	1,361,537			1,051,399
Stockholders’ Equity	140,651			133,083

Total liabilities and stockholders’ equity	$1,502,188			$1,184,482

Net interest income		$8,963			$7,576

Net interest rate spread (2)			2.31%			2.46%
Net interest-earning assets (3)	$276,432			$264,008

Net interest margin (4)			2.47%			2.63%
Average interest-earning assets to interest-bearing liabilities			123.49%			129.69%

(1)	Yields and rates for the three-month periods ended June 30, 2015 and 2014 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $64,000 and $33,000 for the three months ended June 30, 2015 and 2014, respectively, are not included.

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

	Three Months Ended June 30,
	2015 vs. 2014 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$2,620	$(343)	$2,277
Securities	(10)	(56)	(66)
Other	(4)	(3)	(7)

Total interest-earning assets (1)	$2,606	$(402)	$2,204

Expense on interest-bearing liabilities:
Savings accounts	$156	$4	$160
Checking accounts	25	31	56
Money market accounts	—	—	—
Certificates of deposit	337	—	337

Total interest-bearing deposits	518	35	553

Federal Home Loan Bank advances	95	169	264
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	—	—

Total interest-bearing liabilities	613	204	817

Change in net interest income	$1,993	$(606)	$1,387

(1)	Does not include dividends on FHLB stock of $64,000 and $33,000 for the three months ended June 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income for the six months ended June 30, 2015 was $3.0 million, compared to net income of $1.7 million for the six months ended June 30, 2014. The improvement in operating results of $1.3 million, or 73.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, resulted from an increase in net interest and dividend income after the provision for loan losses of $2.8 million, partially offset by an increase in noninterest expense of $748,000 and an increase in income tax expense of $968,000.

Net Interest and Dividend Income. Net interest and dividend income increased $2.9 million, or 19.1% to $17.8 million for the six months ended June 30, 2015, compared to $14.9 million for the six months ended June 30, 2014. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $17.0 million, or 6.6%, to $275.0 million for the six months ended June 30, 2015, from $258.0 million for the six months ended June 30, 2014. Partially offsetting this was a decrease in the net interest margin of 20 basis points, from 2.70% during the six months ended June 30, 2014 to 2.50% during the six months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $4.5 million, or 25.2%, to $22.6 million for the six months ended June 30, 2015, from $18.0 million for the six months ended June 30, 2014. The increase in interest and dividend income was primarily due to a $4.6 million increase in interest and fees on loans. The increase in interest and fees on loans resulted from an increase in the average balance of loans of $319.7 million to $1.24 billion for the six months ended June 30, 2015, from $921.0 million for the six months ended June 30, 2014, partially offset by a 17 basis point decrease in the average yield on loans to 3.40% from 3.57%. The decrease in average yield on loans was primarily due to lower interest rates on originated and purchased loans during the period and prepayments.

Interest Expense. Interest expense increased $1.7 million to $4.8 million for the six months ended June 30, 2015, from $3.1 million for the six months ended June 30, 2014. The increase resulted from a $297.6 million, or 34.9%, increase in the average balance of total interest-bearing liabilities as well as an 11 basis point increase in the cost of interest-bearing liabilities to 0.84% from 0.73%.

Interest expense on interest-bearing deposits increased by $1.1 million to $3.7 million for the six months ended June 30, 2015, from $2.6 million for the six months ended June 30, 2014. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $716,000 and $308,000, respectively. The increase in interest expense on CDs of $716,000 from $1.2 million to $1.9 million, was driven by an increase in the average balance of $83.4 million. The increase in interest expense on savings accounts of $308,000 from $1.3 million to $1.6 million, was driven by an increase in the average balance of $79.3 million.

Interest expense on total borrowings increased $542,000 to $1.1 million for the six months ended June 30, 2015, from $531,000 for the six months ended June 30, 2014. This increase was primarily due to an increase in the average balance of FHLB advances of $90.9 million, or 50.7%, to $270.2 million for the six months ended June 30, 2015, from $179.3 million for the six months ended June 30, 2014, and an increase in the average cost of FHLB advances of 21 basis points to 0.79% for the six months ended June 30, 2015, from 0.58% for the six months ended June 30, 2014, as we have lengthened the duration of these advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $704,000 for the six months ended June 30, 2015, compared to $696,000 for the six months ended June 30, 2014. The allowance for loan losses was $9.5 million, or 0.74% of total loans, at June 30, 2015, compared to $8.9 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income increased by $123,000 to $1.7 million for the six months ended June 30, 2015, from $1.6 million for the six months ended June 30, 2014. This increase was primarily driven by an increase in income from bank owned life insurance of $190,000 and an increase in net gain on sales of loans of $107,000. This increase was partially offset by a decrease in loan servicing fee income of $115,000.

Noninterest Expense. Noninterest expense increased $748,000, or 5.7%, to $13.9 million for the six months ended June 30, 2015, from $13.2 million for the six months ended June 30, 2014. This increase was primarily driven by an increase in salaries and employee benefits of $572,000.

Income Tax Expense. We recorded income tax expense of $1.9 million for the six months ended June 30, 2015, compared to income tax expense of $918,000 for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 38.8% compared to 34.8% for the six months ended June 30, 2014. The increase in effective tax rate was primarily the result of a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability combined with changes to the charitable contribution valuation allowance that occurred during the six months ended June 30, 2014.

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

	For the Six Months Ended June 30,
	(unaudited)
	2015			2014
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,240,762	$20,911	3.40%	$921,029	$16,295	3.57%
Securities	142,565	1,479	2.09%	144,692	1,610	2.24%
Other	41,374	44	0.21%	44,313	50	0.23%

Total interest-earning assets (5)	1,424,701	$22,434	3.18%	1,110,034	17,955	3.26%
Non-interest-earning assets	47,976			30,423

Total assets	$1,472,677			$1,140,457

Interest-bearing liabilities:
Savings accounts	$539,989	$1,637	0.61%	$460,726	1,329	0.58%
Checking accounts	81,895	142	0.35%	36,344	25	0.14%
Money market accounts	9,180	3	0.07%	10,293	4	0.08%
Certificates of deposit	245,519	1,914	1.57%	162,110	1,198	1.49%

Total interest-bearing deposits	876,583	3,696	0.85%	669,473	2,556	0.77%
Federal Home Loan Bank advances	270,172	1,058	0.79%	179,260	514	0.58%
Securities sold under agreements to repurchase	1,867	1	0.11%	2,208	2	0.18%
Other borrowed funds	1,056	14	2.67%	1,103	15	2.74%

Total interest-bearing liabilities	1,149,678	$4,769	0.84%	852,044	3,087	0.73%
Non-interest-bearing liabilities	183,416			156,123

Total liabilities	1,333,094			1,008,167
Stockholders’ Equity	139,583			132,290

Total liabilities and stockholders’ equity	$1,472,677			$1,140,457

Net interest income		$17,665			$14,868

Net interest rate spread (2)			2.34%			2.53%
Net interest-earning assets (3)	$275,023			$257,990

Net interest margin (4)			2.50%			2.70%
Average interest-earning assets to interest-bearing liabilities			123.92%			130.28%

(1)	Yields and rates for the six-month periods ended June 30, 2015 and 2014 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $122,000 and $62,000 for the six months ended June 30, 2015 and 2014, respectively, are not included.

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

	Six Months Ended June 30,
	2015 vs. 2014 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$5,421	$(805)	$4,616
Securities	(23)	(108)	(131)
Other	(3)	(3)	(6)

Total interest-earning assets (1)	$5,395	$(916)	$4,479

Expense on interest-bearing liabilities:
Savings accounts	$239	$69	$308
Checking accounts	53	64	117
Money market accounts	—	(1)	(1)
Certificates of deposit	647	69	716

Total interest-bearing deposits	939	201	1,140

Federal Home Loan Bank advances	316	228	544
Securities sold under agreements to repurchase	—	(1)	(1)
Other borrowed funds	(1)	—	(1)

Total interest-bearing liabilities	1,254	428	1,682

Change in net interest income	$4,141	$(1,344)	$2,797

(1)	Does not include dividends on FHLB stock of $122,000 and $62,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2015 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-14.1%
+200	-5.6%
- 100	-0.6%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.6% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.6% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2015 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 13.1% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 10.3% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2015 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $47.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2015, we had $122.6 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $250.8 million in unused lines of credit to borrowers and $8.6 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2015 totaled $58.2 million, or 5.1%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2015.

Our primary investing activity is originating loans. During the six months ended June 30, 2015 and the year ended December 31, 2014, we originated $337.8 million and $676.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $165.2 million and $219.8 million for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the levels of brokered deposits were $114.9 million and $88.6 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2015, we had $241.1 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $205.7 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of June 30, 2015, our contractual obligations have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2015.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $141.2 million at June 30, 2015 from $137.0 million at December 31, 2014. This increase is primarily the result of earnings of $3.0 million and a $1.1 million increase in additional paid-in capital related to stock-based compensation.

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

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2015. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	—	—	500,000
June 1 - June 30	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On June 22, 2013, the Company’s Board of Directors authorized a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 5, 2015	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2015	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)