Form 10-Q
period 2015-09-30
BSB Bancorp, Inc.
filed 2015-11-06
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,087,988 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2015.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$2,196	$2,275
Interest-bearing deposits in other banks	40,404	49,492

Cash and cash equivalents	42,600	51,767
Interest-bearing time deposits with other banks	131	131
Investments in available-for-sale securities	22,025	22,079
Investments in held-to-maturity securities (fair value of $136,408 as of September 30, 2015 (unaudited) and $119,447 as of December 31, 2014)	135,328	118,528
Federal Home Loan Bank stock, at cost	16,774	13,712
Loans, net of allowance for loan losses of $10,390 as of September 30, 2015 (unaudited) and $8,881 as of December 31, 2014	1,427,660	1,179,399
Premises and equipment, net	2,714	3,066
Accrued interest receivable	3,608	2,977
Deferred tax asset, net	6,390	5,642
Income taxes receivable	1	321
Bank-owned life insurance	29,529	23,888
Other real estate owned	1,513	—
Other assets	4,132	4,040

Total assets	$1,692,405	$1,425,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$176,311	$179,205
Interest-bearing	1,032,260	805,357

Total deposits	1,208,571	984,562
Federal Home Loan Bank advances	319,600	285,100
Securities sold under agreements to repurchase	2,386	1,392
Other borrowed funds	1,032	1,067
Accrued interest payable	1,025	961
Deferred compensation liability	6,175	5,751
Other liabilities	10,045	9,707

Total liabilities	1,548,834	1,288,540

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,086,488 and 9,067,792 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	91	91
Additional paid-in capital	89,030	87,428
Retained earnings	58,448	53,603
Accumulated other comprehensive loss	(22)	(22)
Unearned compensation - ESOP	(3,976)	(4,090)

Total stockholders’ equity	143,571	137,010

Total liabilities and stockholders’ equity	$1,692,405	$1,425,550

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$11,459	$9,235	$32,368	$25,529
Interest on taxable debt securities	764	749	2,242	2,359
Dividends	123	38	245	100
Other interest income	15	14	59	64

Total interest and dividend income	12,361	10,036	34,914	28,052

Interest expense:
Interest on deposits	1,989	1,575	5,686	4,131
Interest on Federal Home Loan Bank advances	567	313	1,624	827
Interest on securities sold under agreements to repurchase	1	1	2	2
Interest on other borrowed funds	7	7	21	23

Total interest expense	2,564	1,896	7,333	4,983

Net interest and dividend income	9,797	8,140	27,581	23,069
Provision for loan losses	727	292	1,430	988

Net interest and dividend income after provision for loan losses	9,070	7,848	26,151	22,081

Noninterest income:
Customer service fees	253	221	668	664
Income from bank-owned life insurance	247	152	636	352
Net gain on sales of loans	47	104	379	328
Loan servicing fee income	159	217	462	636
Net (loss) gain on investments held in rabbi trust	(74)	(31)	(44)	31
Other income	61	129	295	363

Total noninterest income	693	792	2,396	2,374

Noninterest expense:
Salaries and employee benefits	4,357	4,313	13,078	12,462
Director compensation	151	173	643	706
Occupancy expense	262	259	819	804
Equipment expense	138	144	422	455
Deposit insurance	236	191	687	554
Data processing	789	751	2,316	2,228
Professional fees	155	184	544	583
Marketing	190	228	708	742
Other expense	451	413	1,433	1,297

Total noninterest expense	6,729	6,656	20,650	19,831

Income before income tax expense	3,034	1,984	7,897	4,624
Income tax expense	1,166	782	3,052	1,700

Net income	$1,868	$1,202	$4,845	$2,924

Earnings per share
Basic	$0.22	$0.14	$0.56	$0.34
Diluted	$0.21	$0.14	$0.55	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income	$1,868	$1,202	$4,845	$2,924
Other comprehensive income, before tax:
Change in fair value of securities available for sale	18	56	—	379

Other comprehensive income, before tax	18	56	—	379

Income tax expense related to items of other comprehensive income	(7)	(20)	—	(149)

Other comprehensive income, net of tax	11	36	—	230

Comprehensive income	$1,879	$1,238	$4,845	$3,154

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation -	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	2,924	—	—	2,924
Other comprehensive income	—	—	—	—	230	—	230
Release of ESOP stock	—	—	81	—	—	114	195
Stock based compensation-restricted stock awards	—	—	685	—	—	—	685
Stock based compensation-stock options	—	—	642	—	—	—	642
Tax benefit from stock based compensation	—	—	13	—	—	—	13
Restricted stock grants	4,000	—	—	—	—	—	—
Stock option exercises	3,518	—	22	—	—	—	22

Balance at September 30, 2014	9,063,326	$91	$86,892	$52,236	$42	$(4,129)	$135,132

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	4,845	—	—	4,845
Other comprehensive income	—	—	—	—	—	—	—
Release of ESOP stock	—	—	121	—	—	114	235
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	589	—	—	—	589
Tax benefit from stock based compensation	—	—	54	—	—	—	54
Stock option exercises	18,696	—	190	—	—	—	190

Balance at September 30, 2015	9,086,488	$91	$89,030	$58,448	$(22)	$(3,976)	$143,571

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,845	$2,924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	539	462
Gain on sales of loans, net	(379)	(328)
Loans originated for sale	(11,733)	(14,922)
Proceeds from sales of loans	22,228	24,713
Provision for loan losses	1,430	988
Change in net unamortized mortgage premiums	(1,298)	(855)
Change in net deferred loan costs	213	(1,083)
ESOP expense	235	195
Stock based compensation expense	1,237	1,327
Excess tax benefit from stock based compensation	(54)	(13)
Depreciation and amortization expense	564	575
Write off of premises and equipment	6	3
Deferred income tax benefit	(694)	(453)
Increase in bank-owned life insurance	(636)	(352)
Net change in:
Accrued interest receivable	(631)	(574)
Other assets	(92)	(115)
Income taxes receivable	320	(151)
Income taxes payable	—	(178)
Accrued interest payable	64	239
Deferred compensation liability	424	360
Other liabilities	(279)	(720)

Net cash provided by operating activities	16,309	12,042

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	119
Purchases of interest-bearing time deposits with other banks	—	(131)
Proceeds from maturities, payments, and calls of held-to-maturity securities	15,659	15,904
Purchases of held-to-maturity securities	(32,944)	(18,218)
Redemption of Federal Home Loan Bank stock	—	405
Purchases of Federal Home Loan Bank stock	(3,062)	(5,805)
Recoveries of loans previously charged off	252	20
Loan originations and principal collections, net	(48,339)	(139,389)
Purchases of loans	(212,148)	(123,803)
Capital expenditures	(218)	(410)
Premiums paid on bank-owned life insurance	(5,005)	(10,005)

Net cash used in investing activities	(285,805)	(281,313)

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	192,488	113,724
Net increase in time deposits	31,521	54,106
Net proceeds from long-term Federal Home Loan Bank borrowings	27,500	9,000
Net change in short-term advances	7,000	100,000
Net increase (decrease) in securities sold under agreement to repurchase	994	(669)
Repayment of principal on other borrowed funds	(35)	(35)
Net increase in mortgagors’ escrow accounts	617	560
Net proceeds from exercise of stock options	190	22
Excess tax benefit from stock based compensation	54	13

Net cash provided by financing activities	260,329	276,721

Net (decrease) increase in cash and cash equivalents	(9,167)	7,450
Cash and cash equivalents at beginning of period	51,767	38,035

Cash and cash equivalents at end of period	$42,600	$45,485

Supplemental disclosures:
Interest paid	$7,269	$4,744
Income taxes paid	3,426	2,482
Transfer of loans held for investment to loans held for sale	10,116	9,564
Transfer of loans to other real estate owned	1,513	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU defer the effective date of ASU 2014-09 for all entities by one year. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,145	$77	$(197)	$22,025	$22,199	$86	$(206)	$22,079

	$22,145	$77	$(197)	$22,025	$22,199	$86	$(206)	$22,079

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$117,739	$1,101	$(154)	$118,686	$100,977	$1,019	$(227)	$101,769
Corporate debt securities	17,589	163	(30)	17,722	17,551	164	(37)	17,678

	$135,328	$1,264	$(184)	$136,408	$118,528	$1,183	$(264)	$119,447

The amortized cost basis and estimated fair value of debt securities by contractual maturity at September 30, 2015 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$15	$16
Due after one year through five years	12,794	12,856	7,236	7,293
Due after five years through ten years	9,351	9,169	56,775	57,177
Due after ten years	—	—	71,302	71,922

	$22,145	$22,025	$135,328	$136,408

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

	Less than 12 Months		12 Months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2015 (unaudited):
Available-for-sale
Corporate debt securities	$4,822	$(1)	$4,154	$(196)
Held-to-maturity
Corporate debt securities	4,722	(30)	—	—
U.S. government sponsored mortgage-backed securities	15,271	(71)	5,824	(83)

Total temporarily impaired securities	$24,815	$(102)	$9,978	$(279)

December 31, 2014:
Available-for-sale
Corporate debt securities	$—	$—	$4,185	$(206)
Held-to-maturity
Corporate debt securities	4,691	(37)	—	—
U.S. government sponsored mortgage-backed securities	10,974	(34)	15,637	(193)

Total temporarily impaired securities	$15,665	$(71)	$19,822	$(399)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2015 (unaudited), 19 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2015 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 19 debt securities with aggregate depreciation of 1.08% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

At December 31, 2014, twenty one debt securities had unrealized losses with aggregate depreciation of 1.31% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds securities in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These Rabbi Trust investments are included in other assets and consist primarily of cash and cash equivalents and actively traded mutual funds, and are recorded at fair value. The fair value of these Rabbi Trust investments at September 30, 2015 (unaudited) and December 31, 2014 was $2.35 million and $2.34 million, respectively. For the three and nine month periods ending September 30, 2015, the net loss on Rabbi Trust investments still held at the reporting date was $74,000 and $31,000, respectively. For the three and nine months periods ending September 30, 2014, the net loss and net gain on Rabbi Trust investments still held at the reporting date was $(44,000) and $31,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2015 or during fiscal year 2014.

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

Indirect auto loans – Loans in this segment are secured installment loans that were originated through a network of select regional automobile dealerships. The Company’s interest in the vehicle is secured with a recorded lien on the state title of each automobile. Collections are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged in the event of repossession. Repayment is primarily dependent on the credit worthiness and the cash flow of the individual borrower and secondarily, liquidation of the collateral.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2015 (unaudited) and December 31, 2014, the Company had unallocated reserves of $200,000 and $171,000, respectively.

Loans consisted of the following (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$635,393	44.45%	$450,572	38.16%
Commercial real estate loans (1)	425,314	29.75	395,178	33.47
Home equity	151,168	10.58	131,628	11.15
Construction loans	63,133	4.42	31,389	2.66

Total mortgage loans	1,275,008	89.20	1,008,767	85.44

Commercial loans	37,440	2.62	39,161	3.32
Consumer loans:
Indirect auto loans	116,439	8.15	131,961	11.17
Other consumer loans	461	0.03	774	0.07

	154,340	10.80	171,896	14.56

Total loans	1,429,348	100.00%	1,180,663	100.00%

Net deferred loan costs	4,855		5,068
Net unamortized mortgage premiums	3,847		2,549
Allowance for loan losses	(10,390)		(8,881)

Total loans, net	$1,427,660		$1,179,399

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2015 and 2014 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2015 (unaudited) and December 31, 2014. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,740	$627	$(64)	$—	$3,303
Commercial real estate	4,122	14	—	—	4,136
Construction	585	248	—	—	833
Commercial	355	44	—	24	423
Home equity	827	(196)	—	199	830
Indirect auto	713	(27)	(39)	5	652
Other consumer	12	—	(3)	4	13
Unallocated	183	17	—	—	200

Total	$9,537	$727	$(106)	$232	$10,390

	Three Months Ended September 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,249	$(92)	$(375)	$—	$1,782
Commercial real estate	3,958	193	—	—	4,151
Construction	187	7	—	—	194
Commercial	513	—	—	—	513
Home equity	706	197	(199)	—	704
Indirect auto	824	(21)	(12)	5	796
Other consumer	19	3	(9)	3	16
Unallocated	158	5	—	—	163

Total	$8,614	$292	$(595)	$8	$8,319

	Nine Months Ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,364	$1,003	$(64)	$—	$3,303
Commercial real estate	4,043	93	—	—	4,136
Construction	228	605	—	—	833
Commercial	458	(59)	—	24	423
Home equity	828	(197)	—	199	830
Indirect auto	778	(52)	(98)	24	652
Other consumer	11	8	(11)	5	13
Unallocated	171	29	—	—	200

Total	$8,881	$1,430	$(173)	$252	$10,390

	Nine Months Ended September 30, 2014
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,189	$(32)	$(375)	$—	$1,782
Commercial real estate	3,621	530	—	—	4,151
Construction	134	60	—	—	194
Commercial	419	98	(4)	—	513
Home equity	681	222	(199)	—	704
Indirect auto	749	82	(44)	9	796
Other consumer	26	4	(25)	11	16
Unallocated	139	24	—	—	163

Total	$7,958	$988	$(647)	$20	$8,319

	September 30, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,303	$211	$631,090	$3,092	$635,393	$3,303
Commercial real estate	3,726	5	421,588	4,131	425,314	4,136
Construction	—	—	63,133	833	63,133	833
Commercial	—	—	37,440	423	37,440	423
Home equity	291	—	150,877	830	151,168	830
Indirect auto	15	—	116,424	652	116,439	652
Other consumer	—	—	461	13	461	13
Unallocated	—	—	—	200	—	200

Total	$8,335	$216	$1,421,013	$10,174	$1,429,348	$10,390

	December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$6,256	$188	$444,316	$2,176	$450,572	$2,364
Commercial real estate	3,882	5	391,296	4,038	395,178	4,043
Construction	—	—	31,389	228	31,389	228
Commercial	—	—	39,161	458	39,161	458
Home equity	296	—	131,332	828	131,628	828
Indirect auto	12	—	131,949	778	131,961	778
Other consumer	—	—	774	11	774	11
Unallocated	—	—	—	171	—	171

Total	$10,446	$193	$1,170,217	$8,688	$1,180,663	$8,881

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2015 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,399	$1,412	$211
Commercial real estate	3,017	3,017	5

Totals	$4,416	$4,429	$216

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,904	$2,941	$—
Commercial real estate	709	709	—
Home equity	291	297	—
Indirect auto	15	15	—

Totals	$3,919	$3,962	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2014 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,186	$1,186	$188
Commercial real estate	3,060	3,060	5

Totals	$4,246	$4,246	$193

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$5,070	$5,229	$—
Commercial real estate	822	822	—
Home equity	296	298	—
Indirect auto	12	12	—

Totals	$6,200	$6,361	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2015		Three months ended September 30, 2014
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,248	$8	$1,344	$3
Commercial real estate	3,021	31	3,078	32

Totals	$4,269	$39	$4,422	$35

	Three months ended September 30, 2015		Three months ended September 30, 2014
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$4,206	$24	$3,532	$21
Commercial real estate	727	8	862	9
Home equity	291	2	431	2
Indirect auto	12	—	—	—

Totals	$5,236	$34	$4,825	$32

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,202	$25	$1,882	$110
Commercial real estate	3,036	93	3,092	84

Totals	$4,238	$118	$4,974	$194

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$4,764	$74	$3,265	$70
Commercial real estate	767	23	906	26
Home equity	293	6	387	7
Indirect auto	8	—	—	—

Totals	$5,832	$103	$4,558	$103

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2015 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$440	$—	$641	$1,081	$—	$1,144
Home equity	—	—	—	—	—	91
Other loans:
Indirect auto	336	113	15	464	—	15

Total	$776	$113	$656	$1,545	$—	$1,250

	December 31, 2014
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$230	$2,432	$2,662	$—	$2,662
Home equity	270	—	96	366	—	96
Other loans:
Indirect auto	463	45	12	520	—	12

Total	$733	$275	$2,540	$3,548	$—	$2,770

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

The following tables present the Company’s loans by risk rating at September 30, 2015 (unaudited and in thousands) and December 31, 2014 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2015
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$361	$1,870	$633,162	$635,393
Commercial real estate	419,831	758	4,725	—	425,314
Construction	63,133	—	—	—	63,133
Commercial	37,440	—	—	—	37,440
Home equity	—	—	890	150,278	151,168
Indirect auto	—	—	—	116,439	116,439
Other consumer	—	—	—	461	461

Total	$520,404	$1,119	$7,485	$900,340	$1,429,348

	December 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$1,134	$3,400	$446,038	$450,572
Commercial real estate	386,513	—	8,665	—	395,178
Construction	31,389	—	—	—	31,389
Commercial	39,159	2	—	—	39,161
Home equity	—	—	895	130,733	131,628
Indirect auto	—	—	—	131,961	131,961
Consumer	—	—	—	774	774

Total	$457,061	$1,136	$12,960	$709,506	$1,180,663

(A)	Residential real estate and home equity loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and nine months ended September 30, 2015, there was one loan modified and determined to be a TDR. During the three and nine months ended September 30, 2014, no new loans were modified and determined to be troubled debt restructurings, however, three loans that had already been determined to be TDRs were remodified. At September 30, 2015, the Company had $7.59 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
TDRs on Accrual Status	$7,085	$7,675
TDRs on Nonaccrual Status	503	1,551

Total TDRs	$7,588	$9,226

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$174	$174

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Three months ended September 30, 2015			Three months ended September 30, 2014
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$463	$507	—	$—	$—

Total	1	$463	$507	—	$—	$—

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	1	$463	$507	1	$1,700	$1,700
Home equity	—	—	—	1	200	200
Commercial real estate	—	—	—	1	882	882

Total	1	$463	$507	3	$2,782	$2,782

The three loans remodified during the nine months ended September 30, 2014 were TDRs that have been modified more than once. There was no financial impact due to these modifications.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

	Three months ended September 30, 2015	Three months ended September 30, 2014
	(unaudited)	(unaudited)
Interest only period	507	—

Total	$507	$—

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(unaudited)	(unaudited)
Extended Maturity	$—	$882
Interest only period	507	1,900

Total	$507	$2,782

The Company considers a TDR loan to have defaulted when it reaches 90 days past due. There were no TDRs that have been modified during the twelve months ending on September 30, 2015 which have subsequently defaulted during the three and nine month periods ending on September 30, 2015. There were two TDRs in the amount of $1.9 million that have been modified during the twelve months ending on September 30, 2014 which have subsequently defaulted during the nine month period ending on September 30, 2014. During the three months ended September 30, 2014, we recorded charge offs of $573,000 related to these two loans. The loans previously had specific allowances of $555,000.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $641,000 as of September 30, 2015. The carrying amount of foreclosed residential real estate property totaled $1.51 million as of September 30, 2015 and is recorded in other real estate owned in the consolidated balance sheets. There was no other real estate owned as of December 31, 2014.

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

At September 30, 2015 (unaudited) and December 31, 2014, residential loans previously sold and serviced by the Company were $66.57 million and $69.49 million, respectively. At September 30, 2015 (unaudited) and December 31, 2014, indirect auto loans previously sold and serviced by the Company were $66.65 million and $94.68 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company to repurchase any loan that becomes 90 days past due during the initial 120 months. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of September 30, 2015 (unaudited) and December 31, 2014, the principal balance of these loans sold with recourse amounted to $1.03 million and $1.07 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Balance at beginning of period	$475	$402	$476	$411
Capitalization	16	56	93	85
Amortization	(24)	(20)	(71)	(56)
Valuation allowance adjustment	13	15	(18)	13

Balance at end of period	$480	$453	$480	$453

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2015 (unaudited) and December 31, 2014 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2015 and December 31, 2014 was $2.39 million and $1.39 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at September 30, 2015 (unaudited) and December 31, 2014 was $1.03 million and $1.07 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2015 (unaudited) and December 31, 2014 relating to these plans was $1.95 million and $1.77 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2015 (unaudited) and December 31, 2014 relating to this plan was $647,000 and $648,000, respectively.

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (“Plan”). The purpose of the Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At September 30, 2015 (unaudited) and December 31, 2014, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2015 (unaudited) and December 31, 2014 relating to this plan was $1.21 million and $985,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $487,000 and $464,000 for the three months ended September 30, 2015 and 2014 (unaudited), respectively, and $1.41 million and $1.32 million for the nine months ended September 30, 2015 and 2014 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2015 and 2014 (unaudited) totaled $217,000 and $223,000, respectively, and $646,000 and $579,000 for the nine months ended September 30, 2015 and 2014 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of September 30, 2015 (unaudited) and December 31, 2014, the recorded liability relating to the Rabbi Trust was $2.35 million and $2.34 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan was to attract, retain, and motivate certain key employees and directors of the Company. Awards were calculated based on capital appreciation of the Bank and the Bank’s return on average assets, entitling the employee or director to a specific percentage of the Employee or Trustee Capital Appreciation Pool as outlined in the plan. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company did not recognize any expense in relation to the plan during the three and nine months ended September 30, 2015. The Company recognized $0 and $61,000 in relation to the plan during the three and nine months ended September 30, 2014 (unaudited), respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at September 30, 2015). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $79,000 and $67,000 for the three months ended September 30, 2015 and 2014 (unaudited), respectively, and $235,000 and $195,000 for the nine months ended September 30, 2015 and 2014 (unaudited), respectively.

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

September 30, 2015 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$6,040	$—	$6,040
FHLB borrowings	50,999	623,520	674,519
Federal Reserve Bank LOC	15,691	—	15,691

Total pledged assets	$72,730	$623,520	$696,250

December 31, 2014	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,830	$—	$3,830
FHLB borrowings	51,062	518,375	569,437
Federal Reserve Bank LOC	15,662	—	15,662

Total pledged assets	$70,554	$518,375	$588,929

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$1,868	$1,202	$4,845	$2,924
Undistributed earnings attributable to participating securities	(47)	(40)	(121)	(97)

Net income allocated to common stockholders	$1,821	$1,162	$4,724	$2,827

Weighted average shares outstanding, basic	8,468,527	8,358,592	8,453,768	8,352,936
Effect of dilutive shares	221,465	98,592	205,419	71,079

Weighted average shares outstanding, assuming dilution	8,689,992	8,457,184	8,659,187	8,424,015

Basic EPS	$0.22	$0.14	$0.56	$0.34
Effect of dilutive shares	(0.01)	—	(0.01)	—

Diluted EPS	$0.21	$0.14	$0.55	$0.34

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	23,242	33,760	17,500	5,604

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the nine months ended September 30, 2015 and 2014, the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Stock options	$203	$208	$589	$642
Restricted stock awards	224	224	648	685

Total stock based compensation expense	$427	$432	$1,237	$1,327

Related tax benefits recognized in earnings	$123	$123	$359	$388

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2015		As of December 31, 2014
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$1,651	2.32	$2,195	3.01
Restricted stock	1,755	2.20	2,313	2.94

Total	$3,406		$4,508

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2015 and December 31, 2014. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three and nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	(unaudited)
At September 30, 2015
Securities available-for-sale
Corporate debt securities	$—	$22,025	$—	$22,025
Trading securities
Rabbi trust investments	2,348	—	—	2,348

Totals	$2,348	$22,025	$—	$24,373

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,079	$—	$22,079
Trading securities
Rabbi trust investments	2,336	—	—	2,336

Totals	$2,336	$22,079	$—	$24,415

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at September 30, 2015 (unaudited) and December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$599

Totals	$—	$—	$599

	December 31, 2014
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$1,951

Totals	$—	$—	$1,951

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis during the reported periods include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses. Non financial assets also include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value.

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	September 30, 2015
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$480
Other real estate owned	—	—	1,513

Totals	$—	$—	$1,993

	December 31, 2014
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$476

Totals	$—	$—	$476

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, accrued interest, bank owned life insurance, securities sold under agreements to repurchase and mortgagors’ escrow accounts. The methodologies for other significant financial assets and financial liabilities are discussed below:

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

Other borrowed funds-This balance represents the balance of loans sold with recourse. Fair values are determined consistent with that of our loans.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$42,600	$42,600	$42,600	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	135,328	136,408	—	136,408	—
Federal Home Loan Bank stock	16,774	16,774	—	16,774	—
Loans, net	1,427,660	1,422,433	—	—	1,422,433
Accrued interest receivable	3,608	3,608	3,608	—	—
Bank owned life insurance	29,529	29,529	—	29,529	—

Financial liabilities:
Deposits	1,208,571	1,211,597	950,837	260,760	—
Federal Home Loan Bank advances	319,600	320,862	—	320,862	—
Securities sold under agreements to repurchase	2,386	2,386	—	2,386	—
Other borrowed funds	1,032	1,019	—	1,019	—
Accrued interest payable	1,025	1,025	1,025	—	—
Mortgagors’ escrow accounts	2,344	2,344	—	2,344	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,767	$51,767	$51,767	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	118,528	119,447	—	119,447	—
Federal Home Loan Bank stock	13,712	13,712	—	13,712	—
Loans, net	1,179,399	1,170,663	—	—	1,170,663
Accrued interest receivable	2,977	2,977	2,977	—	—
Bank owned life insurance	23,888	23,888	—	23,888	—

Financial liabilities:
Deposits	984,562	987,353	758,349	229,004	—
Federal Home Loan Bank advances	285,100	285,266	—	285,266	—
Securities sold under agreements to repurchase	1,392	1,392	—	1,392	—
Other borrowed funds	1,067	1,056	—	1,056	—
Accrued interest payable	961	961	961	—	—
Mortgagors’ escrow accounts	1,726	1,726	—	1,726	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

	Three months ended September 30, 2015 (unaudited and in thousands)			Three months ended September 30, 2014 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$18	$(7)	$11	$56	$(20)	$36

Total securities available-for-sale	18	(7)	11	56	(20)	36

Other comprehensive income	$18	$(7)	$11	$56	$(20)	$36

	Nine months ended September 30, 2015 (unaudited and in thousands)			Nine months ended September 30, 2014 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in unrealized gain/loss during the period	$—	$—	$—	$379	$(149)	$230

Total securities available-for-sale	—	—	—	379	(149)	230

Other comprehensive income	$—	$—	$—	$379	$(149)	$230

Information on the Company’s accumulated other comprehensive (loss) income, net of tax is comprised of the following components as of the periods indicated (unaudited and in thousands):

	Net unrealized (loss) gain on securities available for sale	Unrecognized actuarial gain on defined benefit pension plan	Accumulated other comprehensive (loss) income
Beginning balance: January 1, 2015	$(72)	$50	$(22)
Other comprehensive income	—	—	—

Ending balance: September 30, 2015	$(72)	$50	$(22)

Beginning balance: January 1, 2014	$(210)	$22	$(188)
Other comprehensive income	230	—	230

Ending balance: September 30, 2014	$20	$22	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets increased $266.86 million to $1.69 billion at September 30, 2015, from $1.43 billion at December 31, 2014. The increase was primarily the result of a $248.26 million, or 21.0%, increase in net loans, a $16.75 million, or 11.9% increase in investment securities, and a $5.64 million, or 23.6% increase in bank owned life insurance. These increases were partially offset by a $9.17 million, or 17.7%, decrease in cash and cash equivalents.

Loans. Our plan to prudently increase our loan portfolios is working as we experienced solid growth in our residential real estate loans, construction loans, commercial real estate loans and home equity lines of credit during the nine months ending September 30, 2015. Net loans increased by $248.26 million, or 21.0%, to $1.43 billion at September 30, 2015 from $1.18 billion at December 31, 2014. The increase in net loans was primarily due to increases of $184.82 million, or 41.0%, in residential one-to-four family loans, $31.74 million, or 101.1%, in construction loans, $30.14 million, or 7.6%, in commercial real estate loans and $19.54 million, or 14.8%, in home equity lines of credit. Partially offsetting these increases was a decrease in indirect auto loans of $15.52 million, or 11.8%, as we have suspended new originations due to current market conditions.

Investment Securities. Total investment securities increased $16.75 million, to $157.35 million at September 30, 2015, from $140.61 million at December 31, 2014. This increase was driven by purchases of mortgage-backed securities classified as held to maturity.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $9.17 million, or 17.7%, to $42.60 million at September 30, 2015, from $51.77 million at December 31, 2014.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2015, our investment in bank-owned life insurance was $29.53 million, an increase of $5.64 million from $23.89 million at December 31, 2014. This increase was driven by $5 million of additional policies purchased in May 2015.

Deposits. Deposits increased $224.01 million, or 22.8%, to $1.21 billion at September 30, 2015 from $984.56 million at December 31, 2014. The increase in deposits was due to an increase of $147.56 million, or 29.7%, in savings accounts, an increase of $48.52 million, or 66.2% in interest bearing checking accounts and an increase of $31.52 million, or 13.9%, in certificates of deposit, partially offset by a decrease of $2.89 million, or 1.6%, in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $192.49 million, or 25.4%. Deposit growth has been steady and we are pleased with the ongoing success of our municipal and business banking strategies which were the primary drivers of this growth.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$176,311	14.59%	$179,205	18.20%
Interest-bearing checking accounts	121,801	10.08	73,285	7.44
Savings accounts	644,242	53.30	496,686	50.45
Money market deposits	8,483	0.70	9,173	0.93

Total transaction accounts	950,837	78.67	758,349	77.02

Term certificates less than $100,000	162,497	13.45	140,469	14.27
Term certificates $100,000 or more	95,237	7.88	85,744	8.71

Total certificate accounts	257,734	21.33	226,213	22.98

Total deposits	$1,208,571	100.00%	$984,562	100.00%

Borrowings. At September 30, 2015, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements,” and other borrowed funds consisting of the balance of loans that were sold with recourse to another financial institution in March of 2006 that are accounted for as secured borrowings. As of September 30, 2015, the principal balance of these loans sold with recourse amounted to $1.03 million. We have not incurred any losses related to the loans sold with recourse.

Total borrowings increased $35.46 million, or 12.3%, to $323.02 million at September 30, 2015, from $287.56 million at December 31, 2014. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $34.50 million to $319.60 million at September 30, 2015, from $285.10 million at December 31, 2014.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$130,600	$103,100
Other borrowed funds	1,032	1,067

	131,632	104,167

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	189,000	182,000
Repurchase agreements	2,386	1,392

	191,386	183,392

Total borrowed funds	$323,018	$287,559

Stockholders’ Equity. Total stockholders’ equity increased $6.56 million, or 4.8%, to $143.57 million at September 30, 2015 from $137.01 million as of December 31, 2014. This increase is primarily the result of earnings of $4.85 million and a $1.60 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2015	At December 31, 2014
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,144	$2,662
Home equity	91	96
Consumer loans:
Indirect auto loans	15	12

Total non-accrual loans	$1,250	$2,770

Total non-performing loans	1,250	2,770

Other real estate owned	1,513	—
Repossessed automobiles	—	48

Total non-performing assets (NPAs)	$2,763	$2,818

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$503	$1,551
Troubled debt restructures not included in NPAs	7,085	7,675

Total troubled debt restructures	$7,588	$9,226

Ratios:
Non-performing loans to total loans	0.09%	0.23%
Non-performing assets to total assets	0.16%	0.20%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2015 and December 31, 2014, there were no loans on non-accrual that were determined to not be impaired. At September 30, 2015 and December 31, 2014 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At September 30, 2015, we had $7.59 million of troubled debt restructurings related to nine loans as compared to $9.23 million of troubled debt restructurings related to ten loans at December 31, 2014. The decrease in the balance was driven by a transfer to other real estate owned of $1.51 million of residential real estate and a $360,000 payoff of a residential real estate loan. Partially offsetting these decreases was an increase of $463,000 due to a newly modified residential real estate loan.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $1.87 million, compared to net income of $1.20 million for the three months ended September 30, 2014. The improvement in operating results of $666,000, or 55.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, resulted from an increase in net interest and dividend income after the provision for loan losses of $1.22 million, partially offset by an increase in noninterest expense of $73,000, an increase in income tax expense of $384,000 and a decrease in noninterest income of $99,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.66 million, or 20.4% to $9.80 million for the three months ended September 30, 2015, compared to $8.14 million for the three months ended September 30, 2014. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $8.46 million, or 3.1%, to $280.70 million for the three months ended September 30, 2015, from $272.24 million for the three months ended September 30, 2014. Partially offsetting this was a decrease in the net interest margin of 15 basis points, from 2.62% during the three months ended September 30, 2014 to 2.47% during the three months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $2.33 million, or 23.2%, to $12.36 million for the three months ended September 30, 2015, from $10.04 million for the three months ended September 30, 2014. The increase in interest and dividend income was primarily due to a $2.22 million increase in interest and fees on loans. The increase in interest and fees on loans resulted from an increase in the average balance of loans of $312.54 million to $1.36 billion for the three months ended September 30, 2015, from $1.05 billion for the three months ended September 30, 2014, partially offset by a 15 basis point decrease in the average yield on loans to 3.33% from 3.48%. The decrease in average yield on loans was primarily due to lower interest rates on originated and purchased loans during the period and prepayments of higher yielding loans.

Interest Expense. Interest expense increased $668,000, or 35.2%, to $2.56 million for the three months ended September 30, 2015, from $1.90 million for the three months ended September 30, 2014. The increase resulted from a $316.76 million, or 33.15%, increase in the average balance of interest-bearing liabilities to $1.27 billion for the three months ended September 30, 2015, from $955.65 million of the three months ended September 30, 2014 as well as a 1 basis point increase in the cost of interest-bearing liabilities to 0.80% during the three months ended September 30, 2015 from 0.79% during the three months ended September 30, 2014.

Interest expense on interest-bearing deposits increased by $414,000 to $1.99 million for the three months ended September 30, 2015, from $1.58 million for the three months ended September 30, 2014. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $212,000 and $155,000, respectively. The increase in interest expense on CDs of $212,000 from $789,000 to $1.00 million, was driven by an increase in the average balance of $70.53 million, partially offset by a 12 basis point decrease in the cost of CDs to 1.54% from 1.66%. The increase in interest expense on savings accounts of $155,000 from $746,000 to $901,000, was driven by an increase in the average balance of $147.62 million, partially offset by a 4 basis point decrease in the cost of savings accounts to 0.58% from 0.62%.

Interest expense on total borrowings increased $254,000 to $575,000 for the three months ended September 30, 2015, from $321,000 for the three months ended September 30, 2014. This increase was primarily due to an increase in the average balance of FHLB advances of $59.65 million, or 27.4%, to $277.35 million for the three months ended September 30, 2015, from $217.70 million for the three months ended September 30, 2014, and an increase in the average cost of FHLB advances of 24 basis points to 0.81% for the three months ended September 30, 2015, from 0.57% for the three months ended September 30, 2014, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $727,000 for the three months ended September 30, 2015, compared to $292,000 for the three months ended September 30, 2014. The increase in the provision for loan losses was primarily due to loan growth. The allowance for loan losses was $10.39 million, or 0.73% of total loans, at September 30, 2015, compared to $8.88 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income decreased by $99,000 to $693,000 for the three months ended September 30, 2015, from $792,000 for the three months ended September 30, 2014. This decrease was primarily driven by a decrease in loan servicing fee income and in net gains on sales of loans, partially offset by an increase in income from bank owned life insurance. The decrease in loan servicing fee income was driven by decreases in the balance of auto loans that we service for others. The decrease in net gains on sales of loans was driven by lower sales volumes of both auto loans and 1-4 family residential real estate loans. The increase in income from bank owned life insurance was driven by $10.00 million of additional policies purchased in the third quarter of 2014 and $5.00 million purchased in the second quarter of 2015.

Noninterest Expense. Noninterest expense increased $73,000, or 1.1%, to $6.73 million for the three months ended September 30, 2015, from $6.66 million for the three months ended September 30, 2014. Our efficiency ratio improved to 64.2% during the three months ended September 30, 2015 from 74.5% during the three months ended September 30, 2014 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $1.17 million for the three months ended September 30, 2015, compared to income tax expense of $782,000 for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 38.4% compared to 39.4% for the three months ended September 30, 2014. The decrease in effective tax rate was primarily the result of an increased amount of income from bank owned life insurance as a percentage of pretax income.

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

	For the Three Months Ended September 30,
	(unaudited)
	2015			2014
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$1,364,030	$11,459	3.33%	$1,051,492	$9,235	3.48%
Securities	153,478	764	1.97%	144,189	749	2.06%
Other	35,603	15	0.17%	32,204	14	0.17%

Total interest-earning assets (5)	1,553,111	$12,238	3.13%	1,227,885	$9,998	3.23%
Non-interest-earning assets	53,340			37,090

Total assets	$1,606,451			$1,264,975

Interest-bearing liabilities:
Savings accounts	$621,272	$901	0.58%	$473,653	$746	0.62%
Checking accounts	103,216	86	0.33%	63,385	38	0.24%
Money market accounts	8,525	1	0.05%	9,782	2	0.08%
Certificates of deposit	258,655	1,001	1.54%	188,129	789	1.66%

Total interest-bearing deposits	991,668	1,989	0.80%	734,949	1,575	0.85%
Federal Home Loan Bank advances	277,350	567	0.81%	217,701	313	0.57%
Securities sold under agreements to repurchase	2,355	1	0.17%	1,914	1	0.21%
Other borrowed funds	1,039	7	2.67%	1,085	7	2.56%

Total interest-bearing liabilities	1,272,412	$2,564	0.80%	955,649	$1,896	0.79%
Non-interest-bearing liabilities	191,157			174,790

Total liabilities	1,463,569			1,130,439
Stockholders’ Equity	142,882			134,536

Total liabilities and stockholders’ equity	$1,606,451			$1,264,975

Net interest income		$9,674			$8,102

Net interest rate spread (2)			2.33%			2.44%
Net interest-earning assets (3)	$280,699			$272,236

Net interest margin (4)			2.47%			2.62%
Average interest-earning assets to interest-bearing liabilities			122.06%			128.49%

(1)	Yields and rates for the three-month periods ended September 30, 2015 and 2014 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $123,000 and $38,000 for the three months ended September 30, 2015 and 2014, respectively, are not included.

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

	Three Months Ended September 30, 2015 vs. 2014 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$2,641	$(417)	$2,224
Securities	47	(32)	15
Other	1	—	1

Total interest-earning assets (1)	$2,689	$(449)	$2,240

Expense on interest-bearing liabilities:
Savings accounts	$218	$(63)	$155
Checking accounts	30	18	48
Money market accounts	—	(1)	(1)
Certificates of deposit	277	(65)	212

Total interest-bearing deposits	525	(111)	414

Federal Home Loan Bank advances	100	154	254
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	—	—

Total interest-bearing liabilities	625	43	668

Change in net interest income	$2,064	$(492)	$1,572

(1)	Does not include dividends on FHLB stock of $123,000 and $38,000 for the three months ended September 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income for the nine months ended September 30, 2015 was $4.85 million, compared to net income of $2.92 million for the nine months ended September 30, 2014. The improvement in operating results of $1.92 million, or 65.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, resulted from an increase in net interest and dividend income after the provision for loan losses of $4.07 million, partially offset by an increase in noninterest expense of $819,000 and an increase in income tax expense of $1.35 million.

Net Interest and Dividend Income. Net interest and dividend income increased $4.51 million, or 19.6% to $27.58 million for the nine months ended September 30, 2015, compared to $23.07 million for the nine months ended September 30, 2014. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $14.15 million, or 5.4%, to $276.93 million for the nine months ended September 30, 2015, from $262.79 million for the nine months ended September 30, 2014. Partially offsetting this was a decrease in the net interest margin of 18 basis points, from 2.67% during the nine months ended September 30, 2014 to 2.49% during the nine months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $6.86 million, or 24.5%, to $34.91 million for the nine months ended September 30, 2015, from $28.05 million for the nine months ended September 30, 2014. The increase in interest and dividend income was primarily due to a $6.84 million increase in interest and fees on loans. The increase in interest and fees on loans resulted from an increase in the average balance of loans of $317.31 million to $1.28 billion for the nine months ended September 30, 2015, from $964.99 million for the nine months ended September 30, 2014, partially offset by a 17 basis point decrease in the average yield on loans to 3.37% from 3.54%. The decrease in average yield on loans was primarily due to lower interest rates on originated and purchased loans during the period and prepayments of higher yielding loans.

Interest Expense. Interest expense increased $2.35 million, or 47.2%, to $7.33 million for the nine months ended September 30, 2015, from $4.98 million for the nine months ended September 30, 2014. The increase resulted from a $304.08 million, or 34.3%, increase in the average balance of total interest-bearing liabilities to $1.19 billion for the nine months ended September 30, 2015 from $886.96 million for the nine months ended September 30, 2014 as well as a 7 basis point increase in the cost of interest-bearing liabilities to 0.82% during the three months ended September 30, 2015 from 0.75% during the three months ended September 30, 2014.

Interest expense on interest-bearing deposits increased by $1.55 million to $5.69 million for the nine months ended September 30, 2015, from $4.13 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $927,000 and $462,000, respectively. The increase in interest expense on CDs of $927,000 from $1.99 million to $2.91 million, was driven by an increase in the average balance of $79.07 million. The increase in interest expense on savings accounts of $462,000 from $2.08 million to $2.54 million, was driven by an increase in the average balance of $102.30 million.

Interest expense on total borrowings increased $795,000 to $1.65 million for the nine months ended September 30, 2015, from $852,000 for the nine months ended September 30, 2014. This increase was primarily due to an increase in the average balance of FHLB advances of $80.38 million, or 41.8%, to $272.59 million for the nine months ended September 30, 2015, from $192.22 million for the nine months ended September 30, 2014, and an increase in the average cost of FHLB advances of 22 basis points to 0.80% for the nine months ended September 30, 2015, from 0.58% for the nine months ended September 30, 2014, as we have lengthened the duration of these advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.43 million for the nine months ended September 30, 2015, compared to $988,000 for the nine months ended September 30, 2014. The increase was primarily due to increases in provision for loan losses for residential one to four family loans and construction loans during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The allowance for loan losses was $10.39 million, or 0.73% of total loans, at September 30, 2015, compared to $8.88 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income increased by $22,000 to $2.40 million for the nine months ended September 30, 2015, from $2.37 million for the nine months ended September 30, 2014. This increase was primarily driven by an increase in income from bank owned life insurance of $284,000, partially offset by a decrease in loan servicing fee income of $174,000.

Noninterest Expense. Noninterest expense increased $819,000, or 4.1%, to $20.65 million for the nine months ended September 30, 2015, from $19.83 million for the nine months ended September 30, 2014. This increase was primarily driven by an increase in salaries and employee benefits of $616,000. Our efficiency ratio improved to 68.9% during the nine months ended September 30, 2015, from 77.9% during the nine months ended September 30, 2014 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $3.05 million for the nine months ended September 30, 2015, compared to income tax expense of $1.70 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 38.7% compared to 36.8% for the nine months ended September 30, 2014. The increase in effective tax rate was primarily the result of a change within an executive SERP agreement causing a one-time reduction to a deferred tax liability combined with changes to the charitable contribution valuation allowance, both of which occurred during the nine months ended September 30, 2014.

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

	For the Nine Months Ended September 30,
	(unaudited)
	2015			2014
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$1,282,303	$32,368	3.37%	$964,994	$25,529	3.54%
Securities	146,243	2,242	2.05%	144,523	2,359	2.18%
Other	39,429	59	0.20%	40,232	64	0.21%

Total interest-earning assets (5)	1,467,975	$34,669	3.16%	1,149,749	$27,952	3.25%
Non-interest-earning assets	49,783			32,670

Total assets	$1,517,758			$1,182,419

Interest-bearing liabilities:
Savings accounts	$567,382	$2,538	0.60%	$465,083	$2,076	0.60%
Checking accounts	89,080	228	0.34%	45,457	62	0.18%
Money market accounts	8,959	5	0.07%	10,121	6	0.08%
Certificates of deposit	249,946	2,914	1.56%	170,878	1,987	1.55%

Total interest-bearing deposits	915,367	5,685	0.83%	691,539	4,131	0.80%
Federal Home Loan Bank advances	272,591	1,624	0.80%	192,215	827	0.58%
Securities sold under agreements to repurchase	2,032	2	0.13%	2,109	2	0.13%
Other borrowed funds	1,051	21	2.67%	1,097	23	2.80%

Total interest-bearing liabilities	1,191,041	$7,332	0.82%	886,960	$4,983	0.75%
Non-interest-bearing liabilities	186,022			162,412

Total liabilities	1,377,063			1,049,372
Stockholders’ Equity	140,695			133,047

Total liabilities and stockholders’ equity	$1,517,758			$1,182,419

Net interest income		$27,337			$22,969

Net interest rate spread (2)			2.34%			2.50%
Net interest-earning assets (3)	$276,934			$262,789

Net interest margin (4)			2.49%			2.67%
Average interest-earning assets to interest-bearing liabilities			123.25%			129.63%

(1)	Yields and rates for the nine-month periods ended September 30, 2015 and 2014 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $245,000 and $100,000 for the nine months ended September 30, 2015 and 2014, respectively, are not included.

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

	Nine Months Ended September 30,
	2015 vs. 2014 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)

Income on interest-earning assets:
Loans	$8,057	$(1,218)	$6,839
Securities	28	(145)	(117)
Other	(1)	(4)	(5)

Total interest-earning assets (1)	$8,084	$(1,367)	$6,717

Expense on interest-bearing liabilities:
Savings accounts	$458	$4	$462
Checking accounts	87	79	166
Money market accounts	(1)	—	(1)
Certificates of deposit	922	5	927

Total interest-bearing deposits	1,466	88	1,554

Federal Home Loan Bank advances	415	382	797
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(1)	(1)	(2)

Total interest-bearing liabilities	1,880	469	2,349

Change in net interest income	$6,204	$(1,836)	$4,368

(1)	Does not include dividends on FHLB stock of $245,000 and $100,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2015 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-17.9%
+200	-6.7%
- 100	-0.5%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.7% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.5% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2015 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 16.5% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 13.2% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2015 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $42.60 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2015, we had $72.85 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $259.96 million in unused lines of credit to borrowers and $12.17 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2015 totaled $66.82 million, or 5.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2015.

Our primary investing activity is originating and purchasing loans. During the nine months ended September 30, 2015 and the year ended December 31, 2014, we funded $582.62 million and $676.21 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $224.01 million and $219.81 million for the nine months ended September 30, 2015 and for the year ended December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the levels of brokered deposits were $114.96 million and $88.60 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2015, we had $319.60 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $149.92 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of September 30, 2015, our contractual obligations have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2015.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $143.57 million at September 30, 2015 from $137.01 million at December 31, 2014. This increase is primarily the result of earnings of $4.85 million and a $1.60 million increase in additional paid-in capital related to stock-based compensation.

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

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended September 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2015. As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 5, 2015	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)