Form 10-K
period 2015-12-31
BSB Bancorp, Inc.
filed 2016-03-11
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2015 was approximately $169,057,305.

The number of shares outstanding of the registrant’s common stock as of March 4, 2016 was 9,091,090.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2015, we had consolidated assets of $1.8 billion, consolidated deposits of $1.3 billion and consolidated equity of $146.2 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public, small businesses and municipalities and investing those deposits, together with funds generated from operations and borrowings, in one to four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, Interest on Lawyer Trust Accounts (“IOLTA”), commercial, municipal and regular checking accounts and Individual Retirement Accounts (“IRAs”). The Bank offers a wide range of commercial and retail banking services which include cash management, online and mobile banking and global payments and foreign exchange.

Throughout its history, Belmont Savings has remained focused on providing a broad range of quality services within its market area as a community bank. In 2009, Belmont Savings reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the Bank’s management and operations, the board of directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan was intended to take advantage of the sound Eastern Massachusetts economy, which was not as negatively affected by the recession that began in 2008 as other regions of the United States. The Bank’s current strategic plan contemplates continued growth in assets and liabilities over the next several years with the intent of building upon Belmont Savings’ leading market share in Belmont and growing share in the communities we serve, striving to be the “Bank of Choice” for deposit driven small businesses and municipalities in its market area. Additionally, we are striving to be the lender of choice for one to four family residential real estate loans and the trusted lending partner for area commercial real estate investors, developers and managers.

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

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. The United States Census Bureau estimates that as of July 1, 2014, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2015, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 4.1% compared to the national unemployment rate of 5.0%.

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

Our deposit sources are primarily concentrated in the communities surrounding our full-service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge Massachusetts. As of June 30, 2015 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of ten bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 43.1% market share. As of that same date, we ranked fourth of eight bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 5.7% market share, seventh of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 3.6% market share, fourteenth of fourteen bank and thrift institutions with offices in the city of Newton, Massachusetts, with a 0.9% market share, and fourteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.4% market share.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $1.2 million, $0, $0, $11.2 million, and $15.9 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$709,426	46.15%	$450,572	38.16%	$287,652	34.17%
Commercial real estate (1)	449,391	29.24	395,178	33.47	320,807	38.10
Home equity lines of credit	160,040	10.41	131,628	11.15	92,461	10.98
Construction	60,722	3.95	31,389	2.66	9,965	1.18

Total mortgage loans	1,379,579	89.75	1,008,767	85.44	710,885	84.43

Commercial loans	53,192	3.46	39,161	3.32	30,691	3.65
Consumer loans:
Indirect auto	103,965	6.76	131,961	11.17	99,798	11.85
Other consumer (2)	453	0.03	774	0.07	558	0.07

	157,610	10.25	171,896	14.56	131,047	15.57

Total loans	1,537,189	100.00%	1,180,663	100.00%	841,932	100.00%

Net deferred loan costs	4,663		5,068		3,535
Net unamortized mortgage premiums	4,345		2,549		1,504
Allowance for loan losses	(11,240)		(8,881)		(7,958)

Total loans, net	$1,534,957		$1,179,399		$839,013

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$201,845	30.70%	$192,295	37.58%
Commercial real estate (1)	266,669	40.57	170,080	33.23
Home equity lines of credit	66,939	10.18	50,015	9.77
Construction	16,139	2.46	15,198	2.97

Total mortgage loans	551,592	83.91	427,588	83.55

Commercial loans	24,779	3.77	16,807	3.28
Consumer loans:
Indirect auto	80,312	12.22	66,401	12.97
Other consumer (2)	654	0.10	998	0.20

	105,745	16.09	84,206	16.45

Total loans	657,337	100.00%	511,794	100.00%

Net deferred loan costs	2,777		2,523
Net unamortized mortgage premiums	621		423
Allowance for loan losses	(6,440)		(4,776)

Total loans, net	$654,295		$509,964

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2015. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential				Home
	One to Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve
Months Ending
December 31,
2016	$4	4.89%	$15,033	3.86%	$—	0.00%	$18,554	4.20%
2017	134	4.96%	2,452	3.52%	—	0.00%	12,322	3.60%
2018 to 2020	1,898	4.82%	37,029	3.71%	152	4.34%	3,863	3.17%
2021 to 2025	3,927	3.41%	379,540	4.06%	942	4.32%	9,529	4.04%
2026 to 2030	50,018	3.40%	6,780	4.48%	5,732	4.01%	3,251	3.42%
2031 and beyond	653,445	3.61%	8,557	4.77%	153,214	2.47%	13,203	4.28%

Total	$709,426	3.60%	$449,391	4.04%	$160,040	2.54%	$60,722	3.96%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing During the Twelve
Months Ending
December 31,
2016	$7,908	3.67%	$1,273	3.15%	$421	3.10%	$43,193	3.94%
2017	954	4.25%	10,747	2.83%	3	12.50%	26,612	3.31%
2018 to 2020	35,932	2.93%	78,619	2.95%	11	12.98%	157,504	3.16%
2021 to 2025	4,001	4.22%	13,326	3.76%	18	8.12%	411,283	4.05%
2026 to 2030	4,397	4.73%	—	0.00%	—	0.00%	70,178	3.64%
2031 and beyond	—	0.00%	—	0.00%	—	0.00%	828,419	3.42%

Total	$53,192	3.31%	$103,965	3.05%	$453	3.59%	$1,537,189	3.59%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$380,609	$328,813	$709,422
Commercial real estate loans (1)	173,926	260,432	434,358
Equity lines of credit	—	160,040	160,040
Construction loans	13,300	28,868	42,168

Total mortgage loans	567,835	778,153	1,345,988
Commercial loans	11,149	34,135	45,284
Consumer loans:
Indirect auto loans	102,692	—	102,692
Other consumer loans	32	—	32

Total loans	$681,708	$812,288	$1,493,996

(1)	Includes multi-family real estate loans.

One to Four Family Residential Mortgage Loans.

At December 31, 2015, $709.4 million, or 46.2%, of our total loan portfolio, consisted of one to four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one to four family residential mortgage loans. At December 31, 2015, of the $709.4 million of one to four family residential mortgage loans in our portfolio, $47.7 million, or 6.7%, were comprised of non-owner occupied properties.

Our one to four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate and purchase both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000. We also originate and purchase loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. During the year ended December 31, 2015, we originated $60.6 million and purchased $248.7 million of jumbo loans.

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

Occasionally, we sell into the secondary market fixed rate one to four family residential mortgage loans. We base the amount of fixed rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. For the year ended December 31, 2015, we received servicing fees of $209,000 on loans that were previously sold. At December 31, 2015, the principal balance of loans serviced for others totaled $65.9 million.

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

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2015, $449.4 million, or 29.24%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2015, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2015, loans secured by commercial real estate and multi-family real estate had an average loan balance of $2.3 million.

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

Commercial and multi-family real estate loans generally carry higher interest rates and have shorter terms than one to four family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one to four family residential mortgage loans we originate as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one to four family residential properties. All commercial real estate loans, regardless of size, are approved by Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending, the Executive Vice President and Chief Operating Officer and the President and Chief Executive Officer of the Bank.

At December 31, 2015, our largest commercial real estate loan had an outstanding balance of $18.9 million, was secured by two office buildings and one industrial building totaling 337,852 square feet, and was performing in accordance with its original terms. At that date, our largest multi-family real estate loan had a balance of $14.4 million, was secured by a 37 unit residential complex, and was performing in accordance with its original terms.

Home Equity Lines of Credit. In addition to traditional one to four family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one to four family investment properties. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one to four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2015, our largest home equity line of credit was a $2.3 million line of credit and did not have an outstanding balance. At December 31, 2015 this line of credit was performing in accordance with its original terms.

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. During the year ended December 31, 2015, our portfolio of indirect auto loans decreased from $132.0 million to $104.0 million, a decrease of 21.2% as we decided to suspend new originations due to the current market conditions.

During the year ended December 31, 2015, we sold to other financial institutions $3.5 million of indirect automobile loans. We expect that future sales of indirect auto loans will be driven by our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2015, we maintained relationships with eighteen financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2015, our portfolio of consumer loans other than indirect automobile loans totaled 453,000, or 0.03% of our total loan portfolio.

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

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2015, we had $53.2 million of commercial business loans and lines of credit outstanding, representing 3.5% of our total loan portfolio. At December 31, 2015, the average loan balance of our commercial loans and lines of credit was $1.3 million.

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

At December 31, 2015, our largest commercial business loan outstanding was an $11.0 million loan secured by a shopping center that includes 214,596 square feet of building area and 166,685 square feet of net rentable area located on 17 acres of land. At December 31, 2015, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one to four family residential properties, multi-family properties and commercial properties. The majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one to four family residential properties are “on speculation,” meaning there is no buyer committed to purchase the completed residence. At December 31, 2015, $60.7 million, or 4.0%, of our total loan portfolio, consisted of construction loans, $12.8 million of which were secured by one to four family residential real estate projects on speculation, $12.7 million of which were secured by multi-family residential real estate projects, and $35.2 million of which were secured by land and commercial real estate including industrial development bonds. The Bank owns certain bonds issued by state agencies that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. At December 31, 2015, the balance of industrial development bonds was $11.1 million. These loans were secured by office property containing 60,250 feet of rentable area and fourteen one to four family residential properties.

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

At December 31, 2015, our largest speculative construction loan had a principal balance of $7.8 million and was secured by 60 acres of land permitted for development. At December 31, 2015, this loan was performing in accordance with its original terms.

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

For the year ended December 31, 2015, we received $113,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2015, the principal balance of residential mortgage loans serviced for others totaled $65.9 million. For the year ended December 31, 2015, we received $501,000 in net servicing income on indirect auto loans that we sold. At December 31, 2015, the principal balance of indirect auto loans serviced for others totaled $57.8 million.

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

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2015, we held $2.6 million of commercial real estate loans in our portfolio that were participation loans from other lenders and $58.0 million of commercial real estate and commercial construction loans were participated out to other lenders.

We also purchase whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the years ended December 31, 2015, we purchased one to four family residential mortgage loans of $288.9 million, of whole loans, with both fixed and variable rates, from other banks and mortgage companies.

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

In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s Tier 1 capital, or $28.3 million, at December 31, 2015, which is the Bank’s legal lending limit. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s legal lending limit.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans (1):
Mortgage loans:
One-to-four family	$1,192	$2,662	$3,860	$3,278	$3,149
Commercial real estate	2,424	—	38	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	96	200	319	1,123
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	—	155
Consumer loans:
Indirect auto loans	15	12	16	24	—
Other consumer loans	—	—	1	—	—

Total non-accrual loans	$3,631	$2,770	$4,115	$3,621	$4,427

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Second mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$3,631	$2,770	$4,115	$3,621	$4,427

Other real estate owned	$—	$—	$—	$661	$—

Total Repossessed Vehicles	$8	$48	$—	$43	$30

Total non-performing assets (NPAs)	$3,639	$2,818	$4,115	$4,325	$4,457

Troubled debt restructures included in NPAs	$781	$1,551	$1,900	$946	$609
Troubled debt restructures not included in NPAs	7,007	7,675	7,366	6,437	—

Total troubled debt restructures	$7,788	$9,226	$9,266	$7,383	$609

Ratios:
Non-performing loans to total loans	0.24%	0.23%	0.49%	0.55%	0.80%
Non-performing assets to total assets	0.20%	0.20%	0.39%	0.52%	0.67%

(1)	At December 31, 2015, 2014, 2013, 2012 and 2011, non-accrual loans included $781,000, $1,551,000, $1,900,000, $946,000 and $609,000 of troubled debt restructurings, respectively. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2015 and 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $165,000 and $65,000, respectively. Interest income recognized on such loans for the years ended December 31, 2015 and 2014, was $113,000 and $96,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2015, $3.2 million in non-performing loans were paid current as of December 31, 2015.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2015 and 2014, we had $7.8 million and $9.2 million, respectively, of troubled debt restructurings. At December 31, 2015, $3.9 million was related to six residential one to four family loans, $200,000 was related to one home equity line of credit and $3.7 million was related to three commercial real estate loans. At December 31, 2014, $5.1 million was related to six residential one to four family loans, $200,000 was related to one home equity line of credit and $3.9 million was related to three commercial real estate loans. For the years ended December 31, 2015 and 2014, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $290,000 and $270,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2015 and 2014 was $283,000 and $251,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2015
Mortgage loans:
Residential one to four family	2	$81	1	$411	3	$492
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	2	81	1	411	3	492
Commercial loans
Consumer loans:
Indirect auto loans	4	47	1	15	5	62
Other consumer loans	—	—	—	—	—

Total loans	6	$128	2	$426	8	$554

At December 31, 2014
Mortgage loans:
Residential one to four family	1	$230	3	$2,432	4	$2,662
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	96	1	96

	1	230	4	2,528	5	2,758
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	45	1	12	5	57
Other consumer loans	—	—	—	—	—	—

Total loans	5	$275	5	$2,540	10	$2,815

At December 31, 2013
Mortgage loans:
Residential one to four family	—	$—	1	$1,911	1	$1,911
Commercial real estate loans	—	—	1	38	1	38
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	2	1,949	2	1,949
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	1	16	1	16
Other consumer loans	—	—	1	1	1	1

Total loans	—	$—	4	$1,966	4	$1,966

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	Dollars in thousands
At December 31, 2012
Mortgage loans:
Residential one to four family	—	$—	4	$2,412	4	$2,412
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	43	2	43

	—	—	6	2,455	6	2,455
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	1	27	1	24	2	51
Other consumer loans	—	—	—	—	—	—

Total loans	1	$27	7	$2,479	8	$2,506

At December 31, 2011
Mortgage loans:
Residential one to four family	3	$1,188	5	$1,880	8	$3,068
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	3	847	3	847

	3	1,188	8	2,727	11	3,915
Commercial loans	—	—	1	7	1	7
Consumer loans:
Indirect auto loans	1	23	—	—	1	23
Other consumer loans	1	1	—	—	1	1

Total loans	5	$1,212	9	$2,734	14	$3,946

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2015 and 2014 we did not have any property classified as other real estate owned.

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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Classified loans:
Substandard	$9,786	$12,960	$15,053	$11,117	$6,432
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	9,786	12,960	15,053	11,117	6,432
Special mention	19,781	1,136	7,657	12,177	2,724

Total criticized loans	$29,567	$14,096	$22,710	$23,294	$9,156

At December 31, 2015, we had $9.8 million of substandard assets, of which $7.1 million were commercial real estate loans, $1.9 million were one to four family residential mortgage loans, and $799,000 were home equity lines of credit. At December 31, 2015, special mention assets consisted of $15.2 million of commercial real estate loans, $4.3 million of construction loans and $359,000 of one to four family residential mortgage loans. Other than disclosed in the above tables, there are no other loans at December 31, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is measured based on the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent, and the carrying value of the loan; and

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Balance at the beginning of the period	$8,881	$7,958	$6,440	$4,776	$2,889
Charge-offs:
Residential one-to-four family	(64)	(375)	—	(225)	(210)
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	(4)	—	—	(61)
Home equity	—	(199)	(20)	(715)	(83)
Indirect auto	(139)	(51)	(62)	(281)	(23)
Other consumer	(16)	(29)	(53)	(48)	(33)

Total charge-offs	(219)	(658)	(135)	(1,269)	(410)
Recoveries:
Residential one-to-four family	—	—	68	43	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	24	—	—	—	—
Home equity	199	—	—	96	—
Indirect auto	32	15	69	46	4
Other consumer	6	14	18	12	8

Total recoveries	261	29	155	197	12
Net recoveries (charge-offs)	42	(629)	20	(1,072)	(398)
Provision for loan losses	2,317	1,552	1,498	2,736	2,285

Balance at the end of the period	$11,240	$8,881	$7,958	$6,440	$4,776

Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.00%	(0.06)%	0.00%	(0.18)%	(0.11)%
Allowance for loan losses to non-performing loans at end of period	309.56%	320.59%	193.39%	177.86%	107.88%
Allowance for loan losses to total loans at end of period	0.73%	0.75%	0.95%	0.98%	0.93%

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

	At December 31,
	2015		2014		2013
	(Dollars in thousands)
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Mortgage loans:
Residential one-to-four family	$3,574	46.15%	$2,364	38.16%	$2,189	34.17%
Commercial real estate	4,478	29.24	4,043	33.47	3,621	38.10
Construction	801	3.95	228	2.66	134	1.18
Home equity	928	10.41	828	11.15	681	10.98
Commercial	613	3.46	458	3.32	419	3.65
Consumer loans:
Indirect auto	623	6.76	778	11.17	749	11.85
Other consumer	10	0.03	11	0.07	26	0.07

Total allocated allowance	11,027	100.00	8,710	100.00	7,819	100.00
Unallocated allowance	213	—	171	—	139	—

Total allowance	$11,240	100.00%	$8,881	100.00%	$7,958	100.00%

	At December 31,
	2012		2011
	(Dollars in thousands)
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
Mortgage loans:
Residential one-to-four family	$1,412	30.70%	$986	37.58%
Commercial real estate	3,039	40.57	1,969	33.23
Construction	198	2.46	188	2.97
Home equity	466	10.18	632	9.77
Commercial	470	3.77	321	3.28
Consumer loans:
Indirect auto	772	12.22	664	12.97
Other consumer	19	0.10	16	0.20

Total allocated allowance	6,376	100.00	4,776	100.00
Unallocated allowance	64	—	—	—

Total allowance	$6,440	100.00%	$4,776	100.00%

Investments

The Board of Directors has the responsibility for approving our investment policy, and it is the responsibility of management to implement specific investment strategies. The Executive Committee has authorized our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Senior Vice President, Director of Treasury to execute specific investment actions. The investment policy requires that single day transactions in excess of $15.0 million must contain the signature of two authorized officers and a member of the Executive Committee.

The investment policy is reviewed and approved annually by the Board of Directors. The overall objectives of the investment policy are to: fully and efficiently employ funds not presently required for Belmont Savings Bank’s loan portfolio, cash requirements, or other assets essential to our operations; to provide for the safety of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity and quality; to meet liquidity requirements projected by management; to meet regulatory and industry standards; to generate earnings which, after the impact of taxes, will provide added growth to surplus; and to employ a percentage of assets in a manner that will balance the market and credit risks of other assets, as well as our liquidity, capital, and reserve structure. All gains and losses on securities transactions are reported to the Executive Committee of the Board of Directors on a monthly basis.

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

Securities. At December 31, 2015, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair value of $158.6 million and an amortized cost of $159.2 million. Total securities had a carrying value of $159.0 million, or 8.8% of total assets. At December 31, 2015, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2015, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$119,517	$119,012	$100,977	$101,769	$99,257	$98,831
Corporate debt securities	17,602	17,716	17,551	17,678	20,519	20,150

Total securities held-to-maturity	$137,119	$136,728	$118,528	$119,447	$119,776	$118,981

	At December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:
Corporate debt securities	$22,126	$21,876	$22,199	$22,079	$22,271	$21,921

Total available-for-sale securities	$22,126	$21,876	$22,199	$22,079	$22,271	$21,921

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Rate	Cost	Rate	Cost	Rate	Cost	Rate	Cost	Rate
	(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$10	6.97%	$192	3.41%	$43,347	1.93%	$75,968	2.43%	$119,517	2.25%
Corporate debt securities	—	—	19,792	1.32%	19,936	2.48%	—	—	39,728	1.90%

Total	$10	6.97%	$19,984	1.34%	$63,283	2.10%	$75,968	2.43%	$159,245	2.16%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2015, we had $29.8 million in bank-owned life insurance.

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

At December 31, 2015, we had a total of $144.4 million in certificates of deposit, excluding brokered deposits, of which $61.6 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of December 31, 2015 and 2014, we had a total of $114.0 million and $88.6 million, respectively, of brokered deposits.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2015			December 31, 2014
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$174,884	15.56%	—%	$155,059	17.81%	—%
Interest-bearing checking accounts	94,219	8.38	0.35	51,554	5.92	0.21
Regular savings accounts	594,118	52.87	0.59	473,788	54.45	0.61
Money market deposits	8,774	0.78	0.06	9,873	1.13	0.08
Certificates of deposit	251,887	22.41	1.55	180,115	20.69	1.56

Total deposits	$1,123,882	100.00%	0.69%	$870,389	100.00%	0.67%

	For the Fiscal Year Ended
	December 31, 2013
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$128,820	19.04%	—%
Interest-bearing checking accounts	31,057	4.59	0.11
Regular savings accounts	383,316	56.65	0.58
Money market deposits	10,198	1.51	0.08
Certificates of deposit	123,193	18.21	1.57

Total deposits	$676,584	100.00%	0.62%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$53,876	$52,434	$53,725
1.00% to 1.99%	174,886	139,009	61,421
2.00% to 2.99%	8,368	26,233	25,493
3.00% to 3.99%	13,624	8,537	5,544
4.00% to 4.99%	7,681	—	—

Total	$258,435	$226,213	$146,183

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2015
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$42,938	$9,133	$1,185	$620	$53,876	20.85%
1.00% to 1.99%	9,369	16,926	95,375	53,216	174,886	67.67%
2.00% to 2.99%	8,341	—	26	1	8,368	3.24%
3.00% to 3.99%	71	13,553	—	—	13,624	5.27%
4.00% to 4.99%	7,681	—	—	—	7,681	2.97%

Total	$68,400	$39,612	$96,586	$53,837	$258,435	100.00%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $96.0 million. The following table sets forth the maturity of those certificates as of December 31, 2015.

At
December 31, 2015
(Dollars in thousands)
Three months or less	$10,941
Over three months through six months	19,618
Over six months through one year	10,335
Over one year to three years	21,763
Over three years	33,316

Total	$95,973

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse that are accounted for as secured borrowings.

At December 31, 2015, we had access to additional Federal Home Loan Bank advances of up to $171.3 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$374,000	$285,100	$142,100
Average balance during period	$290,812	$206,801	$101,385
Maximum outstanding at any month end	$374,000	$285,100	$150,600
Weighted average interest rate at end of period	0.98%	0.70%	0.69%
Average interest rate during period	0.82%	0.57%	0.77%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$3,695	$1,392	$2,127
Average balance during period	$2,399	$2,025	$2,995
Maximum outstanding at any month end	$4,119	$2,525	$3,557
Weighted average interest rate at end of period	0.15%	0.15%	0.15%
Average interest rate during period	0.15%	0.15%	0.15%

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. As of December 31, 2015 and 2014, the principal balance of these loans sold with recourse amounted to $1.0 million and $1.1 million, respectively. The agreement related to this sale contains provisions requiring that during the initial 120 months we repurchase any loan that becomes 90 days past due. We are required to repurchase any such past due loan for 100 percent of the unpaid principal plus interest to repurchase date. We have not incurred, and do not expect to incur, any losses related to the loans sold with recourse.

Personnel

At December 31, 2015, the Bank had 123 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

New Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” was signed into law in January 2015 and became effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s Tier 1 capital.

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

Federal Regulations

Prompt Corrective Action Regulations. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate increased regulatory capital standards that were effective January 1, 2015 (discussed below). Banks are placed in one of the following five categories based on the bank’s capital:

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

At December 31, 2015, Belmont Savings Bank met the criteria for being considered “well-capitalized.”

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Belmont Savings Bank, are required to comply with minimum leverage capital requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. These capital requirements were effective January 1, 2015. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions if it deems necessary.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2015, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2015, Belmont Savings Bank paid $79,000 in fees related to the FICO.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2015, Belmont Savings Bank was in compliance with this requirement.

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

BSB Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to banks were applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

The Dodd-Frank Act codified the “source of strength” doctrine. That longstanding policy of the Federal Reserve Board requires bank holding companies to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the BSB Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

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

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities. We intend to continue our growth. Specifically, we intend to continue to increase our commercial real estate loans, one to four family residential real estate loans, home equity lines of credit and commercial business loans, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have incurred substantial additional expenses due to the execution of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully execute our strategic plan, results of operations will be negatively affected by these increased costs.

The successful continuation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to continue to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, one to four family residential real estate loans, home equity lines of credit and commercial business loans. While we believe we have the management resources in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in achieving our business strategy goals.

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

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2015, $449.4 million, or 29.2% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one to four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one- to four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2015, our indirect automobile loans totaled $104.0 million, or 6.8% of our total loan portfolio. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Although we have suspended new originations due to unattractive yields, it remains difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. These loans may have delinquency or charge off levels above our estimates, which would adversely affect our future performance. In addition, if our losses on these loans increase, it may become necessary to increase our provision for loan losses, which would also adversely impact our future earnings.

A portion of our one to four family residential mortgage loan portfolio is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2015, of the $709.4 million of one to four family residential mortgage loans in our portfolio, $47.7 million, or 6.73% of this amount, were comprised of non-owner occupied properties.

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

At December 31, 2015, $160.0 million, or 10.4%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

A significant portion of our loans are fixed-rate one to four family residential mortgage loans with terms of up to 30 years, 3/1, 5/1, 7/1 and 10/1 adjustable rate mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2015 our interest rate risk analysis indicated that our base forecasted net interest income would decrease by 12.0% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2015, $328.8 million, or 46.4% of our $709.4 million total one to four family residential mortgage loans due after December 31, 2016 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Because a portion of the securities in our portfolio are classified as available for sale, a decline in the fair value of our securities could cause a decline in our reported equity and/or net income.

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Although the Federal Reserve Board increased target interest rates in December 2015, market interest rates on the loans we have originated and the yields on securities we have purchased since 2008 have been lower than in prior years. Our ability to reduce our interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

Changes in law, regulation or oversight may adversely affect our operations.

We are subject to extensive regulation under federal and state laws, as well as supervision and examination by the Massachusetts Commissioner of Banks, FDIC, Federal Reserve, SEC, the Consumer Financial Protection Bureau (“CFPB”), and other regulatory bodies. Congress and federal agencies have significantly increased their focus on the regulation of the financial services industry. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes, many parts of which are now in effect. The Federal Reserve has adopted regulations implementing the Basel III framework on bank capital adequacy, stress testing, and market liquidity risk in the U.S. These regulations affect our lending practices, deposits, capital structure, investment practices, operating activities and growth, among other things. Regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways. In addition, such changes could also subject us to additional costs and limit the types of financial services and products we may offer. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, the loss of FDIC insurance, the revocation of our banking charter, civil money penalties and/or reputation damage, which could have a material adverse impact on our businesses, results of operations and financial condition. The effects of such legislation and regulatory actions on us cannot be reliably determined at this time. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.

Our ability to originate and sell loans could be restricted by recently adopted federal regulations.

The CFPB has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan. Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement. The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the CFPB.

These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network (“FinCEN”). The FinCEN has delegated examination authority for compliance by banks with the Bank Secrecy Act to the federal bank regulators. The rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

The CFPB is in the process of reshaping the consumer financial laws through rulemaking and enforcement of such laws against unfair, deceptive and abusive acts or practices.

Compliance with consumer financial laws may impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices was created by the Dodd-Frank Act and did not previously exist in federal law. The meaning of the prohibition is being clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. The CFPB has further issued a series of final rules to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing that may increase the cost of originating and servicing residential mortgage loans, which went into effect in January 2014. While it is difficult to quantify the increase in our regulatory compliance burden, we do believe that costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.

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

A worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes or an increase in unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Our risk management process aims to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We aim to monitor and control our risk exposure through a framework of policies, procedures and reporting mechanisms. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If the our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

The recent change in regulatory capital requirements may have an adverse impact on the our future financial results.

In 2013, the FDIC and FRB approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules went into effect on January 1, 2015, although certain portions of the rule, including the capital conservation buffer, are being phased in over a period of several years. The application of more stringent capital requirements, including the phase in of the capital conservation buffer, could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase of shares if we were unable to comply with such requirements.

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

Changes in accounting standards could adversely affect us.

In December 2012, the FASB issued a proposed standard on accounting for credit losses. It would replace multiple existing impairment models, including an “incurred loss” model for loans, with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may materially reduce retained earnings in the period of adoption.

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

Changes in the programs offered by secondary market purchasers or our ability to qualify for their programs, or the loss of our ability to purchase mortgage loans through our correspondent bank relationships, may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid since 2010 have been far lower than the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2015, the carrying value of our FHLB of Boston stock was $18.3 million.

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

The potential need to adapt to changes in information technology could adversely impact our operations and require increased capital spending. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, could adversely impact our operations, damage its reputation and require increased capital spending. Our information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, negligence, fraud and other unauthorized attempts to access or interfere with these systems and proprietary information. Although we believe we have implemented and maintain reasonable security controls over proprietary information as well as information of our customers, stockholders and employees, a breach of these security controls may have a material adverse effect on our business, financial condition and results of operations and could subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operated from our six full-service banking offices at December 31, 2015, including our main office and five branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. The net book value of our premises, land and equipment was $2.7 million at December 31, 2015. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Full Service Banking Offices:

Main Office 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Trapelo Road 277 Trapelo Road Belmont, Massachusetts 02478	1992	Owned

Watertown Square 53 Mount Auburn Street Watertown, Massachusetts 02472	2001	Leased	(1)

Shaws Supermarket In-Store Branch 1070 Lexington Street Waltham, Massachusetts 02452	2012	Leased	(2)

Shaws Supermarket In-Store Branch 33 Austin Street Newton, Massachusetts 02460	2013	Leased	(3)

Star Market Supermarket In-Store Branch 699 Mount Auburn Street Cambridge, Massachusetts 02138	2013	Leased	(4)

Administrative Offices

Leonard Street 2 Leonard Street Belmont, Massachusetts 02478	1969	Owned

Concord Avenue – Suite 3 385 Concord Avenue Belmont, Massachusetts 02478	2010	Leased	(5)

Concord Avenue – Suite 105 385 Concord Avenue Belmont, Massachusetts 02478	2014	Leased	(5)

Location	Year Opened	Owned/ Leased

Concord Avenue – Suite 205 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased	(5)

Fall River 10 N. Main Street Fall River, Massachusetts 02722	2010	Leased	(6)

Concord Avenue – Suite 203A 385 Concord Avenue Belmont, Massachusetts 02478	2012	Leased	(5)

(1)	Lease expires in March 2017.
(2)	Lease expires in March 2025.
(3)	Lease expires in July 2023.
(4)	Lease expires in May 2023.
(5)	Lease expires in September 2020.
(6)	Lease expires in August 2017.

ITEM 3.	LEGAL PROCEEDINGS

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

	Period Ending
Index	10/05/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
BSB Bancorp, Inc.	100.00	102.23	118.62	146.36	180.70	226.87
Russell 2000	100.00	113.01	131.48	182.53	191.46	183.01
SNL Thrift NASDAQ	100.00	108.17	129.10	163.69	181.30	207.17

Holders.

As of March 4, 2016, there were 284 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	828,594	$12.40	42,444
Equity compensation plans not approved by security holders	—	—	—

Total	828,594	$12.40	42,444

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,812,916	$1,425,550	$1,054,619	$838,082	$669,005
Cash and cash equivalents	51,261	51,767	38,042	52,712	22,795
Investment securities - available-for-sale	21,876	22,079	21,921	22,621	—
Investment securities - held-to-maturity	137,119	118,528	119,776	63,984	89,391
Loans receivable, net	1,534,957	1,179,399	839,013	654,295	509,964
Federal Home Loan Bank stock	18,309	13,712	7,712	7,627	8,038
Bank-owned life insurance	29,787	23,888	13,325	12,884	12,420
Deposits	1,269,519	984,562	764,753	607,865	430,654
Federal Home Loan Bank advances	374,000	285,100	142,100	83,100	95,600
Securities sold under agreements to repurchase	3,695	1,392	2,127	3,404	2,985
Other borrowed funds	1,020	1,067	1,113	1,156	1,502
Total stockholders’ equity	146,203	137,010	130,421	133,308	131,506

	For the Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$48,406	$38,652	$30,968	$26,824	$22,222
Interest expense	10,194	7,051	4,987	5,133	5,645

Net interest and dividend income	38,212	31,601	25,981	21,691	16,577
Provision for loan losses	2,317	1,552	1,498	2,736	2,285

Net interest and dividend income after provision for loan losses	35,895	30,049	24,483	18,955	14,292
Noninterest income	3,165	3,294	3,610	4,705	4,507
Noninterest expense	27,824	26,490	25,091	21,546	18,205

Income before income tax expense	11,236	6,853	3,002	2,114	594
Income tax expense	4,322	2,562	1,042	713	295

Net income	$6,914	$4,291	$1,960	$1,401	$299

	At or for the fiscal years ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.44%	0.35%	0.21%	0.19%	0.05%
Return on average equity	4.87%	3.20%	1.50%	1.06%	0.44%
Interest rate spread (1)	2.33%	2.47%	2.69%	2.68%	2.91%
Net interest margin (2)	2.48%	2.64%	2.89%	2.97%	3.11%
Efficiency ratio (3)	67.25%	75.91%	84.79%	81.62%	86.34%
Noninterest expense to average total assets	1.77%	2.16%	2.72%	2.85%	3.24%
Average interest-earning assets to average interest-bearing liabilities	122.46%	128.79%	137.34%	139.29%	119.10%
Average equity to average total assets	9.01%	10.91%	14.11%	17.47%	12.04%
Asset Quality Ratios:
Non-performing assets to total assets	0.20%	0.20%	0.39%	0.52%	0.67%
Non-performing loans to total loans	0.24%	0.23%	0.49%	0.55%	0.86%
Allowance for loan losses to non-performing loans	309.56%	320.59%	193.39%	177.86%	107.88%
Allowance for loan losses to total loans	0.73%	0.75%	0.95%	0.98%	0.93%
Capital Ratios (4):
Total capital to risk-weighted assets	12.22%	12.99%	16.30%	24.32%	29.37%
Tier 1 capital to risk-weighted assets	11.34%	12.19%	15.35%	23.18%	28.31%
Common Equity Tier 1 Capital to risk-weighted assets	11.34%	N/A	N/A	N/A	N/A
Tier 1 capital to average assets	8.37%	10.05%	12.59%	16.02%	20.14%
Other Data:
Number of full service offices	6	6	7	5	4
Full time equivalent employees	129	126	123	114	96

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositor’s money market, savings, checking, and certificates of deposit accounts and to a lesser extent Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale securities, and other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums, director compensation and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

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

In 2009, Belmont Savings Bank reorganized into the mutual holding company structure. In 2010, the Board of Directors approved a new strategic plan designed to increase growth and long-term profitability of the Bank. On October 4, 2011, we completed our initial public offering of common stock in connection with BSB Bancorp, MHC’s mutual-to-stock conversion, selling 8,993,000 shares of common stock at $10.00 per share, including 458,643 shares sold to Belmont Savings Bank’s employee stock ownership plan, and raising approximately $89.9 million of gross proceeds. In addition, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation.

Further, following a comprehensive strategic review of the Bank’s management and operations, the Board of Directors of the bank approved a new strategic plan designed to increase the growth and profitability of the bank. The strategic plan contemplated significant growth in assets and liabilities over the next several years with the intent of building upon Belmont Savings Bank’s leading market share in Belmont and the surrounding communities, striving to be the “Bank of Choice” for small businesses in its market area and the trusted lending partner for area commercial real estate investors, developers and managers. The strategic plan was intended to take advantage of the sound Eastern Massachusetts economy, which has not been as negatively affected by the recent recession as other regions of the United States. Our current strategy also includes striving to be the “Bank of Choice” for deposit driven small businesses and municipalities in its market area.

The current strategic plan includes growth in one to four family residential real estate loans, increased home equity lending and increased commercial real estate lending. Our portfolios of commercial real estate loans, one to four family residential real estate loans, home equity lines of credit and commercial business loans have increased in accordance with the strategic plan, and we intend to continue this strategy of origination of such loans, while selling a portion of the loans that we originate from time to time as conditions warrant. We have also suspended originations of indirect auto loans due to the current market conditions and low interest rate environment.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $3.6 million, or 0.20% of total assets, at December 31, 2015, compared to $2.8 million, or 0.20% of total assets, at December 31, 2014, and $4.1 million, or 0.39% of total assets, at December 31, 2013. Total loan delinquencies of 60 days or more as of December 31, 2015 were $554,000. Our provision for loan losses was $2.3 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, we experienced net recoveries of $42,000. For the years ending December 31, 2014 and 2013, we experienced net charge offs and recoveries of $629,000 and $20,000, respectively.

Management pays close attention to the ongoing operating expenses incurred by the Company while making needed capital expenditures and prudently investing in our infrastructure. The Company’s primary expenses are related to salaries and employee benefits, data processing costs and expenses associated with buildings and equipment. During 2015, noninterest expense was managed well and we continue to make improvements in our efficiency ratio. The Company’s efficiency ratio for the years ending December 31, 2015, 2014, and 2013 was 67.3%, 75.9% and 84.8%, respectively.

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

Securities Valuation and Impairment. Our available-for-sale securities portfolio consists of corporate bonds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consists of corporate bonds and U.S. government agency sponsored mortgage-backed securities for which we have the positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If the amortized cost basis of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the probability of a near-term recovery in value and our intent to sell the security and whether it is more likely than not that we will be required to sell the security before full recovery of our investment or maturity. If such a decline is deemed other-than-temporary for equity securities, an impairment charge is recorded through current earnings based upon the estimated fair value of the security at the time of impairment and a new cost basis in the investment is established. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, we will recognize the full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total Assets. Total assets increased $387.4 million, or 27.2% to $1.8 billion at December 31, 2015, from $1.4 billion at December 31, 2014. The increase was primarily the result of a $355.6 million, or 30.1% increase in net loans and an $18.4 million, or 13.1% increase in investment securities.

Loans. Net loans increased by $355.6 million to $1.5 billion at December 31, 2015 from $1.2 billion at December 31, 2014. The increase in net loans was primarily due to increases of $258.9 million or 57.5% in one to four family residential loans, $54.2 million, or 13.7%, in commercial real estate loans, $29.3 million, or 93.4%, in construction loans, $28.4 million, or 21.6% in home equity lines of credit and $14.0 million, or 35.8% in commercial business loans. Partially offsetting these increases was a decrease of $28.0 million, or 21.2% in indirect automobile loans as we have suspended originations due to current market conditions. Our plan to prudently build our commercial and consumer loan portfolios continues as significant growth was achieved in each of our strategic business lines while credit losses remained low.

Investment Securities. The carrying value of total investment securities increased by $18.4 million to $159.0 million at December 31, 2015, from $140.6 million at December 31, 2014. The increase in investment securities was driven by an increase of $18.6 million, or 15.7% in securities classified as held-to-maturity.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $506,000 to $51.3 million at December 31, 2015, from $51.8 million at December 31, 2014.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2015, our investment in bank-owned life insurance was $29.8 million, an increase of $5.9 million from $23.9 million at December 31, 2014, primarily due to purchases of $5.0 million and increases in the cash surrender value.

Deposits. Deposits increased $285.0 million, or 28.9%, to $1.3 billion at December 31, 2015 from $984.6 million at December 31, 2014. The increase in deposits was primarily due to a $187.3 million, or 37.7% increase in savings accounts, a $53.2 million, or 72.6% increase in interest bearing checking accounts, a $32.2 million or 14.2%, increase in certificate of deposit accounts and a $13.3 million or 7.4%, increase in demand deposit accounts. This strong growth was due to the impact of our business banking programs focused on deposit driven businesses, growth in our municipal banking products, as well as the effective cross selling of deposit relationships of new and existing borrowers by our commercial real estate lenders. Our core deposit accounts, which we consider to include all deposits other than CDs and brokered CDs, experienced significant growth of $252.7 million, or 33.3%, which indicates that core banking relationships continue to grow.

Borrowings. At December 31, 2015, borrowings consisted of advances from the Federal Home Loan Bank of Boston, securities sold to customers under agreements to repurchase, or “repurchase agreements”, and other borrowed funds consisting of the balance of loans that we sold with recourse to another financial institution in March of 2006 that are accounted for as secured borrowings.

Total borrowings increased $91.2 million, or 31.7%, to $378.7 million at December 31, 2015, from $287.6 million at December 31, 2014. This increase was driven by an increase in advances from the Federal Home Loan Bank of Boston of $88.9 million, or 31.2%.

Stockholders’ Equity. Total stockholders’ equity increased $9.2 million to $146.2 million at December 31, 2015, from $137.0 million at December 31, 2014. This increase is primarily the result of earnings of $6.9 million and a $2.4 million increase in additional paid-in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Net income increased $2.6 million, or 61.1%, to $6.9 million for the year ended December 31, 2015, from $4.3 million for the year ended December 31, 2014. The increase was primarily due to a $5.8 million increase in net interest and dividend income after the provision for loan losses, partially offset by a $1.3 million increase in noninterest expense, $129,000 decrease in noninterest income and a $1.8 million increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $6.6 million to $38.2 million for the year ended December 31, 2015, from $31.6 million for the year ended December 31, 2014. The increase in net interest and dividend income was primarily due to an increase in our net interest-earning assets and the ability to attract lower cost core deposits and take advantage of the historically low wholesale funding rates. Net average interest-earning assets increased $14.3 million, or 5.4%, to $279.6 million for the year ended December 31, 2015 from $265.3 million for the year ended December 31, 2014. Our net interest margin decreased 16 basis points to 2.48% for the year ended December 31, 2015, compared to 2.64% for the year ended December 31, 2014, and our net interest rate spread decreased 14 basis points to 2.33% for the year ended December 31, 2015, compared to 2.47% for the year ended December 31, 2014.

Interest and Dividend Income. Total interest and dividend income increased $9.8 million, or 25.2%, to $48.4 million for the year ended December 31, 2015, from $38.7 million for the year ended December 31, 2014. The increase in interest and dividend income was primarily due to a $9.6 million increase in interest income on loans. The increase in interest income on loans resulted from a $327.4 million increase in the average balance of loans, partially offset by a 14 basis point decrease in the average yield on loans to 3.36% from 3.50%, primarily due to lower market interest rates during 2015.

Interest Expense. Interest expense increased $3.1 million, or 44.6%, to $10.2 million for the year ended December 31, 2015, from $7.1 million for the year ended December 31, 2014. The increase was driven by a $318.3 million increase in the average balance of interest-bearing liabilities as well an increase in the average cost of funds of .06% to 0.82% from 0.76%.

Interest expense on interest-bearing deposits increased by $2.0 million to $7.8 million for the year ended December 31, 2015, from $5.8 million for the year ended December 31, 2014. This increase was primarily due to an increase of $233.9 million in the average balance of interest bearing deposits to $950.3 million from $716.4 million at December 31, 2015 and 2014, respectively. The average cost of interest-bearing deposits remained low at 0.82% for the year ended December 31, 2015, compared to 0.81% for the year ended December 31, 2014. We experienced an increase in the average cost of interest bearing checking accounts for the year ended December 31, 2015 as we have focused on growing these products and attracting new relationships.

Interest expense on Federal Home Loan Bank advances increased $1.2 million to $2.4 million for the year ended December 31, 2015, from $1.2 million for the year ended December 31, 2014. This increase was primarily due to an increase in the average cost of advances to 0.82% for the year ended December 31, 2015, from 0.58% for the year ended December 31, 2014. Also driving this additional interest expense was an increase of $84.0 million in the average balance of Federal Home Loan Bank advances to $290.8 million for the year ended December 31, 2015, from $206.8 million for the year ended December 31, 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the year ended December 31, 2015, compared to a provision for loan losses of $1.6 million for the year ended December 31, 2014. We recorded net recoveries of $42,000 for the year ended December 31, 2015 compared to net charge offs of $629,000 during the year ended December 31, 2014. The allowance for loan losses was $11.2 million, or 0.73% of total loans, at December 31, 2015, compared to $8.9 million, or 0.75% of total loans, at December 31, 2014.

Noninterest Income. Noninterest income decreased $129,000 to $3.2 million for the year ended December 31, 2015, from $3.3 million for the year ended December 31, 2014. This decrease was primarily the result of a decrease in loan servicing fee income of $212,000, a decrease in other income of $180,000 and a decrease in net gains on sales of loans of $91,000. Partially offsetting these decreases was an increase in income from bank owned life insurance of $334,000 as we purchased additional bank owned life insurance policies of $5.0 million and $10.0 million during 2015 and 2014, respectively.

Noninterest Expense. Noninterest expense increased $1.3 million to $27.8 million for the year ended December 31, 2015, from $26.5 million for the year ended December 31, 2014. This increase was largely the result of increases in salaries and employee benefits of $1.0 million. Deposit insurance costs also increased $220,000.

Income Tax Expense. We recorded a provision for income taxes of $4.3 million for the year ended December 31, 2015, compared to a provision for income taxes of $2.6 million for the year ended December 31, 2014, reflecting effective tax rates of 38.5% and 37.4%, respectively. The increase in the effective tax rate for 2015 was primarily the result of the reduced impact of income from bank owned life insurance as a percentage of total income during 2015 as well as no benefit in 2015 from reductions in the valuation allowance that occurred during 2014. Partially offsetting these items was a reduced impact of non deductible share based compensation as a percentage of total income.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income increased $2.3 million, or 118.9%, to $4.3 million for the year ended December 31, 2014, from $2.0 million for the year ended December 31, 2013. The increase was primarily due to a $5.6 million increase in net interest and dividend income after the provision for loan losses, partially offset by a $1.4 million increase in noninterest expense, a $315,000 decrease in noninterest income and an increase in income tax expense of $1.5 million.

Net Interest and Dividend Income. Net interest and dividend income increased by $5.6 million to $31.6 million for the year ended December 31, 2014, from $26.0 million for the year ended December 31, 2013. The increase in net interest and dividend income was primarily due to an increase in our net interest earning assets and the ability to attract lower cost core deposits and take advantage of the historically low wholesale funding rates. Net average interest-earning assets increased $22.5 million, or 9.2%, to $266.4 million for the year ended December 31, 2014 from $243.9 million for the year ended December 31, 2013. Our net interest margin decreased 25 basis points to 2.64% for the year ended December 31, 2014, compared to 2.89% for the year ended December 31, 2013, and our net interest rate spread decreased 22 basis points to 2.47% for the year ended December 31, 2014, compared to 2.69% for the year ended December 31, 2013.

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

Noninterest Income. Noninterest income decreased $316,000 to $3.3 million for the year ended December 31, 2014, from $3.6 million for the year ended December 31, 2013. This decrease was primarily the result of a decrease in net gains on sales of loans of $538,000, as we benefited less during 2014 from the interest rate environment as compared to 2013. Partially offsetting this was an increase in income from bank owned life insurance of $124,000 as we purchased $10.0 million in additional bank owned life insurance during 2014.

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

	For the Year Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,335,748	$44,890	3.36%	$1,008,325	$35,293	3.50%	$753,581	$28,403	3.77%
Securities	149,806	3,064	2.05%	144,027	3,131	2.17%	103,854	2,455	2.36%
Other	38,607	79	0.20%	39,265	85	0.22%	39,748	82	0.21%

Total interest-earning assets (4)	1,524,161	48,033	3.15%	1,191,617	38,509	3.23%	897,183	30,940	3.45%
Non-interest-earning assets	51,401			35,762			26,790

Total assets	$1,575,562			$1,227,379			$923,973

Interest-bearing liabilities:
Regular savings accounts	595,447	3,515	0.59%	474,857	2,883	0.61%	383,316	2,233	0.58%
Checking accounts	94,219	333	0.35%	51,554	108	0.21%	31,057	36	0.12%
Money market accounts	8,774	6	0.07%	9,873	8	0.08%	10,198	8	0.08%
Certificates of deposit	251,887	3,914	1.55%	180,115	2,810	1.56%	123,193	1,938	1.57%

Total interest-bearing deposits	950,327	7,768	0.82%	716,399	5,809	0.81%	547,764	4,215	0.77%
Federal Home Loan Bank advances	290,812	2,394	0.82%	206,801	1,209	0.58%	101,385	735	0.72%
Securities sold under agreements to repurchase	2,399	4	0.17%	2,025	3	0.15%	2,995	4	0.13%
Other borrowed funds	1,045	28	2.68%	1,091	30	2.75%	1,136	33	2.90%

Total interest-bearing liabilities	1,244,583	10,194	0.82%	926,316	7,051	0.76%	653,280	4,987	0.76%
Non-interest-bearing liabilities	189,047			167,146			140,358

Total liabilities	1,433,630			1,093,462			793,638
Equity	141,932			133,917			130,335

Total liabilities and equity	$1,575,562			$1,227,379			$923,973

Net interest income		$37,839			$31,458			$25,953

Net interest rate spread (1)			2.33%			2.47%			2.69%
Net interest-earning assets (2)	$279,578			$265,301			$243,903

Net interest margin (3)			2.48%			2.64%			2.89%
Average interest-earning assets to interest-bearing liabilities	122.46%			128.64%			137.34%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(4)	Totals do not include FHLB stock dividends of $373,000, $143,000 and $28,000 for the years ended December 31, 2015, 2014and 2013, respectively.

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

	Fiscal Years Ended December 31,			Fiscal Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)
	Due to		Total Increase (Decrease)	Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$11,053	$(1,456)	$9,597	$9,041	$(2,151)	$6,890
Securities	123	(190)	(67)	886	(210)	676
Other	(1)	(5)	(6)	(1)	4	3

Total interest-earning assets	$11,175	$(1,651)	$9,524	$9,926	$(2,357)	$7,569

Interest-bearing liabilities:
Regular savings accounts	$714	$(82)	$632	$548	$102	$650
Checking accounts	123	102	225	32	40	72
Money market accounts	(1)	(1)	(2)	—	—	—
Certificates of deposit	1,115	(11)	1,104	888	(16)	872

Total interest-bearing deposits	1,951	8	1,959	1,468	126	1,594
Federal Home Loan Bank advances	591	594	1,185	639	(165)	474
Securities sold under agreements to repurchase	1	—	1	(1)	—	(1)
Other borrowed funds	(1)	(1)	(2)	(1)	(2)	(3)

Total interest-bearing liabilities	2,542	601	3,143	2,105	(41)	2,064

Change in net interest income	$8,633	$(2,252)	$6,381	$7,821	$(2,316)	$5,505

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

Net Interest Income Analysis

We analyze the Bank’s sensitivity to changes in interest rates through the Bank’s net interest income model. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and securities, and the interest the Bank pays on our interest-bearing liabilities, such as deposits and borrowings. We estimate what the Bank’s net interest income would be under different scenarios including instantaneous parallel shifts (“shock”) to market interest rates and gradual (12 to 24 months) shifts in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the Bank’s net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The following table shows the estimated impact on the Bank’s base forecasted net interest income (“NII”) for the one-year period beginning December 31, 2015 resulting from potential changes in interest rates.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-18.4%
+200	-6.8%
- 100	-1.0%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 6.8% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.0% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2015 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 17.7% decrease in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience an 11.6% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2015, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $51.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2015, we had $64.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $245.0 million in unused lines of credit to borrowers and $12.2 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2015 totaled $68.4 million, or 5.4%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2015.

Our primary investing activity is originating and purchasing loans. During the years ended December 31, 2015 and 2014, we funded $749.9 million and $676.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $285.0 million and $219.8 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the level of brokered time deposits was $114.0 million and $85.1 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2015, we had $374.0 million of Federal Home Loan Bank advances outstanding. At that date we had the ability to borrow up to an additional $171.3 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2015.

	December 31, 2015
		More than	More than
	One year	one year to	three years to	More than
	or less	three years	five years	five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$208,000	$82,000	$84,000	$—	$374,000
Other borrowed funds	—	—	—	1,020	1,020
Securities sold under agreements to repurchase	3,695	—	—	—	3,695
Certificates of deposit	68,400	136,198	53,837	—	258,435
Operating leases	377	580	535	366	1,858

Total contractual obligations	$280,472	$218,778	$138,372	$1,386	$639,008

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Baker Newman & Noyes, LLC, the Company’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BSB Bancorp, Inc.

Belmont, Massachusetts

We have audited the accompanying consolidated balance sheet of BSB Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BSB Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Baker Newman & Noyes

Limited Liability Company

Peabody, Massachusetts

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BSB Bancorp, Inc.

Belmont, Massachusetts

We have audited the accompanying consolidated balance sheet of BSB Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BSB Bancorp, Inc.

Belmont, Massachusetts

We have audited BSB Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BSB Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for year ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ Baker Newman & Noyes
Limited Liability Company

Peabody, Massachusetts

March 11, 2016

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,871	$2,275
Interest-bearing deposits in other banks	49,390	49,492

Cash and cash equivalents	51,261	51,767
Interest-bearing time deposits with other banks	131	131
Investments in available-for-sale securities	21,876	22,079
Investments in held-to-maturity securities (fair value of $136,728 as of December 31, 2015 and $119,447 as of December 31, 2014)	137,119	118,528
Federal Home Loan Bank stock, at cost	18,309	13,712
Loans held-for-sale	1,245	—
Loans, net of allowance for loan losses of $11,240 as of December 31, 2015 and $8,881 as of December 31, 2014	1,534,957	1,179,399
Premises and equipment, net	2,657	3,066
Accrued interest receivable	3,781	2,977
Deferred tax asset, net	6,726	5,642
Income taxes receivable	—	321
Bank-owned life insurance	29,787	23,888
Other real estate owned	—	—
Other assets	5,067	4,040

Total assets	$1,812,916	$1,425,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$192,476	$179,205
Interest-bearing	1,077,043	805,357

Total deposits	1,269,519	984,562
Federal Home Loan Bank advances	374,000	285,100
Securities sold under agreements to repurchase	3,695	1,392
Other borrowed funds	1,020	1,067
Accrued interest payable	993	961
Deferred compensation liability	6,434	5,751
Income taxes payable	184	—
Other liabilities	10,868	9,707

Total liabilities	1,666,713	1,288,540

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,086,639 and 9,067,792 shares issued and outstanding at December 31, 2015 and 2014, respectively	91	91
Additional paid-in capital	89,648	87,428
Retained earnings	60,517	53,603
Accumulated other comprehensive loss	(116)	(22)
Unearned compensation - ESOP	(3,937)	(4,090)

Total stockholders’ equity	146,203	137,010

Total liabilities and stockholders’ equity	$1,812,916	$1,425,550

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$44,890	$35,293	$28,403
Interest on debt securities:
Taxable	3,064	3,131	2,455
Dividends	373	143	28
Other interest income	79	85	82

Total interest and dividend income	48,406	38,652	30,968

Interest expense:
Interest on deposits	7,768	5,809	4,215
Interest on Federal Home Loan Bank advances	2,394	1,209	735
Interest on securities sold under agreements to repurchase	4	3	4
Interest on other borrowed funds	28	30	33

Total interest expense	10,194	7,051	4,987

Net interest and dividend income	38,212	31,601	25,981
Provision for loan losses	2,317	1,552	1,498

Net interest and dividend income after provision for loan losses	35,895	30,049	24,483

Noninterest income:
Customer service fees	894	874	938
Income from bank-owned life insurance	893	559	435
Net gain on sales of loans	395	486	1,024
Net gain on sales of securities	—	—	34
Loan servicing fee income	614	826	750
Other income	369	549	429

Total noninterest income	3,165	3,294	3,610

Noninterest expense:
Salaries and employee benefits	17,610	16,581	15,207
Director compensation	912	1,032	889
Occupancy expense	1,074	1,060	951
Equipment expense	533	605	650
Deposit insurance	969	749	575
Data processing	3,108	2,933	2,777
Professional fees	749	765	929
Marketing	926	975	999
Other expense	1,943	1,790	2,114

Total noninterest expense	27,824	26,490	25,091

Income before income tax expense	11,236	6,853	3,002
Income tax expense	4,322	2,562	1,042

Net income	$6,914	$4,291	$1,960

Net income available to common stockholders	$6,747	$4,152	$1,881

Earnings per share
Basic	$0.80	$0.50	$0.22
Diluted	$0.78	$0.49	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$6,914	$4,291	$1,960
Other comprehensive (loss) income , net of tax:
Net change in fair value of securities available for sale	(78)	138	(301)
Net change in other comprehensive income for defined- benefit postretirement plan	(16)	28	45

Total other comprehensive (loss) income	(94)	166	(256)

Total comprehensive income	$6,820	$4,457	$1,704

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2012	9,532,430	$95	$90,188	$47,352	$68	$(4,395)	$133,308
Net income	—	—	—	1,960	—	—	1,960
Other comprehensive loss	—	—	—	—	(256)	—	(256)
Release of ESOP stock	—	—	57	—	—	152	209
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	778	—	—	—	778
Tax benefit from stock compensation	—	—	31				31
Share repurchases	(476,622)	(4)	(6,474)	—	—	—	(6,478)

Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	4,291	—	—	4,291
Other comprehensive income	—	—	—	—	166	—	166
Release of ESOP stock	—	—	115	—	—	153	268
Stock based compensation-restricted stock awards	—	—	906	—	—	—	906
Stock based compensation-stock options	—	—	847	—	—	—	847
Tax benefit from stock compensation	—	—	109	—	—	—	109
Stock option exercises, net of shares surrendered	10,254	—	45	—	—	—	45
Restricted stock awards issued, net of awards surrendered	1,730	—	(43)	—	—	—	(43)

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	6,914	—	—	6,914
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Release of ESOP stock	—	—	168	—	—	153	321
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	791	—	—	—	791
Tax benefit from stock compensation	—	—	215	—	—	—	215
Stock option exercises, net of shares surrendered	21,113	—	228	—	—	—	228
Restricted stock awards surrendered	(2,266)	—	(51)	—	—	—	(51)

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$6,914	$4,291	$1,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	732	606	608
Net gain on sales of securities		—	(34)
Gain on sales of loans, net	(395)	(486)	(1,024)
Loans originated for sale	(13,678)	(18,771)	(87,892)
Proceeds from sales of loans	22,943	34,014	98,773
Provision for loan losses	2,317	1,552	1,498
Change in unamortized mortgage premium	(1,796)	(1,045)	(883)
Change in net deferred loan costs	405	(1,533)	(758)
ESOP expense	321	268	209
Depreciation and amortization expense	726	761	716
Impairment of fixed assets	6	3	41
Deferred income tax benefit	(1,021)	(608)	(961)
Increase in bank-owned life insurance	(893)	(559)	(435)
Loss (gain) on sale of other real estate owned	10	—	(5)
Stock based compensation expense	1,660	1,753	1,647
Excess tax benefit from stock-based compensation	(215)	(109)	(31)
Net change in:
Accrued interest receivable	(804)	(736)	(24)
Other assets	(1,027)	(43)	(1,723)
Income taxes receivable	321	(321)	806
Income taxes payable	398	(69)	209
Accrued interest payable	32	278	228
Deferred compensation liability	683	614	452
Other liabilities	446	1,088	3,875

Net cash provided by operating activities	18,085	20,948	17,252

	Years Ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	—	119	—
Purchases of interest-bearing time deposits with other banks	—	(131)	—
Purchases of available-for-sale securities	—	—	(17,833)
Proceeds from sales of available-for-sale securities	—	—	17,985
Proceeds from maturities, payments, and calls of held-to-maturity securities	21,459	20,330	25,585
Purchases of held-to-maturity securities	(40,708)	(19,616)	(81,891)
Purchases of community loan fund investments	—	—	(250)
Redemption of Federal Home Loan Bank stock	—	405	496
Purchases of Federal Home Loan Bank stock	(4,597)	(6,405)	(581)
Recoveries of loans previously charged off	261	29	155
Loan originations and principal collections, net	(79,445)	(184,634)	(54,098)
Purchases of loans	(288,928)	(169,512)	(129,284)
Capital expenditures	(323)	(503)	(1,182)
Capital expenditures on other real estate owned	(7)	—	(79)
Premiums paid on bank-owned life insurance	(5,006)	(10,004)	(6)
Proceeds from sales of other real estate	1,510	—	745

Net cash used in investing activities	(395,784)	(369,922)	(240,238)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	252,735	139,779	132,017
Net increase in time deposits	32,222	80,030	24,871
Proceeds from Federal Home Loan Bank advances	84,000	50,000	17,000
Principal payments on Federal Home Loan Bank advances	(14,100)	(9,000)	(23,000)
Net change in short-term advances	19,000	102,000	65,000
Net increase (decrease) in securities sold under agreements to repurchase	2,303	(735)	(1,277)
Repayment of principal on other borrowed funds	(47)	(46)	(43)
Proceeds from exercise of stock options, net of cash paid	228	45	—
Restricted stock awards issued, net of awards surrendered	(51)	(43)	—
Net increase in mortgagors’ escrow accounts	688	560	195
Payments to repurchase stock	—	—	(6,478)
Excess tax benefit from stock-based compensation	215	109	31

Net cash provided by financing activities	377,193	362,699	208,316

Net (decrease) increase in cash and cash equivalents	(506)	13,725	(14,670)
Cash and cash equivalents at beginning of period	51,767	38,042	52,712

Cash and cash equivalents at end of period	$51,261	$51,767	$38,042

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures:
Interest paid	$10,162	$6,773	$4,759
Income taxes paid	4,624	3,557	988
Transfer of loans receivable to loans held for sale	10,116	14,757	—
Transfer of loans to other real estate owned	1,513	—	—
Transfer of loans held for sale to loans receivable	—	—	1,347

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Belmont Savings Bank and BSB Funding Corporation and the Bank’s wholly owned subsidiary, BSB Investment Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and general practices within the financial services industry.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, valuation and potential other-than-temporary impairment (“OTTI”) of investment securities and the valuation of deferred tax assets.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be OTTI. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual securities.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2015, management deems its investment in FHLB of Boston stock to not be other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015 or 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity lines of credit – The Company generally does not originate or purchase loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is primarily dependent on the credit quality of the individual borrower and secondarily, liquidation of the collateral. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Collections are sensitive to changes in borrower financial circumstances, and the collateral can depreciate or be damaged in the event of repossession. Repayment is primarily dependent on the credit worthiness and the cash flow of the individual borrower and secondarily, liquidation of collateral.

Consumer loans - Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit, overdraft protection and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2015 and 2014, the reserve for unfunded loan commitments was $81,000 and $88,000, respectively. The related provision for off-balance sheet credit losses is included in non-interest expense in the statement of operations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated over the shorter of the lease term for leasehold improvements or their estimated useful lives.

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

The Company services mortgage and indirect auto loans for others. Loan servicing fee income is reported in the consolidated statements of operations as fees are earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing rights retained. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. No servicing assets or liabilities related to auto loans have been recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

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

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. The Company classifies residential real estate loans as in-substance repossessed or foreclosed upon either obtaining legal title to the residential real estate property upon completion of a foreclosure or when the borrower conveys all interest in the property to the Company to satisfy the loan through a completion of a deed in lieu of foreclosure or through a similar legal agreement.

Advertising Costs

Advertising costs are expensed as incurred.

Belmont Savings Bank Supplemental Executive Retirement Plan

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

Other Supplemental Executive Retirement Plans

The compensation cost of an employe’s retirement benefit is accrued over the estimated period of the employee’s service. At each measurement date, the aggregate amount accrued equals the then present value of the benefits expected to be provided to the employee in exchange for the employee’s service to that date.

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

Earnings per Share (EPS)

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Belmont Savings Bank Supplemental Executive Retirement Plan.

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU was to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU were effective for the Company on January 1, 2015. See Note 4-Loans, Allowance for Loan Losses and Credit Quality for applicable disclosures.

In May 2014, the FASB issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU defer the effective date of ASU 2014-09 for all entities by one year. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU were effective for the Company on January 1, 2015 and did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2015 and 2014 includes $19,603,000 and $15,263,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

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

	December 31, 2015				December 31, 2014
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available for sale securities:
Corporate debt securities	$22,126	$35	$(285)	$21,876	$22,199	$86	$(206)	$22,079

	$22,126	$35	$(285)	$21,876	$22,199	$86	$(206)	$22,079

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	$119,517	$460	$(965)	$119,012	$100,977	$1,019	$(227)	$101,769
Corporate debt securities	17,602	141	(27)	17,716	17,551	164	(37)	17,678

	$137,119	$601	$(992)	$136,728	$118,528	$1,183	$(264)	$119,447

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2015 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
Due in one year or less	$—	$—	$10	$10
Due from one year to five years	12,789	12,814	7,195	7,233
Due from five years to ten years	9,337	9,062	53,946	53,798
Due after ten years	—	—	75,968	75,687

At December 31, 2015 and 2014, securities with a carrying value of $5,731,000 and $3,830,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $48,105,000 and $51,062,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2015 and 2014, respectively, and securities with a carrying value of $15,700,000 and $15,662,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2015 and 2014, respectively.

Information relating to sales of securities available-for-sale during the years ending December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Proceeds from sales	$—	$—	$17,985
Gross realized gains	—	—	64
Gross realized losses	—	—	(30)
Tax expense of securities gains/losses	—	—	14

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are consolidated in our consolidated balance sheets in other assets and consisted primarily of cash and cash equivalents and mutual funds, and are classified as trading securities and recorded at fair value. The fair value of these investments at December 31, 2015 and December 31, 2014 were $2.5 million and $2.3 million, respectively. For the years ended December 31, 2015 and 2014, the net gain on these investments still held at the reporting date was $13,000 and $65,000, respectively. Refer to Note 15 – Employee Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

		Less than 12 Months		Over 12 Months
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
December 31, 2015:
Available-for-sale
Corporate debt securities	4	$9,745	$(75)	$4,127	$(210)
Held-to-maturity
Corporate debt securities	3	4,733	(27)	—	—
U.S. government sponsored mortgage-backed securities	52	89,366	(822)	5,430	(143)

Total temporarily impaired securities	59	$103,844	$(924)	$9,557	$(353)

		.
December 31, 2014:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,185	$(206)
Held-to-maturity
Corporate debt securities	3	4,691	(37)	—	—
U.S. government sponsored mortgage-backed securities	17	10,974	(34)	15,637	(193)

Total temporarily impaired securities	21	$15,665	$(71)	$19,822	$(399)

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

At December 31, 2015, 59 debt securities had unrealized losses with aggregate depreciation of 1.11% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

A summary of the balances of loans follows:

	December 31,
	2015	2014
Mortgage loans on real estate:
Residential one-to-four family	$709,426	$450,572
Commercial real estate loans	449,391	395,178
Home equity lines of credit	160,040	131,628
Construction loans	60,722	31,389

Total real estate loans	1,379,579	1,008,767

Other loans:
Commercial loans	53,192	39,161
Indirect auto loans	103,965	131,961
Consumer loans	453	774

	157,610	171,896

Total loans	1,537,189	1,180,663
Net deferred loan costs	4,663	5,068
Net unamortized mortgage premiums	4,345	2,549
Allowance for loan losses	(11,240)	(8,881)

Total loans, net	$1,534,957	$1,179,399

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2015 and 2014. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2015
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,364	$1,274	$(64)	$—	$3,574
Commercial real estate	4,043	435	—	—	4,478
Construction	228	573	—	—	801
Commercial	458	131	—	24	613
Home equity lines of credit	828	(99)	—	199	928
Indirect auto	778	(48)	(139)	32	623
Consumer	11	9	(16)	6	10
Unallocated	171	42	—	—	213

Total	$8,881	$2,317	$(219)	$261	$11,240

	Year Ended December 31, 2014
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,189	$550	$(375)	$—	$2,364
Commercial real estate	3,621	422	—	—	4,043
Construction	134	94	—	—	228
Commercial	419	43	(4)	—	458
Home equity lines of credit	681	346	(199)	—	828
Indirect auto	749	65	(51)	15	778
Consumer	26	—	(29)	14	11
Unallocated	139	32	—	—	171

Total	$7,958	$1,552	$(658)	$29	$8,881

	Year Ended December 31, 2013
	Beginning balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$1,412	$709	$—	$68	$2,189
Commercial real estate	3,039	582	—	—	3,621
Construction	198	(64)	—	—	134
Commercial	470	(51)	—	—	419
Home equity lines of credit	466	235	(20)	—	681
Indirect auto	772	(30)	(62)	69	749
Consumer	19	42	(53)	18	26
Unallocated	64	75	—	—	139

Total	$6,440	$1,498	$(135)	$155	$7,958

	Year Ended December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$4,341	$260	$705,085	$3,314	$709,426	$3,574
Commercial real estate	6,083	133	443,308	4,345	449,391	4,478
Construction	—	—	60,722	801	60,722	801
Commercial	—	—	53,192	613	53,192	613
Home equity lines of credit	200	—	159,840	928	160,040	928
Indirect auto	15	—	103,950	623	103,965	623
Consumer	—	—	453	10	453	10
Unallocated	—	—	—	213	—	213

Total	$10,639	$393	$1,526,550	$10,847	$1,537,189	$11,240

	Year Ended December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$6,256	$188	$444,316	$2,176	$450,572	$2,364
Commercial real estate	3,882	5	391,296	4,038	395,178	4,043
Construction	—	—	31,389	228	31,389	228
Commercial	—	—	39,161	458	39,161	458
Home equity lines of credit	296	—	131,332	828	131,628	828
Indirect auto	12	—	131,949	778	131,961	778
Consumer	—	—	774	11	774	11
Unallocated	—	—	—	171	—	171

Total	$10,446	$193	$1,170,217	$8,688	$1,180,663	$8,881

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015 and 2014:

	Impaired loans with a related allowance for credit losses at December 31, 2015
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$1,450	$1,476	$260
Commercial real estate	5,426	5,426	133
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,876	$6,902	$393

	Impaired loans with no related allowance for credit losses at December 31, 2015
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$2,891	$2,933	$—
Commercial real estate	657	657	—
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—
Consumer	—	—	—

Totals	$3,763	$3,805	$—

	Impaired loans with a related allowance for credit losses at December 31, 2014
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$1,186	$1,186	$188
Commercial real estate	3,060	3,060	5
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$4,246	$4,246	$193

	Impaired loans with no related allowance for credit losses at December 31, 2014
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$5,070	$5,229	$—
Commercial real estate	822	822	—
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	296	298	—
Indirect auto	12	12	—
Consumer	—	—	—

Totals	$6,200	$6,361	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,265	$33	$1,592	$107	$2,566	$10
Commercial real estate	3,230	123	3,085	115	1,824	59
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,495	$156	$4,677	$222	$4,390	$69

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$4,296	$95	$3,689	$83	$5,460	$130
Commercial real estate	744	30	887	34	2,258	118
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	286	8	398	8	462	17
Indirect auto	8	—	2	—	3	—
Consumer	—	—	—	—	—	—

Totals	$5,334	$133	$4,976	$125	$8,183	$265

At December 31, 2015, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2015 and 2014:

	December 31, 2015
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$1,579	$81	$411	$2,071	$—	$1,192
Commercial real estate	—	—	—	—	—	2,424
Home equity lines of credit	634	—	—	634	—	—
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	551	47	15	613	—	15
Consumer	—	—	—	—	—	—

	$2,764	$128	$426	$3,318	$—	$3,631

	December 31, 2014
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$—	$230	$2,432	$2,662	$—	$2,662
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	270	—	96	366	—	96
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	463	45	12	520	—	12
Consumer	—	—	—	—	—	—

	$733	$275	$2,540	$3,548	$—	$2,770

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

The following table presents the Company’s loans by risk rating at December 31, 2015 and 2014. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2015
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$359	$1,915	$707,152	$709,426
Commercial real estate	427,160	15,159	7,072	—	449,391
Construction	56,459	4,263	—	—	60,722
Commercial	53,192	—	—	—	53,192
Home equity lines of credit	—	—	799	159,241	160,040
Indirect auto	—	—	—	103,965	103,965
Consumer	—	—	—	453	453

Total	$536,811	$19,781	$9,786	$970,811	$1,537,189

	December 31, 2014
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$1,134	$3,400	$446,038	$450,572
Commercial real estate	386,513	—	8,665	—	395,178
Construction	31,389	—	—	—	31,389
Commercial	39,159	2	—	—	39,161
Home equity lines of credit	—	—	895	130,733	131,628
Indirect auto	—	—	—	131,961	131,961
Consumer	—	—	—	774	774

Total	$457,061	$1,136	$12,960	$709,506	$1,180,663

(A)	Residential real estate, home equity, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market. During the year ended December 31, 2015, three loans were modified and determined to be troubled debt restructurings (one of which had previously been restructured and determined to be a troubled debt restructuring). During the year ended December 31, 2014, four loans were modified and determined to be troubled debt restructurings (three of which had previously been restructured and determined to be troubled debt restructurings). At December 31, 2015, the Company had $7.8 million of troubled debt restructurings related to 10 loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31, 2015	December 31, 2014
TDRs on Accrual Status	$7,007	$7,675
TDRs on Nonaccrual Status	781	1,551

Total TDRs	$7,788	$9,226

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$170	$174
Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the periods indicated and the outstanding recorded investment subsequent to the modifications occurring:

	Year ended
	December 31, 2015
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	3	$2,727	$2,827

	3	$2,727	$2,827

	Year ended
	December 31, 2014
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	2	$2,224	$2,261
Home equity lines of credit	1	200	200
Commercial real estate	1	882	882

	4	$3,306	$3,343

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest or taxes.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2015	December 31, 2014
Extended maturity	$—	$882
Adjusted interest rate	—	561
Interest only period	2,827	1,900

Total	$2,827	$3,343

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	For the years ended December 31,
	2015		2014		2013
	Number	Recorded	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment	of Contracts	Investment
TDR’s that subsequently defaulted
Residential one-to-four family	—	$—	1	$1,700	—	$—
Home equity lines of credit	—	—	1	200	—	—

Totals	—	$—	2	$1,900	—	$—

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $412,000 as of December 31, 2015. We did not have any of foreclosed residential real estate property held as of December 31, 2015.

At December 31, 2015 and 2014, $735.8 million and $518.4 million in loans, respectively, were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse or other credit enhancement, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2015, 2014 and 2013 were $19.1 million, $16.0 million and $34.2 million, respectively, with net gains recognized in non-interest income of $367,000, $348,000 and $798,000, respectively. Auto loans sold for cash during the years ended December 31, 2015, 2014 and 2013 were $3.5 million, $17.5 million and $63.6 million, respectively with net gains recognized in non-interest income of $28,000, $138,000 and $226,000, respectively. At December 31, 2015 and 2014, residential mortgage loans previously sold and serviced by the Company were $65.9 million and $69.5, respectively. At December 31, 2015 and 2014, auto loans previously sold and serviced by the Company were $57.8 million and $94.7 million, respectively. There were no liabilities incurred during the years ended December 31, 2015 and 2014 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contains provisions requiring the Company during the initial 120 months to repurchase any loan that becomes 90 days past due. The Company will repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. As of December 31, 2015 and 2014, the principal balance of these loans sold with recourse amounted to $1.0 million and $1.1 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$476	$411	$353
Capitalization	99	128	202
Amortization	(93)	(75)	(101)
Valuation allowance adjustment	(3)	12	(43)

Balance at end of period	$479	$476	$411

As of December 31, 2015, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2015	2014
Land	$161	$161
Buildings	3,514	3,505
Leasehold improvements	2,175	2,165
Furniture and equipment	6,277	6,040

	12,127	11,871
Accumulated depreciation	(9,470)	(8,805)

	$2,657	$3,066

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $726,000, $761,000 and $716,000, respectively. During the year ended December 31, 2013, we purchased a new telephone system and determined that certain assets related to our previous system had no future economic benefit to the Company and recorded an impairment charge of $41,000 within equipment expense on the consolidated statement of operations.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2015 and 2014 was $44.2 million and $37.1 million, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

2016	$68,400
2017	39,612
2018	96,586
2019	43,680
2020	10,157

$258,435

Included in time deposits are brokered deposits of $114.0 million at December 31, 2015 and $85.1 million at December 31, 2014.

The amounts of overdraft deposits that were reclassified to the loan category at December 31, 2015 and 2014 were $48,000 and $336,000, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers and their affiliates totaled $21.1 million and $9.5 million at December 31, 2015 and 2014, respectively.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Fixed rate FHLB advances with an original maturity of less than one year, amounted to $201.0 million and $182.0 million at December 31, 2015 and 2014, respectively, at a weighted average rate of 0.45% and 0.25%, respectively. The Bank also has an available line of credit with the FHLB at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $3.7 million and $1.4 million at December 31, 2015 and 2014, respectively, mature on a daily basis and are secured by U.S. government sponsored mortgage-backed securities. The weighted average interest rate on these agreements was 0.15% at December 31, 2015 and 2014. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2015 and 2014 consists of the following FHLB advances:

	Amount		Weighted Average Rate
	2015	2014	2015	2014
Fixed rate advances maturing:
2015	$—	$14,100	—%	1.17%
2016	7,000	7,000	1.39%	1.39%
2017	35,000	35,000	1.14%	1.14%
2018	47,000	27,000	1.63%	1.88%
2019	64,000	20,000	1.79%	1.89%
2020	20,000	—	1.75%	—%

	$173,000	$103,100	1.59%	1.50%

Other borrowed funds consist of the balance of loans sold with recourse (see Note 5).

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014	2013
Current tax provision:
Federal	$4,223	$2,517	$1,615
State	1,120	653	388

	5,343	3,170	2,003

Deferred tax (benefit) provision:
Federal	(799)	(419)	(606)
State	(222)	(136)	(175)

	(1,021)	(555)	(781)

Change in valuation allowance	—	(53)	(180)

Total provision for income taxes	$4,322	$2,562	$1,042

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.3	5.0	4.8
Bank-owned life insurance	(2.7)	(3.9)	(4.1)
Tax exempt income	(0.3)	—	—
Change in valuation allowance	—	(0.8)	(6.0)
Share based compensation	1.9	2.9	5.6
Other, net	0.3	0.2	0.4

Effective tax rates	38.5%	37.4%	34.7%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Employee benefit and deferred compensation plans	$3,443	$3,035
Allowance for loan losses	4,522	3,582
Depreciation	—	90
Accrued rent	9	11
Interest on non-performing loans	17	8
Stock options	406	272
Charitable contribution carryover	—	190
Unrealized loss on securities available for sale	100	48
ESOP	94	74

Gross deferred tax assets	8,591	7,310

Valuation allowance	—	—

	8,591	7,310

Deferred tax liabilities:
Mortgage servicing rights	(191)	(190)
Deferred loan origination costs	(1,094)	(934)
Restricted stock awards	(306)	(483)
Depreciation	(237)	—
Unrecognized retirement benefit	(23)	(34)
Other	(14)	(27)

	(1,865)	(1,668)

Net deferred tax asset	$6,726	$5,642

A valuation reserve had been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$—	$(53)	$(233)
Reserve for charitable contribution carryforward	—	—	—
Reduction in valuation allowance	—	53	180

	$—	$—	$(53)

The Company does not have any uncertain tax positions at December 31, 2015 or 2014 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2015, 2014 and 2013.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2012 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2015 and 2014 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 11 – OFF-BALANCE SHEET ARRANGEMENTS

Credit-Related Financial Instruments

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant and purchase loans, commitments under lines of credit, commitments under construction loans and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2015	2014
Commitments to grant loans	$34,397	$27,890
Unfunded commitments under lines of credit	245,040	177,215
Unadvanced portion of construction loans	12,237	13,466
Standby letters of credit	336	177
Commitments to purchase loans	30,336	32,883

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The commitments for home equity and commercial lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Unfunded commitments under revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2015, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2016	$377
2017	300
2018	280
2019	287
2020	248
Thereafter	366

$1,858

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $398,000, $407,000 and $353,000, respectively.

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

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”). On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for the capital conservation buffer discussed below). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2015 and 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

							Minimum To Be Well
					Fully Phased in		Capitalized Under
			Minimum For Capital		Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$157,640	12.22%	$103,186	8.00%	$135,432	10.50%	N/A	N/A
Belmont Savings Bank	152,809	11.85%	103,186	8.00%	135,432	10.50%	$128,982	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$77,390	6.00%	$109,635	8.50%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	77,389	6.00%	109,635	8.50%	$103,186	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$58,042	4.50%	$90,288	7.00%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	58,042	4.50%	90,288	7.00%	$83,839	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$146,319	8.37%	$69,887	4.00%	$69,887	4.00%	N/A	N/A
Belmont Savings Bank	141,488	8.10%	69,886	4.00%	69,886	4.00%	$87,357	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rules then in effect.

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

Stock Repurchase Plans. From time to time, the Company’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. During the twelve months ended December 31, 2013, the Company purchased 476,622 shares of its common stock for $6.5 million and completed the first stock repurchase plan. As of December 31, 2015 and December 31, 2014, the Company had a second active stock repurchase plan to repurchase up to 500,000 shares of the Company’s common stock. During the twelve months ended December 31, 2015 and December 31, 2014, no shares were repurchased under the second active repurchase plan.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (the “Plan”). The purpose of the Plan is to permit certain employees of the Company to receive supplemental retirement income from the Company. At December 31, 2015 and 2014, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$985	$729
Service cost	256	258
Interest cost	42	40
Establish prior service cost base	—	63
Actuarial loss (gain)	33	(105)

Benefit obligation at end of year	1,316	985

Funded status at end of year	$(1,316)	$(985)

Accrued pension benefit	(1,373)	(1,069)

Accumulated benefit obligation	$1,126	$857

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2015	2014
Discount rate	4.30%	4.00%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2015	2014
Service cost	$256	$258
Interest cost	42	40
Amortization of prior service cost	6	6

Net periodic cost	$304	$304

Other changes in benefit obligations recognized in other comprehensive (loss) income are as follows:

	December 31,
	2015	2014
Establish prior service cost base	$—	$63
Amortization of prior service cost	(6)	(6)
Net actuarial loss (gain)	33	(105)

Total recognized in other comprehesive income	$27	$(48)

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2015	2014
Discount rate	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following:

	December 31,
	2015	2014
Unrecognized prior service cost	$51	$57
Unrecognized net gain	(108)	(141)

	$(57)	$(84)

The estimated prior service cost that will be accreted from accumulated other comprehensive loss into net periodic pension expense during the year ending December 31, 2016 is $6,000.

The Company does not expect to contribute to the Plan in 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending
December 31,	Amount
2016	$—
2017	54
2018	108
2019	108
2020	185
Years 2021-2025	$1,416

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for certain eligible executive officers that do not participate in the Belmont Savings Bank Supplemental Executive Retirement Plan which provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2015 and 2014 relating to these plans was $2.0 million and $1.8 million, respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2015 and 2014. The projected rate of salary increase was 3.0% in 2015 and 2014. Total supplemental retirement plan expense amounted to $254,000, $261,000 and $151,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at

December 31, 2015 and 2014 relating to this plan was $635,000 and $648,000, respectively. The discount rate used to determine the Company’s obligation was 4.0% in 2015 and 2014. Total supplemental retirement plan expense (benefit) amounted to $17,000, $123,000 and $(8,000) for the years ended December 31, 2015, 2014 and 2013, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $2.0 million, $1.8 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2015, 2014 and 2013 totaled $842,000, $757,000 and $729,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year to an individual deferred compensation account established by Belmont Savings Bank. Compensation that is deferred is held in a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing a vehicle for deferred compensation for certain Directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of December 31, 2015 and 2014, the recorded liability relating to the Rabbi Trust was $2.5 million and $2.3 million, respectively.

Capital Appreciation Plan

Effective September 30, 2010, the Company established the Capital Appreciation Plan. The purpose of this plan was to attract, retain, and motivate certain key employees and directors of the Company. Eligible participants received an award based on capital appreciation of the Bank and the Bank’s return on average assets. The vesting period ended on June 30, 2014 and the plan was completed. Participants were paid lump sums totaling $266,000. The Company recognized $0, $61,000 and $113,000 of expense in relation to the plan during the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.5% at December 31, 2015). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2015, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending
December 31,	Amount
2016	$105
2017	109
2018	113
2019	116
2020	120
Thereafter	3,610

$4,173

Shares held by the ESOP include the following:

	December 31,
	2015	2014
Unallocated	393,667	408,955
Allocated	60,274	47,295

	453,941	456,250

The fair value of unallocated shares was approximately $9.2 million at December 31, 2015 and $7.6 million at December 31, 2014. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2015, 2014 and 2013 was $321,000, $268,000 and $209,000, respectively.

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

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2015 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan:

Cumulative Granted
Authorized	Authorized		Net of Forfeitures
Stock	Restricted	Authorized	Stock	Restricted	Outstanding
Option Awards	Stock Awards	Total	Option Awards	Stock Awards	Total
917,286	366,914	1,284,200	878,186	363,570	1,241,756

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended
	December 31,
	2015	2014	2013
Stock based compensation expense
Stock options	$791	$847	$778
Restricted stock awards	869	906	869

Total stock based award expense	$1,660	$1,753	$1,647

Related tax benefits recognized in earnings	$481	$511	$481

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	For the year ended
	December 31,
	2015	2014	2013
Weighted average grant date fair value of options granted	$3.90	$3.65	$5.34
Intrinsic value of stock options exercised	226	141	—
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	—	—

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2015
		Weighted
	Amount	average period
Stock options	$1,476	2.07
Restricted stock	1,562	1.95

Total	$3,038

The Company granted the awards presented in the table below. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•	Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of the Company’s shares.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings is based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2015, 2014 and 2013 has been reduced for annualized estimated forfeitures of 7% for grants to employees, based on historical experience.

Date of grant	2/25/2015	2/11/2015	10/8/2014	5/1/2014	1/8/2014	7/1/2013
Options granted	5,414	7,828	10,414	10,000	23,760	41,258
Exercise price	$18.83	$18.78	$18.31	$17.43	$15.26	$13.38
Vesting period (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expiration date	2/25/2025	2/11/2025	10/8/2024	5/1/2024	1/8/2024	7/1/2023
Expected volatility	15.51%	15.52%	15.69%	15.98%	15.64%	36.82%
Expected term	6.5 years	6.5 years	6.5 years	6.5 years	6.5 years	6.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk free interest rate	1.70%	1.76%	1.91%	2.07%	2.27%	1.80%
Fair value	$3.89	$3.91	$3.93	$3.87	$3.44	$5.34

1-	Vesting is ratably and the period begins on the date of grant.

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Awards for the year ended December 31, 2015 is presented in the tables below:

	Outstanding
			Weighted average	Aggregate
	Stock option	Weighted average	remaining	intrinsic
	awards	exercise price	contractual term	value
Balance at January 1, 2015	862,963	$12.30
Granted	13,242	18.80
Exercised	(26,516)	12.64
Forfeited	(21,095)	12.21

Balance at December 31, 2015	828,594	$12.40	7.03 years	$9,109

Exercisable	457,468	$12.12	6.94 years	$5,154

	Non-vested
	restricted stock	Weighted average
	awards	grant price
Balance at January 1, 2015	217,094	$12.14
Granted	—	—
Vested	(71,833)	12.10

Balance at December 31, 2015	145,261	$12.16

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2015, 2014 and 2013:

	December 31,	December 31,	December 31,
	2015	2014	2013
Net income	$6,914	$4,291	$1,960
Undistributed earnings attributable to participating securities	(167)	(139)	(79)

Net income available to common stockholders	$6,747	$4,152	$1,881

Weighted average shares outstanding, basic	8,465,177	8,361,880	8,419,437
Effect of dilutive shares	217,813	91,547	—

Weighted average shares outstanding, assuming dilution	8,682,990	8,453,427	8,419,437

Basic EPS	$0.80	$0.50	$0.22
Effect of dilutive shares	(0.02)	(0.01)	—

Diluted EPS	$0.78	$0.49	$0.22

For 2015, 2014 and 2013, average options to purchase 17,159, 19,368, and 850,180 shares of common stock were outstanding, respectively, but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2015 and 2014, related party loans were not significant.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2015 and 2014. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2015.

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

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist primarily of cash and cash equivalents and mutual funds, and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and were categorized as Level 1. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities and exchange-traded funds traded in an active market were categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2015
Securities available-for-sale
Corporate debt securities	$—	$21,876	$—	$21,876
Trading securities
Rabbi trust investments	2,460	—	—	2,460

Totals	$2,460	$21,876	$—	$24,336

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2014
Securities available-for-sale
Corporate debt securities	$—	$22,079	$—	$22,079
Trading securities
Rabbi trust investments	2,336	—	—	2,336

Totals	$2,336	$22,079	$—	$24,415

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

The following table presents certain impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral and loans held for sale at December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,886
Loans held for sale	$—	$—	$1,245

Totals	$—	$—	$4,131

	December 31, 2014
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,951

Totals	$—	$—	$1,951

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

	December 31, 2015
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$479

Totals	$—	$—	$479

	December 31, 2014
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$476

Totals	$—	$—	$476

There were no foreclosed assets at December 31, 2015 or 2014.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, bank owned life insurance, accrued interest, securities sold under agreements to repurchase, and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,261	$51,261	$51,261	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	137,119	136,728	—	136,728	—
Federal Home Loan Bank stock	18,309	18,309	—	18,309	—
Bank owned life insurance	29,787	29,787	—	29,787	—
Loans, net	1,534,957	1,518,476	—	—	1,518,476
Accrued interest receivable	3,781	3,781	3,781	—	—
Financial liabilities:
Deposits	1,269,519	1,271,278	1,011,084	260,194	—
Federal Home Loan Bank advances	374,000	373,840	—	373,840	—
Securities sold under agreements to repurchase	3,695	3,695	—	3,695	—
Other borrowed funds	1,020	999	—	999	—
Accrued interest payable	993	993	993	—	—
Mortgagor’s escrow accounts	2,414	2,414	—	2,414	—

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,767	$51,767	$51,767	$—	$—
Interest-bearing time deposits with other banks	131	132	—	132	—
Held-to-maturity securities	118,528	119,447	—	119,447	—
Federal Home Loan Bank stock	13,712	13,712	—	13,712	—
Bank owned life insurance	23,888	23,888	—	23,888	—
Loans, net	1,179,399	1,170,663	—	—	1,170,663
Accrued interest receivable	2,977	2,977	2,977	—	—
Financial liabilities:
Deposits	984,562	987,353	758,349	229,004	—
Federal Home Loan Bank advances	285,100	285,266	—	285,266	—
Securities sold under agreements to repurchase	1,392	1,392	—	1,392	—
Other borrowed funds	1,067	1,056	—	1,056	—
Accrued interest payable	961	961	961	—	—
Mortgagor’s escrow accounts	1,726	1,726	—	1,726	—

NOTE 21 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	Year Ended December 31, 2015
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(130)	$52	$(78)

Net change in fair value of securities available for sale	(130)	52	(78)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(33)	13	(20)
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	(27)	11	(16)

Total other comprehensive loss	$(157)	$63	$(94)

	Year Ended December 31, 2014
	Pre Tax	Tax	After Tax
	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$230	$(92)	$138

Net change in fair value of securities available for sale	230	(92)	138

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	42	(18)	24
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	48	(20)	28

Total other comprehensive income	$278	$(112)	$166

	Year Ended December 31, 2013
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(454)	$173	$(281)
Reclassification adjustment included in net income[2]	(34)	14	(20)

Net change in fair value of securities available for sale	(488)	187	(301)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	72	(27)	45

Net change defined-benefit post-retirement benefit plans	72	(27)	45

Total other comprehensive loss	$(416)	$160	$(256)

1-	Reclassification adjustments are comprised of amortization of prior service cost and have been reclassified out of accumulated other comprehensive loss. The amounts affected certain lines in the consolidated statements of operations as follows: amortization of prior service cost is included in salaries and employee benefits expense. The tax expense amount is included in income tax expense and the after tax amount is included in net income.
2-	Reclassification adjustments are comprised of realized net security gains. The net gain has been reclassified out of accumulated other comprehensive loss and affected certain lines in the consolidated statements of operations as follows: the pre-tax amount is included in net gain on sales of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31, 2015	December 31, 2014
Net unrealized holding loss on available-for-sale securities, net of tax	$(150)	$(72)
Unrecognized benefit pertaining to defined benefit plan, net of tax	34	50

Accumulated other comprehensive loss	$(116)	$(22)

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements (in thousands) are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents held at Belmont Savings Bank	$496	$2,754
Investment in Belmont Savings Bank	141,372	128,495
Investment in BSB Funding Corp.	4,350	4,867
Deferred tax asset	—	190
Other assets	39	761

Total assets	$146,257	$137,067

Liabilities and Stockholders’ Equity
Accrued expenses	47	41
Other liabilities	7	16

Total liabilities	54	57

Stockholders’ equity	146,203	137,010

Total liabilities and stockholders’ equity	$146,257	$137,067

Condensed Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Interest and dividend income:
Interest on cash equivalents	$1	$11	$27
Dividends from subsidiaries	—	—	—

Total interest and dividend income	1	11	27
Interest expense:	—	—	—

Net interest and dividend income	1	11	27
Non-interest income	—	—	—
Non-interest expense	242	269	248

Loss before income taxes and equity in undistributed earnings of subsidiaries	(241)	(258)	(221)
Income tax (benefit) provision	(96)	(156)	(268)

(Loss) income before equity in income of subsidiaries	(145)	(102)	47
Equity in undistributed earnings of Belmont Savings Bank	6,976	4,308	1,826
Equity in undistributed earnings of BSB Funding Corp	83	85	87

Net income	$6,914	$4,291	$1,960

Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$6,914	$4,291	$1,960
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(6,976)	(4,308)	(1,826)
Equity in undistributed earnings of BSB Funding Corp.	(83)	(85)	(87)
Deferred income tax expense	190	363	193
Change in deferred tax valuation allowance	—	(53)	(180)
Other, net	720	(423)	(239)

Net cash provided by (used in) operating activities	765	(215)	(179)

Cash flows from investing activities:
Return of capital from BSB Funding Corp.	600	—	—
Investment in Belmont Savings Bank	(3,800)	(12,000)	(20,000)

Net cash used in investing activities	(3,200)	(12,000)	(20,000)

Cash flows from financing activities:
Repurchase of common stock	—	—	(6,478)
Proceeds from exercise of stock options, net of cash paid	228	45	—
Restricted stock awards issued, net of awards surrendered	(51)	(43)	—

Net cash provided by (used in) financing activities	177	2	(6,478)

Net decrease in cash and cash equivalents	(2,258)	(12,213)	(26,657)
Cash and cash equivalents at beginning of period	2,754	14,967	41,624

Cash and cash equivalents at end of period	$496	$2,754	$14,967

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$13,492	$12,361	$11,503	$11,052	$10,600	$10,036	$9,268	$8,749
Interest expense	2,861	2,564	2,476	2,294	2,068	1,896	1,659	1,428

Net interest income	10,631	9,797	9,027	8,758	8,532	8,140	7,609	7,321
Provision for loan losses	886	727	365	338	565	292	307	388

Net interest income, after provision for loan losses	9,745	9,070	8,662	8,420	7,967	7,848	7,302	6,933
Non-interest income	768	693	948	757	920	792	859	724
Non-interest expense	7,174	6,729	6,988	6,936	6,657	6,656	6,506	6,673

Income before taxes	3,339	3,034	2,622	2,241	2,230	1,984	1,655	984
Income tax expense	1,270	1,166	1,019	867	862	782	614	304

Net income	$2,069	$1,868	$1,603	$1,374	$1,368	$1,202	$1,041	$680

Earnings per common share
Basic	$0.24	$0.22	$0.19	$0.16	$0.16	$0.14	$0.12	$0.08
Diluted	$0.23	$0.21	$0.18	$0.16	$0.16	$0.14	$0.12	$0.08

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2015. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

We have adopted a Joint Code of Ethics and Conflicts of Interest Policy (the “Code”) that is designed to promote the highest standards of ethical conduct by our directors, officers (including our senior officers, which are our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions). The Code is available on our website, www.belmontsavings.com, under “Investor Relations—Corporate Information—Governance Documents—Joint Code of Ethics and Conflicts of Interest Policy.”

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

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	2016 Belmont Savings Bank Incentive Compensation Plan †

10.7	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.8	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.9	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.10	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.11	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.1	Consent of Shatswell, MacLeod & Company, P.C.

23.2	Consent of Baker Newman & Noyes, P.A., LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 9, 2016	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
Robert M. Mahoney

/s/ John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
John A. Citrano

/s/ Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 9, 2016
Hal R. Tovin

/s/ Robert J. Morrissey	Chairman of the Board	March 9, 2016
Robert J. Morrissey

/s/ John A. Borelli	Director	March 9, 2016
John A. Borelli

/s/ S. Warren Farrell	Director	March 9, 2016
S. Warren Farrell

/s/ Richard J. Fougere	Director	March 9, 2016
Richard J. Fougere

/s/ John W. Gahan, III	Director	March 9, 2016
John W. Gahan, III

Signatures	Title	Date

/s/ John A. Greene	Director	March 9, 2016
John A. Greene

/s/ Paul E. Petry	Director	March 9, 2016
Paul E. Petry

/s/ John A. Whittemore	Director	March 9, 2016
John A. Whittemore