Form 10-Q
period 2016-03-31
BSB Bancorp, Inc.
filed 2016-05-06
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The Registrant had 9,094,007 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2016.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$1,842	$1,871
Interest-bearing deposits in other banks	54,306	49,390

Cash and cash equivalents	56,148	51,261
Interest-bearing time deposits with other banks	134	131
Investments in available-for-sale securities	21,985	21,876
Investments in held-to-maturity securities (fair value of $136,709 as of
March 31, 2016 (unaudited) and $136,728 as of December 31, 2015)	135,204	137,119
Federal Home Loan Bank stock, at cost	20,611	18,309
Loans held-for-sale	—	1,245
Loans, net of allowance for loan losses of $11,831 as of
March 31, 2016 (unaudited) and $11,240 as of December 31, 2015	1,634,373	1,534,957
Premises and equipment, net	2,631	2,657
Accrued interest receivable	4,188	3,781
Deferred tax asset, net	6,416	6,726
Bank-owned life insurance	30,024	29,787
Other assets	4,509	5,067

Total assets	$1,916,223	$1,812,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$188,824	$192,476
Interest-bearing	1,166,459	1,077,043

Total deposits	1,355,283	1,269,519
Federal Home Loan Bank advances	392,500	374,000
Securities sold under agreements to repurchase	2,242	3,695
Other borrowed funds	—	1,020
Accrued interest payable	1,047	993
Deferred compensation liability	6,805	6,434
Income taxes payable	812	184
Other liabilities	8,190	10,868

Total liabilities	1,766,879	1,666,713

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,092,007 and 9,086,639 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	91	91
Additional paid-in capital	90,136	89,648
Retained earnings	63,056	60,517
Accumulated other comprehensive loss	(39)	(116)
Unearned compensation - ESOP	(3,900)	(3,937)

Total stockholders’ equity	149,344	146,203

Total liabilities and stockholders’ equity	$1,916,223	$1,812,916

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2016	2015
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$13,412	$10,232
Interest on taxable debt securities	828	741
Dividends	155	58
Other interest income	44	21

Total interest and dividend income	14,439	11,052

Interest expense:
Interest on deposits	2,125	1,755
Interest on Federal Home Loan Bank advances	1,027	531
Interest on securities sold under agreements to repurchase	1	1
Interest on other borrowed funds	5	7

Total interest expense	3,158	2,294

Net interest and dividend income	11,281	8,758
Provision for loan losses	599	338

Net interest and dividend income after provision for loan losses	10,682	8,420

Noninterest income:
Customer service fees	225	212
Income from bank-owned life insurance	233	186
Net gain on sales of loans	60	40
Loan servicing fee income	112	161
Other income	30	158

Total noninterest income	660	757

Noninterest expense:
Salaries and employee benefits	4,600	4,344
Director compensation	234	277
Occupancy expense	251	293
Equipment expense	104	145
Deposit insurance	280	218
Data processing	882	755
Professional fees	234	212
Marketing	221	252
Other expense	446	440

Total noninterest expense	7,252	6,936

Income before income tax expense	4,090	2,241
Income tax expense	1,551	867

Net income	$2,539	$1,374

Earnings per share
Basic	$0.29	$0.16
Diluted	$0.28	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2016	2015
	(unaudited)
Net income	$2,539	$1,374
Other comprehensive income , net of tax:
Net change in fair value of securities available-for-sale	77	83

Total other comprehensive income	77	83

Total comprehensive income	$2,616	$1,457

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

			Additional		Accumulated Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	1,374	—	—	1,374
Other comprehensive income	—	—	—	—	83	—	83
Release of ESOP stock	—	—	34	—	—	38	72
Stock based compensation-restricted stock awards	—	—	208	—	—	—	208
Stock based compensation-stock options	—	—	188	—	—	—	188
Tax benefit from stock based compensation	—	—	10	—	—	—	10
Stock option exercises, net of shares surrendered	2,016	—	—	—	—	—	—

Balance at March 31, 2015	9,069,808	$91	$87,868	$54,977	$61	$(4,052)	$138,945

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	2,539	—	—	2,539
Other comprehensive income	—	—	—	—	77	—	77
Release of ESOP stock	—	—	46	—	—	37	83
Stock based compensation-restricted stock awards	—	—	210	—	—	—	210
Stock based compensation-stock options	—	—	189	—	—	—	189
Tax benefit from stock based compensation	—	—	21	—	—	—	21
Stock option exercises, net of shares surrendered	5,368	—	22	—	—	—	22

Balance at March 31, 2016	9,092,007	$91	$90,136	$63,056	$(39)	$(3,900)	$149,344

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,539	$1,374
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	174	157
Gain on sales of loans, net	(60)	(40)
Loans originated for sale	(997)	(1,834)
Proceeds from sales of loans	2,301	1,874
Provision for loan losses	599	338
Change in net unamortized mortgage premiums	(775)	(104)
Change in net deferred loan costs	263	(97)
ESOP expense	83	72
Stock based compensation expense	399	396
Excess tax benefit from stock based compensation	(21)	(10)
Depreciation and amortization expense	154	188
Deferred income tax benefit	259	273
Increase in bank-owned life insurance	(233)	(186)
Net change in:
Accrued interest receivable	(407)	(88)
Other assets	558	(142)
Income taxes receivable	—	(166)
Income taxes payable	649	—
Accrued interest payable	54	117
Deferred compensation liability	371	249
Other liabilities	(2,856)	(1,582)

Net cash provided by operating activities	3,054	789

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	131	—
Purchases of interest-bearing time deposits with other banks	(134)	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	5,152	4,523
Purchases of held-to-maturity securities	(3,392)	(5,144)
Redemption of Federal Home Loan Bank stock	679	—
Purchases of Federal Home Loan Bank stock	(2,981)	(1,370)
Recoveries of loans previously charged off	10	13
Loan originations and principal collections, net	(2,302)	(15,782)
Purchases of loans	(98,230)	(36,037)
Capital expenditures	(128)	(51)
Premiums paid on bank-owned life insurance	(4)	—

Net cash used in investing activities	(101,199)	(53,848)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	51,810	32,635
Net increase in time deposits	33,954	25,802
Net proceeds from long-term Federal Home Loan Bank borrowings	62,500	15,000
Net change in short-term Federal Home Loan Bank advances	(44,000)	(31,000)
Net (decrease) increase in securities sold under agreement to repurchase	(1,453)	240
Repayment of principal on other borrowed funds	—	(12)
Net increase (decrease) in mortgagors’ escrow accounts	178	(291)
Net proceeds from exercise of stock options	22	—
Excess tax benefit from stock based compensation	21	10

Net cash provided by financing activities	103,032	42,384

Net increase (decrease) in cash and cash equivalents	4,887	(10,675)
Cash and cash equivalents at beginning of period	51,261	51,767

Cash and cash equivalents at end of period	$56,148	$41,092

Supplemental disclosures:
Interest paid	$3,104	$2,177
Income taxes paid	643	761
Derecognition of loans and related recourse obligation in other borrowings	1,020	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale (AFS) and held-to-maturity (HTM) securities and their approximate fair values were as follows at the dates indicated (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,107	$22	$(144)	$21,985	$22,126	$35	$(285)	$21,876

	$22,107	$22	$(144)	$21,985	$22,126	$35	$(285)	$21,876

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$117,589	$1,020	$(116)	$118,493	$119,517	$460	$(965)	$119,012
Corporate debt securities	17,615	601	—	18,216	17,602	141	(27)	17,716

	$135,204	$1,621	$(116)	$136,709	$137,119	$601	$(992)	$136,728

The amortized cost basis and estimated fair value of debt securities by contractual maturity at March 31, 2016 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$26	$27
Due after one year through five years	12,784	12,804	8,261	8,287
Due after five years through ten years	9,323	9,181	53,094	54,022
Due after ten years	—	—	73,823	74,373

	$22,107	$21,985	$135,204	$136,709

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016 (unaudited):
Available-for-sale
Corporate debt securities	4	$9,739	$(78)	$4,257	$(66)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	17	18,812	(36)	7,762	(80)

Total temporarily impaired securities	21	$28,551	$(114)	$12,019	$(146)

December 31, 2015:
Available-for-sale
Corporate debt securities	4	$9,745	$(75)	$4,127	$(210)
Held-to-maturity
Corporate debt securities	3	4,733	(27)	—	—
U.S. government sponsored mortgage-backed securities	52	89,366	(822)	5,430	(143)

Total temporarily impaired securities	59	$103,844	$(924)	$9,557	$(353)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under Accounting Standards Codification (“ASC”) 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2016 (unaudited), 21 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2016 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 21 debt securities with aggregate depreciation of 0.64% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

At December 31, 2015, 59 debt securities had unrealized losses with aggregate depreciation of 1.11% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at March 31, 2016 (unaudited) and December 31, 2015 was $2.5 million and $2.5 million, respectively. For the three month periods ending March 31, 2016 and March 31, 2015, the net gain on these investments still held at the reporting date was $1,000 and $39,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2016 or during fiscal year 2015.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2016 (unaudited) and December 31, 2015, the Company had unallocated reserves of $228,000 and $213,000, respectively.

Loans consisted of the following (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$795,043	48.58%	$709,426	46.15%
Commercial real estate loans (1)	490,259	29.95	449,391	29.24
Home equity lines of credit	165,381	10.10	160,040	10.41
Construction loans	49,605	3.03	60,722	3.95

Total mortgage loans	1,500,288	91.66	1,379,579	89.75

Commercial loans	43,797	2.68	53,192	3.46
Consumer loans:
Indirect auto loans	92,172	5.63	103,965	6.76
Other consumer loans	427	0.03	453	0.03

	136,396	8.34	157,610	10.25

Total loans	1,636,684	100.00%	1,537,189	100.00%

Net deferred loan costs	4,400		4,663
Net unamortized mortgage premiums	5,120		4,345
Allowance for loan losses	(11,831)		(11,240)

Total loans, net	$1,634,373		$1,534,957

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2016 and 2015 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2016 (unaudited) and December 31, 2015. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,574	$406	$—	$—	$3,980
Commercial real estate	4,478	390	—	—	4,868
Construction	801	(122)	—	—	679
Commercial	613	(108)	—	—	505
Home equity lines of credit	928	80	—	—	1,008
Indirect auto	623	(64)	(14)	9	554
Other consumer	10	2	(4)	1	9
Unallocated	213	15	—	—	228

Total	$11,240	$599	$(18)	$10	$11,831

	Three Months Ended March 31, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$2,364	$215	$—	$—	$2,579
Commercial real estate	4,043	(8)	—	—	4,035
Construction	228	245	—	—	473
Commercial	458	(42)	—	—	416
Home equity lines of credit	828	(88)	—	—	740
Indirect auto	778	6	(26)	12	770
Other consumer	11	4	(3)	1	13
Unallocated	171	6	—	—	177

Total	$8,881	$338	$(29)	$13	$9,203

	March 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,300	$185	$790,743	$3,795	$795,043	$3,980
Commercial real estate	3,591	2	486,668	4,866	490,259	4,868
Construction	—	—	49,605	679	49,605	679
Commercial	—	—	43,797	505	43,797	505
Home equity lines of credit	200	—	165,181	1,008	165,381	1,008
Indirect auto	—	—	92,172	554	92,172	554
Other consumer	—	—	427	9	427	9
Unallocated	—	—	—	228	—	228

Total	$8,091	$187	$1,628,593	$11,644	$1,636,684	$11,831

	December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,341	$260	$705,085	$3,314	$709,426	$3,574
Commercial real estate	6,083	133	443,308	4,345	449,391	4,478
Construction	—	—	60,722	801	60,722	801
Commercial	—	—	53,192	613	53,192	613
Home equity lines of credit	200	—	159,840	928	160,040	928
Indirect auto	15	—	103,950	623	103,965	623
Other consumer	—	—	453	10	453	10
Unallocated	—	—	—	213	—	213

Total	$10,639	$393	$1,526,550	$10,847	$1,537,189	$11,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2016 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,410	$1,456	$185
Commercial real estate	2,987	2,987	2

Totals	$4,397	$4,443	$187

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,890	$2,932	$—
Commercial real estate	604	604	—
Home equity lines of credit	200	200	—

Totals	$3,694	$3,736	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,450	$1,476	$260
Commercial real estate	5,426	5,426	133

Totals	$6,876	$6,902	$393

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,891	$2,933	$—
Commercial real estate	657	657	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$3,763	$3,805	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,415	$8	$1,181	$8
Commercial real estate	4,590	54	3,050	31

Totals	$6,005	$62	$4,231	$39

	Three months ended March 31, 2016		Three months ended March 31, 2015
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,891	$19	$5,053	$25
Commercial real estate	622	7	802	8
Home equity lines of credit	200	2	296	2
Indirect auto	22	—	5	—

Totals	$3,735	$28	$6,156	$35

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2016 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,568	$—	$497	$2,065	$—	$1,156
Home equity lines of credit	95	—	—	95	—	—
Other loans:
Indirect auto	447	18	—	465	—	—

Total	$2,110	$18	$497	$2,625	$—	$1,156

	December 31, 2015
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,579	$81	$411	$2,071	$—	$1,192
Commercial real estate	—	—	—	—	—	2,424
Home equity lines of credit	634	—	—	634	—	—
Other loans:
Indirect auto	551	47	15	613	—	15

Total	$2,764	$128	$426	$3,318	$—	$3,631

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial, commercial real estate and construction loans, and a five grade internal loan rating system for certain residential real estate and home equity lines of credit that are rated if the loans become delinquent.

Loans rated 1, 2, 2.5, 3 and 3.5: Loans in these categories are considered “pass” rated loans with low to average risk.

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

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity lines of credit if they have become delinquent. Criteria used to determine the rating consists of loan-to-value and days delinquent.

The following tables present the Company’s loans by risk rating at March 31, 2016 (unaudited and in thousands) and December 31, 2015 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$357	$1,875	$792,811	$795,043
Commercial real estate	466,367	19,321	4,571	—	490,259
Construction	49,605	—	—	—	49,605
Commercial	43,797	—	—	—	43,797
Home equity lines of credit	—	—	799	164,582	165,381
Indirect auto	—	—	—	92,172	92,172
Other consumer	—	—	—	427	427

Total	$559,769	$19,678	$7,245	$1,049,992	$1,636,684

	December 31, 2015
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$359	$1,915	$707,152	$709,426
Commercial real estate	427,160	15,159	7,072	—	449,391
Construction	56,459	4,263	—	—	60,722
Commercial	53,192	—	—	—	53,192
Home equity lines of credit	—	—	799	159,241	160,040
Indirect auto	—	—	—	103,965	103,965
Consumer	—	—	—	453	453

Total	$536,811	$19,781	$9,786	$970,811	$1,537,189

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three months ended March 31, 2016 and March 31, 2015 (unaudited), there were no loans modified and determined to be TDRs. At March 31, 2016 (unaudited), the Company had $7.7 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
TDRs on Accrual Status	$6,935	$7,007
TDRs on Nonaccrual Status	776	781

Total TDRs	$7,711	$7,788

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$169	$170
Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated (unaudited and in thousands except for number of contracts):

	For the three months ended March 31,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR’s that subsequently defaulted
Residential one-to-four family	1	$497	—	$—

Totals	1	$497	—	$—

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of March 31, 2016 (unaudited) and $412,000 as of December 31, 2015. We did not have any foreclosed residential real estate property as of March 31, 2016 (unaudited) and at December 31, 2015.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with the servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company has also periodically sold auto loans to other financial institutions without recourse or other credit enhancements, and the Company generally provides servicing for these loans.

At March 31, 2016 (unaudited) and December 31, 2015, residential loans previously sold and serviced by the Company were $66.1 million and $65.9 million, respectively. At March 31, 2016 (unaudited) and December 31, 2015, indirect auto loans previously sold and serviced by the Company were $49.1 million and $57.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the three months ended March 31, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. As of March 31, 2016 (unaudited) and December 31, 2015, the Company’s recorded balance of these loans sold with recourse amounted to $0 and $1.0 million, respectively. The Company has not incurred any losses related to the loans sold with recourse.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended March 31,
	2016	2015
	(unaudited)
Balance at beginning of period	$479	$476
Capitalization	17	22
Amortization	(21)	(23)
Valuation allowance adjustment	(9)	(12)

Balance at end of period	$466	$463

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2016 (unaudited) and December 31, 2015 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of March 31, 2016 (unaudited) and December 31, 2015 was $2.2 million and $3.7 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at March 31, 2016 (unaudited) and December 31, 2015 was $0 and $1.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to permit certain executive officers of the Company to receive supplemental retirement income from the Company. At March 31, 2016 (unaudited) and December 31, 2015, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2016 (unaudited) and December 31, 2015 relating to this plan was $1.4 million and $1.3 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2016 (unaudited) and December 31, 2015 relating to these plans was $2.1 million and $2.0 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2016 (unaudited) and December 31, 2015 relating to this plan was $635,000 and $635,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $398,000 and $366,000 for the three months ended March 31, 2016 and 2015 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2016 and 2015 (unaudited) totaled $234,000 and $237,000, respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of March 31, 2016 (unaudited) and December 31, 2015, the recorded liability relating to the Rabbi Trust was $2.5 million and $2.5 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.5% at March 31, 2016, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $83,000 and $72,000 for the three months ended March 31, 2016 and 2015 (unaudited), respectively.

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

March 31, 2016 (unaudited)	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,515	$—	$5,515
FHLB borrowings	45,661	788,785	834,446
Federal Reserve Bank LOC	15,710	—	15,710

Total pledged assets	$66,886	$788,785	$855,671

December 31, 2015	Securities held-to- maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,731	$—	$5,731
FHLB borrowings	48,105	735,818	783,923
Federal Reserve Bank LOC	15,700	—	15,700

Total pledged assets	$69,536	$735,818	$805,354

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended March 31,
	2016	2015
Net income	$2,539	$1,374
Undistributed earnings attributable to participating securities	(42)	(34)

Net income allocated to common stockholders	$2,497	$1,340

Weighted average shares outstanding, basic	8,550,385	8,442,391
Effect of dilutive shares	253,737	156,728

Weighted average shares outstanding, assuming dilution	8,804,122	8,599,119

Basic EPS	$0.29	$0.16
Effect of dilutive shares	(0.01)	—

Diluted EPS	$0.28	$0.16

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended
	March 31,
	2016	2015
Stock options	9,368	23,867

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three months ended March 31, 2016 and 2015 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended March 31,	Three months ended March 31,
	2016	2015
Stock options	$189	$188
Restricted stock awards	210	208

Total stock based compensation expense	$399	$396

Related tax benefits recognized in earnings	$117	$116

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$1,378	2.07	$1,476	2.07
Restricted stock	1,372	1.70	1,562	1.95

Total	$2,750		$3,038

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2016 and December 31, 2015. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015.

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

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist primarily of exchange-traded mutual funds and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. The exchange-traded mutual funds were valued based on quoted prices from the market and are categorized as Level 1.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2016 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$21,985	$—	$21,985
Trading securities
Rabbi trust investments	2,490	—	—	2,490

Totals	$2,490	$21,985	$—	$24,475

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2015
Securities available-for-sale
Corporate debt securities	$—	$21,876	$—	$21,876
Trading securities
Rabbi trust investments	2,460	—	—	2,460

Totals	$2,460	$21,876	$—	$24,336

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held-for-sale. Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held-for-sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral and loans held-for-sale at March 31, 2016 (unaudited) and December 31, 2015.

	March 31, 2016
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$1,129

Totals	$—	$—	$1,129

	December 31, 2015
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,886
Loans held-for-sale	—	—	$1,245

Totals	$—	$—	$4,131

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

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	March 31, 2016
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$466

Totals	$—	$—	$466

	December 31, 2015
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$479

Totals	$—	$—	$479

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$56,148	$56,148	$56,148	$—	$—
Interest-bearing time deposits with other banks	134	135	—	135	—
Held-to-maturity securities	135,204	136,709	—	136,709	—
Federal Home Loan Bank stock	20,611	20,611	—	20,611	—
Loans, net	1,634,373	1,629,781	—	—	1,629,781
Accrued interest receivable	4,188	4,188	4,188	—	—
Bank-owned life insurance	30,024	30,024	—	30,024	—
Financial liabilities:
Deposits	1,355,283	1,358,645	1,062,894	295,751	—
Federal Home Loan Bank advances	392,500	394,859	—	394,859	—
Securities sold under agreements to repurchase	2,242	2,242	—	2,242	—
Accrued interest payable	1,047	1,047	1,047	—	—
Mortgagors’ escrow accounts	2,593	2,593	—	2,593	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,261	$51,261	$51,261	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	137,119	136,728	—	136,728	—
Federal Home Loan Bank stock	18,309	18,309	—	18,309	—
Loans, net	1,534,957	1,518,476	—	—	1,518,476
Accrued interest receivable	3,781	3,781	3,781	—	—
Bank-owned life insurance	29,787	29,787	—	29,787	—
Financial liabilities:
Deposits	1,269,519	1,271,278	1,011,084	260,194	—
Federal Home Loan Bank advances	374,000	373,840	—	373,840	—
Securities sold under agreements to repurchase	3,695	3,695	—	3,695	—
Other borrowed funds	1,020	999	—	999	—
Accrued interest payable	993	993	993	—	—
Mortgagors’ escrow accounts	2,414	2,414	—	2,414	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive income for the dates indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$128	$(51)	$77	$136	$(53)	$83

Total other comprehensive income	$128	$(51)	$77	$136	$(53)	$83

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows: (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Net unrealized holding loss on available-for-sale securities, net of tax	$(73)	$(150)
Unrecognized benefit pertaining to defined benefit plan, net of tax	34	34

Accumulated other comprehensive loss	$(39)	$(116)

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

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2015 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2015 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased $103.31 million to $1.92 billion at March 31, 2016, from $1.81 billion at December 31, 2015. The increase was primarily the result of a $99.42 million or 6.5% increase in net loans and a $4.89 million or 9.5% increase in cash and cash equivalents.

Loans. Our plan to prudently increase our loan portfolios is working as we experienced solid growth in our residential real estate loans and commercial real estate loans during the three months ending March 31, 2016. Net loans increased by $99.42 million or 6.5% to $1.63 billion at March 31, 2016 from $1.53 billion at December 31, 2015. The increase in net loans was primarily due to increases of $85.6 million or 12.1% in residential one-to-four family loans, $40.87 million or 9.1% in commercial real estate loans and $5.3 million or 3.3% in home equity lines of credit. Partially offsetting these increases was a decrease in construction loans and commercial loans of $11.12 million or 18.3% and $9.40 million or 17.7%, respectively, and a decrease in indirect auto loans of $11.79 million or 11.3% driven by the suspension of new originations due to current market conditions.

Investment Securities. Total investment securities decreased $1.81 million to $157.19 million at March 31, 2016 from $158.99 million at December 31, 2015.

Cash and Cash Equivalents. Cash and cash equivalents increased by $4.89 million or 9.5% to $56.15 million at March 31, 2016 from $51.26 million at December 31, 2015.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2016, our investment in bank-owned life insurance was $30.02 million or an increase of $237,000 from $29.79 million at December 31, 2015. This increase was driven by $233,000 of income from bank-owned life insurance.

Deposits. Deposits increased $85.76 million or 6.8% to $1.36 billion at March 31, 2016 from $1.27 billion at December 31, 2015. The increase in deposits was due to an increase of $35.93 million or 5.3% in savings accounts, an increase of $33.95 million or 13.1% in certificates of deposit (“CDs”) and an increase of $19.48 million or 15.4% in interest bearing checking accounts, partially offset by a decrease of $3.65 million or 1.9% in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $51.81 million or 5.1%. Strong deposit growth continued in the first quarter. Our proven strategy of targeting deposit driven business opportunities, combined with the expansion of our municipal customer base and cross selling new and existing commercial real estate customers, continues to provide us a cost efficient funding source.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$188,824	13.93%	$192,476	15.16%
Interest-bearing checking accounts	145,998	10.77	126,519	9.97
Savings accounts	719,866	53.12	683,940	53.87
Money market deposits	8,206	0.61	8,149	0.64

Total transaction accounts	1,062,894	78.43	1,011,084	79.64

Term certificates less than $100,000	177,134	13.07	162,462	12.80
Term certificates $100,000 or more	115,255	8.50	95,973	7.56

Total certificate accounts	292,389	21.57	258,435	20.36

Total deposits	$1,355,283	100.00%	$1,269,519	100.00%

Borrowings. At March 31, 2016, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.” Other borrowed funds that existed at December 31, 2015 with a balance of $1.02 million have been derecognized from the consolidated balance sheets as of March 31, 2016. The balance was related to loans that were sold with recourse to another financial institution in March of 2006 that were accounted for as secured borrowings due to a recourse provision. The recourse provision expired during the quarter ended March 31, 2016 and both the loans and recourse obligation were derecognized.

Total borrowings increased $16.03 million or 4.2% to $394.74 million at March 31, 2016, from $378.72 million at December 31, 2015. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $18.50 million to $392.50 million at March 31, 2016, from $374.00 million at December 31, 2015.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$235,500	$173,000
Other borrowed funds	—	1,020

	235,500	174,020

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	157,000	201,000
Repurchase agreements	2,242	3,695

	159,242	204,695

Total borrowed funds	$394,742	$378,715

Stockholders’ Equity. Total stockholders’ equity increased $3.14 million, or 2.1%, to $149.34 million at March 31, 2016 from $146.20 million as of December 31, 2015. This increase is primarily the result of earnings of $2.54 million and a $525,000 increase related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31, 2016	At December 31, 2015
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,156	$1,192
Commercial real estate	—	2,424
Consumer loans:
Indirect auto loans	—	15

Total non-accrual loans	$1,156	$3,631

Total non-performing loans	1,156	3,631

Repossessed automobiles	42	8

Total non-performing assets (NPAs)	$1,198	$3,639

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$776	$781
Troubled debt restructures not included in NPAs	6,935	7,007

Total troubled debt restructures	$7,711	$7,788

Ratios:
Non-performing loans to total loans	0.07%	0.24%
Non-performing assets to total assets	0.06%	0.20%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2016 and December 31, 2015, there were no loans on non-accrual that were determined to not be impaired. At March 31, 2016 and December 31, 2015 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At March 31, 2016, we had $7.71 million of troubled debt restructurings related to ten loans as compared to $7.79 million of troubled debt restructurings related to ten loans at December 31, 2015. The decrease in the balance was driven by paydowns.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $2.54 million, compared to net income of $1.37 million for the three months ended March 31, 2015. The improvement in operating results of $1.17 million or 84.8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, resulted from an increase in net interest and dividend income after the provision for loan losses of $2.26 million, partially offset by an increase in income tax expense of $684,000, an increase in noninterest expense of $316,000 and a decrease in noninterest income of $97,000.

Net Interest and Dividend Income. Net interest and dividend income increased $2.52 million or 28.8% to $11.28 million for the three months ended March 31, 2016, compared to $8.76 million for the three months ended March 31, 2015. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $18.43 million or 6.7% to $292.03 million for the three months ended March 31, 2016, from $273.60 million for the three months ended March 31, 2015. Our net interest margin remained flat at 2.53% during the three months ended March 31, 2016 and the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $3.39 million, or 30.6%, to $14.44 million for the three months ended March 31, 2016, from $11.05 million for the three months ended March 31, 2015. The increase in interest and dividend income was primarily due to a $3.18 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $359.04 million to $1.57 billion for the three months ended March 31, 2016, from $1.21 billion for the three months ended March 31, 2015.

Interest Expense. Interest expense increased $864,000 or 37.7%, to $3.16 million for the three months ended March 31, 2016, from $2.29 million for the three months ended March 31, 2015. The increase resulted from a $356.23 million or 31.7%, increase in the average balance of interest-bearing liabilities to $1.48 billion for the three months ended March 31, 2016, from $1.12 billion for the three months ended March 31, 2015 as well as a 3 basis point increase in the cost of interest-bearing liabilities to 0.86% during the three months ended March 31, 2016 from 0.83% during the three months ended March 31, 2015.

Interest expense on interest-bearing deposits increased by $370,000 to $2.13 million for the three months ended March 31, 2016, from $1.76 million for the three months ended March 31, 2015. This increase was primarily due to an increase in the interest expense on savings, CDs and interest-bearing checking accounts of $206,000, $104,000 and $61,000, respectively. The increase in interest expense on savings accounts of $206,000 from $769,000 to $975,000 was driven by an increase in the average balance of $174.62 million, partially offset by a 4 basis point decrease in the cost of savings accounts to 0.58% from 0.62%. The increase in interest expense on CDs of $104,000 from $915,000 to $1.02 million was driven by an increase in the average balance of $32.29 million, partially offset by a 5 basis point decrease in the cost of CDs accounts to 1.54% from 1.59%. The increase in interest expense on interest-bearing checking accounts of $61,000 from $69,000 to $130,000 was driven by an increase in the average balance of $46.03 million as well as a 6 basis point increase in the cost of interest-bearing checking to 0.42% from 0.36%.

Interest expense on total borrowings increased $494,000 to $1.03 million for the three months ended March 31, 2016, from $539,000 for the three months ended March 31, 2015. This increase was primarily due to an increase in the average balance of FHLB advances of $103.68 million or 34.9%, to $401.00 million for the three months ended March 31, 2016, from $297.32 million for the three months ended March 31, 2015, and an increase in the average cost of FHLB advances of 31 basis points to 1.03% for the three months ended March 31, 2016, from 0.72% for the three months ended March 31, 2015, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $599,000 for the three months ended March 31, 2016, compared to $338,000 for the three months ended March 31, 2015. The increase in the provision for loan losses was primarily due to loan growth. The allowance for loan losses was $11.83 million, or 0.72% of total loans, at March 31, 2016, compared to $11.24 million, or 0.73% of total loans, at December 31, 2015.

Noninterest Income. Noninterest income decreased by $97,000 to $660,000 for the three months ended March 31, 2016, from $757,000 for the three months ended March 31, 2015. This decrease was primarily driven by a decrease in other income and a decrease in loan servicing fee income due to decreases in the balance of indirect auto loans that we service for others. Partially offsetting these decreases was an increase in income from bank-owned life insurance due to $5.00 million of additional policies purchased in the second quarter of 2015.

Noninterest Expense. Noninterest expense increased $316,000 or 4.6% to $7.25 million for the three months ended March 31, 2016, from $6.94 million for the three months ended March 31, 2015. Our efficiency ratio improved to 60.7% during the three months ended March 31, 2016 from 72.9% during the three months ended March 31, 2015 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $1.55 million for the three months ended March 31, 2016, compared to income tax expense of $867,000 for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 37.92% compared to 38.69% for the three months ended March 31, 2015.

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

	For the Three Months Ended March 31,
	(unaudited)
	2016			2015
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,571,527	$13,412	3.43%	$1,212,486	$10,232	3.42%
Securities	158,053	828	2.11%	140,724	741	2.14%
Other	40,885	44	0.43%	42,593	21	0.20%

Total interest-earning assets (5)	1,770,465	$14,284	3.24%	1,395,803	$10,994	3.19%
Non-interest-earning assets	57,813			47,035

Total assets	$1,828,278			$1,442,838

Interest-bearing liabilities:
Savings accounts	$675,444	$975	0.58%	$500,820	$769	0.62%
Checking accounts	124,272	130	0.42%	78,240	69	0.36%
Money market accounts	8,245	1	0.05%	9,335	2	0.09%
Certificates of deposit	266,143	1,019	1.54%	233,853	915	1.59%

Total interest-bearing deposits	1,074,104	2,125	0.80%	822,248	1,755	0.87%
Federal Home Loan Bank advances	401,000	1,027	1.03%	297,322	531	0.72%
Securities sold under agreements to repurchase	2,328	1	0.17%	1,574	1	0.26%
Other borrowed funds	1,005	5	2.00%	1,062	7	2.67%

Total interest-bearing liabilities	1,478,437	$3,158	0.86%	1,122,206	$2,294	0.83%
Non-interest-bearing liabilities	201,341			182,129

Total liabilities	1,679,778			1,304,335
Stockholders’ Equity	148,500			138,503

Total liabilities and stockholders’ equity	$1,828,278			$1,442,838

Net interest income		$11,126			$8,700

Net interest rate spread (2)			2.38%			2.36%
Net interest-earning assets (3)	$292,028			$273,597

Net interest margin (4)			2.53%			2.53%
Average interest-earning assets to interest-bearing liabilities			119.75%			124.38%

(1)	Yields and rates for the three-month periods ended March 31, 2016 and 2015 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $155,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively, are not included.

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

	Three Months Ended March 31,
	2016 vs. 2015 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,149	$31	$3,180
Securities	96	(9)	87
Other	(1)	24	23

Total interest-earning assets (1)	$3,244	$46	$3,290

Expense on interest-bearing liabilities:
Savings accounts	$260	$(54)	$206
Checking accounts	47	14	61
Money market accounts	—	(1)	(1)
Certificates of deposit	131	(27)	104

Total interest-bearing deposits	438	(68)	370

Federal Home Loan Bank advances	224	272	496
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	—	(2)	(2)

Total interest-bearing liabilities	662	202	864

Change in net interest income	$2,582	$(156)	$2,426

(1)	Does not include dividends on FHLB stock of $155,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2016 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-15.6%
+200	-6.2%
- 100	-1.2%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2016, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.2% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 1.2% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2016 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience an 18.0% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 21.4% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2016 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $56.15 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2016, we had $68.15 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $254.84 million in unused lines of credit to borrowers and $10.11 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2016 totaled $89.71 million, or 6.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2016.

Our primary investing activity is originating and purchasing loans. During the three months ended March 31, 2016 and the year ended December 31, 2015, we originated and purchased $189.98 million and $749.88 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $85.76 million and $284.96 million for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the levels of brokered deposits were $123.14 million and $114.03 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2016, we had $392.50 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $188.38 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of March 31, 2016, our contractual obligations have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.

Belmont Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, Belmont Savings Bank exceeded all regulatory capital requirements. Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 had significantly increased our liquidity and capital resources however, over time, the level of liquidity has been reduced as net proceeds from the stock offering and additions to capital from income generated are used for general corporate purposes, including the funding of loans. We have seen our financial condition and results of operations enhanced by the continued investment of the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

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

The Company’s total stockholders’ equity increased to $149.34 million at March 31, 2016 from $146.20 million at December 31, 2015. This increase is primarily the result of earnings of $2.54 million and a $525,000 increase related to stock-based compensation.

Basel III Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement started being phased in on January 1, 2016 and will continue to be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2016. As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 29	—	—	—	500,000
March 1 - March 31	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 6, 2016	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)