Form 10-Q
period 2016-06-30
BSB Bancorp, Inc.
filed 2016-08-05
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant had 9,101,433 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2016.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$1,603	$1,871
Interest-bearing deposits in other banks	52,240	49,390

Cash and cash equivalents	53,843	51,261
Interest-bearing time deposits with other banks	134	131
Investments in available-for-sale securities	22,122	21,876
Investments in held-to-maturity securities (fair value of $139,496 as of June 30, 2016 (unaudited) and $136,728 as of December 31, 2015)	137,341	137,119
Federal Home Loan Bank stock, at cost	21,824	18,309
Loans held for sale	—	1,245
Loans, net of allowance for loan losses of $12,543 as of June 30, 2016 (unaudited) and $11,240 as of December 31, 2015	1,689,295	1,534,957
Premises and equipment, net	2,561	2,657
Accrued interest receivable	4,351	3,781
Deferred tax asset, net	7,336	6,726
Income taxes receivable	692	—
Bank-owned life insurance	35,261	29,787
Other assets	4,337	5,067

Total assets	$1,979,097	$1,812,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$185,149	$192,476
Interest-bearing	1,199,476	1,077,043

Total deposits	1,384,625	1,269,519
Federal Home Loan Bank advances	423,250	374,000
Securities sold under agreements to repurchase	1,771	3,695
Other borrowed funds	—	1,020
Accrued interest payable	1,016	993
Deferred compensation liability	6,901	6,434
Income taxes payable	—	184
Other liabilities	8,496	10,868

Total liabilities	1,826,059	1,666,713

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,100,815 and 9,086,639 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	91	91
Additional paid-in capital	90,745	89,648
Retained earnings	66,008	60,517
Accumulated other comprehensive income (loss)	54	(116)
Unearned compensation - ESOP	(3,860)	(3,937)

Total stockholders’ equity	153,038	146,203

Total liabilities and stockholders’ equity	$1,979,097	$1,812,916

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$14,138	$10,679	$27,550	$20,911
Interest on taxable debt securities	801	738	1,629	1,479
Dividends	186	64	341	122
Other interest income	39	22	84	44

Total interest and dividend income	15,164	11,503	29,604	22,556

Interest expense:
Interest on deposits	2,348	1,941	4,472	3,696
Interest on Federal Home Loan Bank advances	1,108	527	2,135	1,058
Interest on securities sold under agreements to repurchase	1	1	2	1
Interest on other borrowed funds	—	7	5	14

Total interest expense	3,457	2,476	6,614	4,769

Net interest and dividend income	11,707	9,027	22,990	17,787
Provision for loan losses	741	365	1,340	704

Net interest and dividend income after provision for loan losses	10,966	8,662	21,650	17,083

Noninterest income:
Customer service fees	224	204	450	415
Income from bank-owned life insurance	237	202	470	389
Net gain on sales of loans	106	293	167	332
Loan servicing fee income	92	143	205	304
Other income	46	106	75	264

Total noninterest income	705	948	1,367	1,704

Noninterest expense:
Salaries and employee benefits	4,359	4,377	8,959	8,721
Director compensation	247	215	481	492
Occupancy expense	240	264	492	557
Equipment expense	109	140	214	284
Deposit insurance	287	232	567	450
Data processing	879	772	1,761	1,527
Professional fees	187	177	422	389
Marketing	208	266	429	519
Other expense	468	545	915	985

Total noninterest expense	6,984	6,988	14,240	13,924

Income before income tax expense	4,687	2,622	8,777	4,863
Income tax expense	1,735	1,019	3,286	1,886

Net income	$2,952	$1,603	$5,491	$2,977

Earnings per share
Basic	$0.34	$0.19	$0.63	$0.34
Diluted	$0.33	$0.18	$0.61	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$2,952	$1,603	$5,491	$2,977
Other comprehensive income (loss), net of tax: Net change in fair value of securities available for sale	94	(93)	170	(10)

Total other comprehensive income (loss)	94	(93)	170	(10)

Total comprehensive income	$3,046	$1,510	$5,661	$2,967

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

					Accumulated Other Comprehensive (Loss) Income
			Additional Paid-In Capital			Unearned Compensation - ESOP	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	2,977	—	—	2,977
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Release of ESOP stock	—	—	79	—	—	77	156
Stock based compensation-restricted stock awards	—	—	424	—	—	—	424
Stock based compensation-stock options	—	—	386	—	—	—	386
Tax benefit from stock based compensation	—	—	44	—	—	—	44
Stock option exercises, net of shares surrendered	16,289	—	166	—	—	—	166

Balance at June 30, 2015	9,084,081	$91	$88,527	$56,580	$(32)	$(4,013)	$141,153

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	5,491	—	—	5,491
Other comprehensive income	—	—	—	—	170	—	170
Release of ESOP stock	—	—	95	—	—	77	172
Stock based compensation-restricted stock awards	—	—	425	—	—	—	425
Stock based compensation-stock options	—	—	387	—	—	—	387
Tax benefit from stock based compensation	—	—	54	—	—	—	54
Stock option exercises, net of shares surrendered	14,176	—	136	—	—	—	136

Balance at June 30, 2016	9,100,815	$91	$90,745	$66,008	$54	$(3,860)	$153,038

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,491	$2,977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	381	334
Gain on sales of loans, net	(167)	(332)
Loans originated for sale	(5,151)	(10,137)
Proceeds from sales of loans	6,562	20,585
Provision for loan losses	1,340	704
Change in net unamortized mortgage premiums	(823)	(241)
Change in net deferred loan costs	675	(124)
ESOP expense	172	156
Stock based compensation expense	812	810
Excess tax benefit from stock based compensation	(54)	(44)
Depreciation and amortization expense	308	383
Deferred income tax benefit	(724)	(210)
Increase in bank-owned life insurance	(470)	(389)
Net change in:
Accrued interest receivable	(570)	(266)
Other assets	730	(132)
Income taxes receivable	(692)	(426)
Income taxes payable	(130)	—
Accrued interest payable	23	30
Deferred compensation liability	467	441
Other liabilities	(2,510)	(187)

Net cash provided by operating activities	5,670	13,932

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	131	—
Purchases of interest-bearing time deposits with other banks	(134)	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	11,586	9,604
Purchases of held-to-maturity securities	(12,151)	(20,175)
Redemption of Federal Home Loan Bank stock	1,240	—
Purchases of Federal Home Loan Bank stock	(4,755)	(1,370)
Recoveries of loans previously charged off	13	19
Loan originations and principal collections, net	(7,050)	(26,964)
Purchases of loans	(149,512)	(96,384)
Capital expenditures	(212)	(205)
Premiums paid on bank-owned life insurance	(5,004)	(5,005)

Net cash used in investing activities	(165,848)	(140,480)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	63,934	130,795
Net increase in time deposits	51,172	34,400
Net proceeds from long-term Federal Home Loan Bank borrowings	116,250	15,000
Net change in short-term Federal Home Loan Bank advances	(67,000)	(59,000)
Net (decrease) increase in securities sold under agreement to repurchase	(1,924)	1,068
Repayment of principal on other borrowed funds	—	(23)
Net increase (decrease) in mortgagors’ escrow accounts	138	(165)
Net proceeds from exercise of stock options	136	166
Excess tax benefit from stock based compensation	54	44

Net cash provided by financing activities	162,760	122,285

Net increase (decrease) in cash and cash equivalents	2,582	(4,263)
Cash and cash equivalents at beginning of period	51,261	51,767

Cash and cash equivalents at end of period	$53,843	$47,504

Supplemental disclosures:
Interest paid	$6,591	$4,739
Income taxes paid	4,832	2,522
Transfer of loans held for investment to loans held for sale	—	10,116
Derecognition of loans and related recourse obligation in other borrowings	1,020	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries, Belmont Savings Bank and BSB Funding Corporation and the Bank’s wholly owned subsidiary, BSB Investment Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issue ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” (CECL) model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses.This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

NOTE 3—INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,088	$49	$(15)	$22,122	$22,126	$35	$(285)	$21,876

	$22,088	$49	$(15)	$22,122	$22,126	$35	$(285)	$21,876

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$119,713	$1,488	$(63)	$121,138	$119,517	$460	$(965)	$119,012
Corporate debt securities	17,628	730	—	18,358	17,602	141	(27)	17,716

	$137,341	$2,218	$(63)	$139,496	$137,119	$601	$(992)	$136,728

The amortized cost basis and estimated fair value of debt securities by contractual maturity at June 30, 2016 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$16	$16
Due after one year through five years	12,780	12,828	9,110	9,173
Due after five years through ten years	9,308	9,294	51,982	53,249
Due after ten years	—	—	76,233	77,058

	$22,088	$22,122	$137,341	$139,496

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three and six months ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016 (unaudited):
Available-for-sale
Corporate debt securities	1	$4,985	$(15)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	14	5,939	(20)	7,428	(43)

Total temporarily impaired securities	15	$10,924	$(35)	$7,428	$(43)

December 31, 2015:
Available-for-sale
Corporate debt securities	4	$9,745	$(75)	$4,127	$(210)
Held-to-maturity
Corporate debt securities	3	4,733	(27)	—	—
U.S. government sponsored mortgage-backed securities	52	89,366	(822)	5,430	(143)

Total temporarily impaired securities	59	$103,844	$(924)	$9,557	$(353)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under Accounting Standards Codification (“ASC”) 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2016 (unaudited), 15 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2016 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 15 debt securities with aggregate depreciation of 0.42% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

At December 31, 2015, 59 debt securities had unrealized losses with aggregate depreciation of 1.11% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at June 30, 2016 (unaudited) and December 31, 2015 was $2.5 million and $2.5 million, respectively. For the three and six month periods ending June 30, 2016 (unaudited), the net gain on these investments still held at the reporting date was $13,000 and $14,000, respectively. For the three and six month periods ending June 30, 2015 (unaudited), the net loss and net gain on these investments still held at the reporting date was $(9,000) and $30,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016 or during fiscal year 2015.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2016 (unaudited) and December 31, 2015, the Company had unallocated reserves of $476,000 and $213,000, respectively.

Loans consisted of the following (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$833,607	49.26%	$709,426	46.15%
Commercial real estate loans (1)	484,328	28.61	449,391	29.24
Home equity lines of credit	170,363	10.06	160,040	10.41
Construction loans	63,034	3.72	60,722	3.95

Total mortgage loans	1,551,332	91.65	1,379,579	89.75

Commercial loans	60,249	3.56	53,192	3.46
Consumer loans:
Indirect auto loans	80,656	4.76	103,965	6.76
Other consumer loans	445	0.03	453	0.03

	141,350	8.35	157,610	10.25

Total loans	1,692,682	100.00%	1,537,189	100.00%

Net deferred loan costs	3,988		4,663
Net unamortized mortgage premiums	5,168		4,345
Allowance for loan losses	(12,543)		(11,240)

Total loans, net	$1,689,295		$1,534,957

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2016 and 2015 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2016 (unaudited) and December 31, 2015. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,980	$175	$—	$—	$4,155
Commercial real estate	4,868	(58)	—	—	4,810
Construction	679	185	—	—	864
Commercial	505	193	—	—	698
Home equity lines of credit	1,008	30	—	—	1,038
Indirect auto	554	(36)	(28)	2	492
Other consumer	9	4	(4)	1	10
Unallocated	228	248	—	—	476

Total	$11,831	$741	$(32)	$3	$12,543

	Three Months Ended June 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$2,579	$161	$—	$—	$2,740
Commercial real estate	4,035	87	—	—	4,122
Construction	473	112	—	—	585
Commercial	416	(61)	—	—	355
Home equity lines of credit	740	87	—	—	827
Indirect auto	770	(31)	(33)	7	713
Other consumer	13	4	(5)	—	12
Unallocated	177	6	—	—	183

Total	$9,203	$365	$(38)	$7	$9,537

	Six Months Ended June 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,574	$581	$—	$—	$4,155
Commercial real estate	4,478	332	—	—	4,810
Construction	801	63	—	—	864
Commercial	613	85	—	—	698
Home equity lines of credit	928	110	—	—	1,038
Indirect auto	623	(100)	(42)	11	492
Other consumer	10	6	(8)	2	10
Unallocated	213	263	—	—	476

Total	$11,240	$1,340	$(50)	$13	$12,543

	Six Months Ended June 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$2,364	$376	$—	$—	$2,740
Commercial real estate	4,043	79	—	—	4,122
Construction	228	357	—	—	585
Commercial	458	(103)	—	—	355
Home equity lines of credit	828	(1)	—	—	827
Indirect auto	778	(24)	(59)	18	713
Other consumer	11	8	(8)	1	12
Unallocated	171	12	—	—	183

Total	$8,881	$704	$(67)	$19	$9,537

	June 30, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,272	$174	$829,335	$3,981	$833,607	$4,155
Commercial real estate	3,524	2	480,804	4,808	484,328	4,810
Construction	—	—	63,034	864	63,034	864
Commercial	—	—	60,249	698	60,249	698
Home equity lines of credit	200	—	170,163	1,038	170,363	1,038
Indirect auto	—	—	80,656	492	80,656	492
Other consumer	—	—	445	10	445	10
Unallocated	—	—	—	476	—	476

Total	$7,996	$176	$1,684,686	$12,367	$1,692,682	$12,543

	December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,341	$260	$705,085	$3,314	$709,426	$3,574
Commercial real estate	6,083	133	443,308	4,345	449,391	4,478
Construction	—	—	60,722	801	60,722	801
Commercial	—	—	53,192	613	53,192	613
Home equity lines of credit	200	—	159,840	928	160,040	928
Indirect auto	15	—	103,950	623	103,965	623
Other consumer	—	—	453	10	453	10
Unallocated	—	—	—	213	—	213

Total	$10,639	$393	$1,526,550	$10,847	$1,537,189	$11,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2016 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,396	$1,448	$174
Commercial real estate	2,972	2,972	2

Totals	$4,368	$4,420	$176

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,876	$2,918	$—
Commercial real estate	552	552	—
Home equity lines of credit	200	200	—

Totals	$3,628	$3,670	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015 (in thousands):

	Impaired loans with a related allowance for credit losses
		Unpaid
	Recorded	Principal	Specific
	Investment	Balance	Allowance
Residential one-to-four family	$1,450	$1,476	$260
Commercial real estate	5,426	5,426	133

Totals	$6,876	$6,902	$393

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Residential one-to-four family	$2,891	$2,933	$—
Commercial real estate	657	657	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$3,763	$3,805	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,400	$8	$1,178	$8
Commercial real estate	2,977	30	3,035	31

Totals	$4,377	$38	$4,213	$39

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$2,882	$19	$5,032	$25
Commercial real estate	569	6	772	8
Home equity lines of credit	200	2	294	2
Indirect auto	15	—	—	—

Totals	$3,666	$27	$6,098	$35

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,407	$16	$1,179	$17
Commercial real estate	3,783	85	3,043	62

Totals	$5,190	$101	$4,222	$79

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$2,886	$39	$5,043	$50
Commercial real estate	596	13	787	16
Home equity lines of credit	200	4	295	4
Indirect auto	19	—	—	—

Totals	$3,701	$56	$6,125	$70

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2016 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual

Real estate loans:
Residential one-to-four family	$679	$627	$497	$1,803	$—	$1,146
Home equity lines of credit	48	—	—	48	—	—
Other loans:
Indirect auto	429	42	—	471	—	—

Total	$1,156	$669	$497	$2,322	$—	$1,146

	December 31, 2015
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual

Real estate loans:
Residential one-to-four family	$1,579	$81	$411	$2,071	$—	$1,192
Commercial real estate	—	—	—	—	—	2,424
Home equity lines of credit	634	—	—	634	—	—
Other loans:
Indirect auto	551	47	15	613	—	15

Total	$2,764	$128	$426	$3,318	$—	$3,631

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

The following tables present the Company’s loans by risk rating at June 30, 2016 (unaudited and in thousands) and December 31, 2015 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$355	$1,860	$831,392	$833,607
Commercial real estate	450,994	28,840	4,494	—	484,328
Construction	63,034	—	—	—	63,034
Commercial	60,249	—	—	—	60,249
Home equity lines of credit	—	—	799	169,564	170,363
Indirect auto	—	—	—	80,656	80,656
Other consumer	—	—	—	445	445

Total	$574,277	$29,195	$7,153	$1,082,057	$1,692,682

	December 31, 2015
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$359	$1,915	$707,152	$709,426
Commercial real estate	427,160	15,159	7,072	—	449,391
Construction	56,459	4,263	—	—	60,722
Commercial	53,192	—	—	—	53,192
Home equity lines of credit	—	—	799	159,241	160,040
Indirect auto	—	—	—	103,965	103,965
Consumer	—	—	—	453	453

Total	$536,811	$19,781	$9,786	$970,811	$1,537,189

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and six months ended June 30, 2016 and June 30, 2015 (unaudited), there were no loans modified and determined to be TDRs. At June 30, 2016 (unaudited), the Company had $7.6 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2016		December 31, 2015
	(unaudited	)
TDRs on Accrual Status	$6,850		$7,007
TDRs on Nonaccrual Status	772		781

Total TDRs	$7,622		$7,788

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$165		$170
Additional commitments to lend to a borrower who has been a party to a TDR	$—		$—

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated (unaudited and in thousands except for number of contracts):

	For the three months ended June 30,
	2016		2015
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
Real estate loans:
Residential one-to-four family	1	$497	—	$—

Total	1	$497	—	$—

	For the six months ended June 30,
	2016		2015
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
Real estate loans:
Residential one-to-four family	1	$497	—	$—

Total	1	$497	—	$—

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of June 30, 2016 (unaudited) and $412,000 as of December 31, 2015. We did not have any foreclosed residential real estate property as of June 30, 2016 (unaudited) and as of December 31, 2015.

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

At June 30, 2016 (unaudited) and December 31, 2015, residential loans previously sold and serviced by the Company were $65.8 million and $65.9 million, respectively. At June 30, 2016 (unaudited) and December 31, 2015, indirect auto loans previously sold and serviced by the Company were $41.6 million and $57.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the six months ended June 30, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. As of June 30, 2016 (unaudited) and December 31, 2015, the Company’s recorded balance of these loans sold with recourse amounted to $0 and $1.0 million, respectively. The Company did not incur any losses related to these loans.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Balance at beginning of period	$466	$463	$479	$476
Capitalization	29	55	46	77
Amortization	(24)	(24)	(45)	(47)
Valuation allowance adjustment	(14)	(19)	(23)	(31)

Balance at end of period	$457	$475	$457	$475

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2016 (unaudited) and December 31, 2015 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2016 (unaudited) and December 31, 2015 was $1.8 million and $3.7 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at June 30, 2016 (unaudited) and December 31, 2015 was $0 and $1.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At June 30, 2016 (unaudited) and December 31, 2015, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2016 (unaudited) and December 31, 2015 relating to this plan was $1.5 million and $1.3 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2016 (unaudited) and December 31, 2015 relating to these plans was $2.2 million and $2.0 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2016 (unaudited) and December 31, 2015 relating to this plan was $649,000 and $635,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $523,000 and $555,000 for the three months ended June 30, 2016 and 2015 (unaudited), respectively, and $921,000 and $922,000 for the six months ended June 30, 2016 and 2015 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2016 and 2015 (unaudited) totaled $196,000 and $192,000, respectively, and $430,000 and $429,000 for the six months ended June 30, 2016 and 2015 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of June 30, 2016 (unaudited) and December 31, 2015, the recorded liability relating to the Rabbi Trust was $2.5 million and $2.5 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.5% at June 30, 2016, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $87,000 and $84,000 for the three months ended June 30, 2016 and 2015 (unaudited), respectively, and $172,000 and $156,000 for the six months ended June 30, 2016 and 2015 (unaudited), respectively.

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

June 30, 2016 (unaudited)	Securities held to	Loans	Total pledged
	maturity (at cost)	receivable	assets
Repurchase agreements	$5,266	$—	$5,266
FHLB borrowings	42,870	865,112	907,982
Federal Reserve Bank line of credit	15,720	—	15,720

Total pledged assets	$63,856	$865,112	$928,968

December 31, 2015	Securities held to	Loans	Total pledged
	maturity (at cost)	receivable	assets
Repurchase agreements	$5,731	$—	$5,731
FHLB borrowings	48,105	735,818	783,923
Federal Reserve Bank line of credit	15,700	—	15,700

Total pledged assets	$69,536	$735,818	$805,354

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$2,952	$1,603	$5,491	$2,977
Undistributed earnings attributable to participating securities	(49)	(40)	(92)	(75)

Net income allocated to common stockholders	$2,903	$1,563	$5,399	$2,902

Weighted average shares outstanding, basic	8,560,039	8,450,099	8,555,212	8,446,266
Effect of dilutive shares	266,700	230,572	260,623	196,672

Weighted average shares outstanding, assuming dilution	8,826,739	8,680,671	8,815,835	8,642,938

Basic EPS	$0.34	$0.19	$0.63	$0.34
Effect of dilutive shares	(0.01)	(0.01)	(0.02)	—

Diluted EPS	$0.33	$0.18	$0.61	$0.34

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	27,500	23,242	18,434	27,324

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the six months ended June 30, 2016 and 2015 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$198	$198	$387	$386
Restricted stock awards	215	216	425	424

Total stock based compensation expense	$413	$414	$812	$810

Related tax benefits recognized in earnings	$122	$119	$241	$235

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of June 30, 2016		As of December 31, 2015
	(unaudited)
		Weighted average period		Weighted average period
	Amount		Amount
Stock options	$1,200	1.85	$1,476	2.07
Restricted stock	1,178	1.46	1,562	1.95

Total	$2,378		$3,038

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2016 and December 31, 2015. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2016 (unaudited) Securities available-for-sale Corporate debt securities	$—	$22,122	$—	$22,122
Trading securities Rabbi trust investments	2,530	—	—	2,530

Totals	$2,530	$22,122	$—	$24,652

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2015 Securities available-for-sale Corporate debt securities	$—	$21,876	$—	$21,876
Trading securities Rabbi trust investments	2,460	—	—	2,460

Totals	$2,460	$21,876	$—	$24,336

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral and loans held-for-sale at June 30, 2016 (unaudited) and December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$632

Totals	$—	$—	$632

	December 31, 2015
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,886
Loans held-for-sale	—	—	1,245

Totals	$—	$—	$4,131

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

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	June 30, 2016
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$457

Totals	$—	$—	$457

	December 31, 2015
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$479

Totals	$—	$—	$479

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$53,843	$53,843	$53,843	$—	$—
Interest-bearing time deposits with other banks	134	134	—	134	—
Held-to-maturity securities	137,341	139,496	—	139,496	—
Federal Home Loan Bank stock	21,824	21,824	—	21,824	—
Loans, net	1,689,295	1,691,009	—	—	1,691,009
Accrued interest receivable	4,351	4,351	4,351	—	—
Bank-owned life insurance	35,261	35,261	—	35,261	—
Financial liabilities:
Deposits	1,384,625	1,388,306	1,075,018	313,288	—
Federal Home Loan Bank advances	423,250	426,606	—	426,606	—
Securities sold under agreements to repurchase	1,771	1,771	—	1,771	—
Accrued interest payable	1,016	1,016	1,016	—	—
Mortgagors’ escrow accounts	2,553	2,553	—	2,553	—

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,261	$51,261	$51,261	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	137,119	136,728	—	136,728	—
Federal Home Loan Bank stock	18,309	18,309	—	18,309	—
Loans, net	1,534,957	1,518,476	—	—	1,518,476
Accrued interest receivable	3,781	3,781	3,781	—	—
Bank-owned life insurance	29,787	29,787	—	29,787	—
Financial liabilities:
Deposits	1,269,519	1,271,278	1,011,084	260,194	—
Federal Home Loan Bank advances	374,000	373,840	—	373,840	—
Securities sold under agreements to repurchase	3,695	3,695	—	3,695	—
Other borrowed funds	1,020	999	—	999	—
Accrued interest payable	993	993	993	—	—
Mortgagors’ escrow accounts	2,414	2,414	—	2,414	—

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a reconciliation of the changes in the components of other comprehensive income(loss) for the dates indicated, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Benefit	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$156	$(62)	$94	$(154)	$61	$(93)

Total other comprehensive income (loss)	$156	$(62)	$94	$(154)	$61	$(93)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Benefit	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$284	$(114)	$170	$(18)	$8	$(10)

Total other comprehensive income (loss)	$284	$(114)	$170	$(18)	$8	$(10)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows: (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$20	$(150)
Unrecognized benefit pertaining to defined benefit plan, net of tax	34	34

Accumulated other comprehensive income (loss)	$54	$(116)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	government shutdowns;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	our inability to adapt to changes in information technology;

•	system failures or breaches of our network security;

•	electronic fraudulent activity within the financial services industry;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased $166.18 million to $1.98 billion at June 30, 2016, from $1.81 billion at December 31, 2015. The increase was primarily the result of a $154.34 million or 10.1% increase in net loans and a $5.47 million or 18.4% increase in bank-owned life insurance.

Loans. Our plan to prudently increase our loan portfolios is working as we experienced solid growth in our residential real estate loans and commercial real estate loans during the six months ended June 30, 2016. Net loans increased by $154.34 million or 10.1% to $1.69 billion at June 30, 2016 from $1.53 billion at December 31, 2015. The increase in net loans was primarily due to increases of $124.18 million or 17.5% in residential one-to-four family loans, $34.94 million or 7.8% in commercial real estate loans, $10.32 million or 6.5% in home equity lines of credit, and $7.06 milion or 13.3% in commercial loans. Partially offsetting these increases was a decrease in indirect auto loans of $23.31 million or 22.4% driven by the suspension of new originations due to current market conditions.

Investment Securities. Total investment securities increased $468,000 to $159.46 million at June 30, 2016 from $158.99 million at December 31, 2015.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.58 million or 5.0% to $53.84 million at June 30, 2016 from $51.26 million at December 31, 2015.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2016, our investment in bank-owned life insurance was $35.26 million or an increase of $5.47 million from $29.79 million at December 31, 2015. This increase was driven by purchases of $5.00 million in new policies and $470,000 in income from bank owned life insurance during the six months ended June 30, 2016.

Deposits. Deposits increased $115.11 million or 9.1% to $1.38 billion at June 30, 2016 from $1.27 billion at December 31, 2015. The increase in deposits was due to an increase of $50.36 million or 7.4% in savings accounts, an increase of $51.17 million or 19.8% in certificates of deposit (“CDs”) and an increase of $20.86 million or 16.5% in interest bearing checking accounts, partially offset by a decrease of $7.33 million or 3.8% in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $63.93 million or 6.3%. Deposit growth momentum continued in the second quarter. This strong performance was driven by the success of our ongoing targeted focus on key business segments such as municipalities and the legal profession. In addition, the effective cross selling of our expanding commercial real estate customer base continued to contribute to these results.

The following table sets forth the Company’s deposit accounts at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$185,149	13.37%	$192,476	15.16%
Interest-bearing checking accounts	147,382	10.64	126,519	9.97
Savings accounts	734,295	53.04	683,940	53.87
Money market deposits	8,192	0.59	8,149	0.64

Total transaction accounts	1,075,018	77.64	1,011,084	79.64

Term certificates less than $100,000	183,181	13.23	162,462	12.80
Term certificates $100,000 or more	126,426	9.13	95,973	7.56

Total certificate accounts	309,607	22.36	258,435	20.36

Total deposits	$1,384,625	100.00%	$1,269,519	100.00%

Borrowings. At June 30, 2016, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.” Other borrowed funds that existed at December 31, 2015 with a balance of $1.02 million have been derecognized from the consolidated balance sheets as of June 30, 2016. The balance was related to loans that were sold with recourse to another financial institution in March of 2006 that were accounted for as secured borrowings due to a recourse provision. The recourse provision expired during the quarter ended March 31, 2016 and both the loans and recourse obligation were derecognized.

Total borrowings increased $46.31 million or 12.2% to $425.02 million at June 30, 2016, from $378.72 million at December 31, 2015. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $49.25 million to $423.25 million at June 30, 2016, from $374.00 million at December 31, 2015.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$289,250	$173,000
Other borrowed funds	—	1,020

	289,250	174,020

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	134,000	201,000
Repurchase agreements	1,771	3,695

	135,771	204,695

Total borrowed funds	$425,021	$378,715

Stockholders’ Equity. Total stockholders’ equity increased $6.84 million, or 4.7%, to $153.04 million at June 30, 2016 from $146.20 million as of December 31, 2015. This increase is primarily the result of earnings of $5.49 million and a $1.10 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30,	At December 31,
	2016	2015
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,146	$1,192
Commercial real estate	—	2,424
Consumer loans:
Indirect auto loans	—	15
Total non-accrual loans	$1,146	$3,631

Total non-performing loans	1,146	3,631

Repossessed automobiles	50	8

Total non-performing assets (NPAs)	$1,196	$3,639

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$772	$781
Troubled debt restructures not included in NPAs	6,850	7,007

Total troubled debt restructures	$7,622	$7,788

Ratios:
Non-performing loans to total loans	0.07%	0.24%
Non-performing assets to total assets	0.06%	0.20%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2016 and December 31, 2015, there were no loans on non-accrual that were determined to not be impaired. At June 30, 2016 and December 31, 2015 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At June 30, 2016, we had $7.62 million of troubled debt restructurings related to ten loans as compared to $7.79 million of troubled debt restructurings related to ten loans at December 31, 2015. The decrease in the balance was driven by paydowns.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income for the three months ended June 30, 2016 was $2.95 million, compared to net income of $1.60 million for the three months ended June 30, 2015. The improvement in operating results of $1.35 million or 84.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted from an increase in net interest and dividend income after the provision for loan losses of $2.30 million, partially offset by an increase in income tax expense of $716,000 and a decrease in noninterest income of $243,000.

Net Interest and Dividend Income. Net interest and dividend income increased $2.68 million or 29.7% to $11.71 million for the three months ended June 30, 2016, compared to $9.03 million for the three months ended June 30, 2015. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $17.06 million or 6.2% to $293.49 million for the three months ended June 30, 2016, from $276.43 million for the three months ended June 30, 2015 as well as an increase in our net interest margin of 2 basis points to 2.49% during the three months ended June 30, 2016 from 2.47% during the three months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $3.66 million, or 31.8%, to $15.16 million for the three months ended June 30, 2016, from $11.50 million for the three months ended June 30, 2015. The increase in interest and dividend income was primarily due to a $3.46 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $395.83 million to $1.66 billion for the three months ended June 30, 2016, from $1.27 billion for the three months ended June 30, 2015 as well as a 4 basis point increase in the average yield on loans to 3.42% for the three months ended June 30, 2016 from 3.38% for the three months ended June 30, 2015.

Interest Expense. Interest expense increased $981,000 or 39.6%, to $3.46 million for the three months ended June 30, 2016 from $2.48 million for the three months ended June 30, 2015. The increase resulted from a $392.81 million or 33.4% increase in the average balance of interest-bearing liabilities to $1.57 billion for the three months ended June 30, 2016 from $1.18 billion for the three months ended June 30, 2015 as well as a 5 basis point increase in the cost of interest-bearing liabilities to 0.89% during the three months ended June 30, 2016 from 0.84% during the three months ended June 30, 2015.

Interest expense on interest-bearing deposits increased by $407,000 to $2.35 million for the three months ended June 30, 2016, from $1.94 million for the three months ended June 30, 2015. This increase was primarily due to an increase in the interest expense on savings accounts, CDs and interest-bearing checking accounts of $211,000, $125,000 and $73,000, respectively. The increase in interest expense on savings accounts of $211,000 from $868,000 to $1.08 million was driven by an increase in the average balance of $155.14 million, partially offset by a 1 basis point decrease in the cost of savings accounts to 0.59% from 0.60%. The increase in interest expense on CDs of $125,000 from $998,000 to $1.12 million was driven by an increase in the average balance of $42.87 million, partially offset by a 5 basis point decrease in the cost of CD accounts to 1.51% from 1.56%. The increase in interest expense on interest-bearing checking accounts of $73,000 from $73,000 to $146,000 was driven by an increase in the average balance of $55.78 million as well as an 8 basis point increase in the cost of interest-bearing checking accounts to 0.42% from 0.34%.

Interest expense on total borrowings increased $574,000 to $1.11 million for the three months ended June 30, 2016 from $535,000 for the three months ended June 30, 2015. This increase was primarily due to an increase in the average balance of FHLB advances of $140.65 million or 57.8% to $383.97 million for the three months ended June 30, 2016 from $243.32 million for the three months ended June 30, 2015 and an increase in the average cost of FHLB advances of 29 basis points to 1.16% for the three months ended June 30, 2016 from 0.87% for the three months ended June 30, 2015, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $741,000 for the three months ended June 30, 2016, compared to $365,000 for the three months ended June 30, 2015. The allowance for loan losses was $12.54 million or 0.74% of total loans at June 30, 2016, compared to $11.24 million or 0.73% of total loans at December 31, 2015.

Noninterest Income. Noninterest income decreased by $243,000 to $705,000 for the three months ended June 30, 2016, from $948,000 for the three months ended June 30, 2015. This decrease was primarily driven by a decrease in net gains on sales of loans and a decline in auto loan servicing and other auto related fee income. Partially offsetting these decreases was an increase in income from bank-owned life insurance due to $5.00 million of additional policies purchased during the second quarter of 2015 as well as $5.00 million purchased during the second quarter of 2016.

Noninterest Expense. Noninterest expense decreased $4,000 or 0.1% to $6.98 million for the three months ended June 30, 2016, from $6.99 million for the three months ended June 30, 2015. Our efficiency ratio improved to 56.3% during the three months ended June 30, 2016 from 70.1% during the three months ended June 30, 2015 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $1.74 million for the three months ended June 30, 2016 compared to income tax expense of $1.02 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 37.0% compared to 38.9% for the three months ended June 30, 2015. The decrease in our effective tax rate was driven by an increase in our deferred tax assets related to an increase in our statutory federal income tax rate. In addition, our effective tax rate benefited from the impact of federally tax exempt industrial revenue bond interest income and the lower impact of non-deductible stock based compensation. Partially offsetting these decreases to our effective tax rate was increased income tax expense as a result of the increase in our statutory federal income tax rate.

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

	For the Three Months Ended June 30,
	(unaudited)
	2016			2015
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)

Interest-earning assets:
Total loans	$1,664,562	$14,138	3.42%	$1,268,728	$10,679	3.38%
Securities	156,286	801	2.06%	144,385	738	2.05%
Other	42,303	39	0.37%	40,170	22	0.22%

Total interest-earning assets (5)	1,863,151	$14,978	3.23%	1,453,283	$11,439	3.15%
Non-interest-earning assets	59,182			48,905

Total assets	$1,922,333			$1,502,188

Interest-bearing liabilities:
Savings accounts	$733,870	$1,079	0.59%	$578,729	$868	0.60%
Checking accounts	141,292	146	0.42%	85,510	73	0.34%
Money market accounts	8,202	—	0.00%	9,027	2	0.09%
Certificates of deposit	299,924	1,123	1.51%	257,057	998	1.56%

Total interest-bearing deposits	1,183,288	2,348	0.80%	930,323	1,941	0.84%
Federal Home Loan Bank advances	383,967	1,108	1.16%	243,320	527	0.87%
Securities sold under agreements to repurchase	2,402	1	0.17%	2,157	1	0.19%
Other borrowed funds	—	—	0.00%	1,051	7	2.67%

Total interest-bearing liabilities	1,569,657	$3,457	0.89%	1,176,851	$2,476	0.84%
Non-interest-bearing liabilities	200,718			184,687

Total liabilities	1,770,375			1,361,538
Stockholders’ Equity	151,958			140,650

Total liabilities and stockholders’ equity	$1,922,333			$1,502,188

Net interest income		$11,521			$8,963

Net interest rate spread (2)			2.34%			2.31%
Net interest-earning assets (3)	$293,494			$276,432

Net interest margin (4)			2.49%			2.47%
Average interest-earning assets to interest-bearing liabilities			118.70%			123.49%

(1)	Yields and rates for the three-month periods ended June 30, 2016 and 2015 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $186,000 and $64,000 for the three months ended June 30, 2016 and 2015, respectively, are not included.

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

	Three Months Ended June 30,
	2016 vs. 2015 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,332	$127	$3,459
Securities	59	4	63
Other	1	16	17

Total interest-earning assets (1)	$3,392	$147	$3,539

Expense on interest-bearing liabilities:
Savings accounts	$226	$(15)	$211
Checking accounts	55	18	73
Money market accounts	—	(2)	(2)
Certificates of deposit	159	(34)	125

Total interest-bearing deposits	440	(33)	407
Federal Home Loan Bank advances	367	214	581
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(4)	(3)	(7)

Total interest-bearing liabilities	803	178	981

Change in net interest income	$2,589	$(31)	$2,558

(1)	Does not include dividends on FHLB stock of $186,000 and $64,000 for the three months ended June 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income for the six months ended June 30, 2016 was $5.49 million, compared to net income of $2.98 million for the six months ended June 30, 2015. The improvement in operating results of $2.51 million or 84.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from an increase in net interest and dividend income after the provision for loan losses of $4.57 million, partially offset by an increase in income tax expense of $1.40 million, an increase in noninterest expense of $316,000 and a decrease in noninterest income of $337,000.

Net Interest and Dividend Income. Net interest and dividend income increased $5.20 million or 29.3% to $22.99 million for the six months ended June 30, 2016, compared to $17.79 million for the six months ended June 30, 2015. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $17.74 million or 6.5% to $292.76 million for the six months ended June 30, 2016, from $275.02 million for the six months ended June 30, 2015 as well as an increase in our net interest margin of 1 basis points to 2.51% during the six months ended June 30, 2016 from 2.50% during the six months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $7.05 million, or 31.2%, to $29.60 million for the six months ended June 30, 2016, from $22.56 million for the six months ended June 30, 2015. The increase in interest and dividend income was primarily due to a $6.64 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $377.28 million to $1.62 billion for the six months ended June 30, 2016, from $1.24 billion for the six months ended June 30, 2015 as well as a 2 basis point increase in the average yield on loans to 3.42% for the six months ended June 30, 2016 from 3.40% for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $1.85 million or 38.7% to $6.61 million for the six months ended June 30, 2016 from $4.77 million for the six months ended June 30, 2015. The increase resulted from a $374.37 million or 32.6% increase in the average balance of interest-bearing liabilities to $1.52 billion for the six months ended June 30, 2016, from $1.15 billion for the six months ended June 30, 2015 as well as a 3 basis point increase in the cost of interest-bearing liabilities to 0.87% during the six months ended June 30, 2016 from 0.84% during the six months ended June 30, 2015.

Interest expense on interest-bearing deposits increased by $776,000 to $4.47 million for the six months ended June 30, 2016, from $3.70 million for the six months ended June 30, 2015. This increase was primarily due to an increase in the interest expense on savings accounts, CDs and interest-bearing checking accounts of $416,000, $228,000 and $134,000, respectively. The increase in interest expense on savings accounts of $416,000 from $1.64 million to $2.05 million was driven by an increase in the average balance of $164.67 million, partially offset by a 2 basis point decrease in the cost of savings accounts to 0.59% from 0.61%. The increase in interest expense on CDs of $228,000 from $1.91 million to $2.14 million was driven by an increase in the average balance of $37.51 million, partially offset by a 5 basis point decrease in the cost of CD accounts to 1.52% from 1.57%. The increase in interest expense on interest-bearing checking accounts of $134,000 from $142,000 to $276,000 was driven by an increase in the average balance of $50.89 million as well as a 7 basis point increase in the cost of interest-bearing checking to 0.42% from 0.35%.

Interest expense on total borrowings increased $1.07 million to $2.14 million for the six months ended June 30, 2016 from $1.07 million for the six months ended June 30, 2015. This increase was primarily due to an increase in the average balance of FHLB advances of $122.31 million or 45.3% to $392.48 million for the six months ended June 30, 2016 from $270.17 million for the six months ended June 30, 2015 and an increase in the average cost of FHLB advances of 30 basis points to 1.09% for the six months ended June 30, 2016 from 0.79% for the six months ended June 30, 2015, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.34 million for the six months ended June 30, 2016 compared to $704,000 for the six months ended June 30, 2015. The allowance for loan losses was $12.54 million or 0.74% of total loans at June 30, 2016, compared to $11.24 million or 0.73% of total loans at December 31, 2015.

Noninterest Income. Noninterest income decreased by $337,000 to $1.37 million for the six months ended June 30, 2016, from $1.70 million for the six months ended June 30, 2015. This decrease was primarily driven by a decrease in net gains on sales of loans and a decline in auto loan servicing and other auto related fee income. Partially offsetting these decreases was an increase in income from bank-owned life insurance due to $5.00 million of additional policies purchased during the second quarter of 2015 as well as $5.00 million purchased during the second quarter of 2016.

Noninterest Expense. Noninterest expense increased $316,000 or 2.3% to $14.24 million for the six months ended June 30, 2016, from $13.92 million for the six months ended June 30, 2015. Our efficiency ratio improved to 58.46% during the six months ended June 30, 2016 from 71.44% during the six months ended June 30, 2015 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $3.29 million for the six months ended June 30, 2016 compared to income tax expense of $1.89 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 37.4% compared to 38.8% for the six months ended June 30, 2015. The decrease in our effective tax rate was driven by an increase in our deferred tax assets related to an increase in our statutory federal income tax rate. In addition, our effective tax rate benefited from the impact of federally tax exempt industrial revenue bond interest income and the lower impact of non-deductible stock based compensation. Partially offsetting these decreases to our effective tax rate was increased income tax expense as a result of the increase in our statutory federal income tax rate.

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

	For the Six Months Ended June 30,
	(unaudited)
	2016			2015
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,618,045	$27,550	3.42%	$1,240,762	$20,911	3.40%
Securities	157,170	1,629	2.08%	142,565	1,479	2.09%
Other	41,594	84	0.41%	41,374	44	0.21%

Total interest-earning assets (5)	1,816,809	$29,263	3.24%	1,424,701	$22,434	3.18%
Non-interest-earning assets	58,497			47,976

Total assets	$1,875,306			$1,472,677

Interest-bearing liabilities:
Savings accounts	$704,657	$2,053	0.59%	$539,989	$1,637	0.61%
Checking accounts	132,782	276	0.42%	81,895	142	0.35%
Money market accounts	8,224	1	0.02%	9,180	3	0.07%
Certificates of deposit	283,033	2,142	1.52%	245,519	1,914	1.57%

Total interest-bearing deposits	1,128,696	4,472	0.80%	876,583	3,696	0.85%
Federal Home Loan Bank advances	392,484	2,135	1.09%	270,172	1,058	0.79%
Securities sold under agreements to repurchase	2,365	2	0.17%	1,867	1	0.11%
Other borrowed funds	502	5	2.00%	1,056	14	2.67%

Total interest-bearing liabilities	1,524,047	$6,614	0.87%	1,149,678	$4,769	0.84%
Non-interest-bearing liabilities	201,029			183,416

Total liabilities	1,725,076			1,333,094
Stockholders’ Equity	150,230			139,583

Total liabilities and stockholders’ equity	$1,875,306			$1,472,677

Net interest income		$22,649			$17,665

Net interest rate spread (2)			2.37%			2.34%
Net interest-earning assets (3)	$292,762			$275,023

Net interest margin (4)			2.51%			2.50%
Average interest-earning assets to interest-bearing liabilities			119.21%			123.92%

(1)	Yields and rates for the six-month periods ended June 30, 2016 and 2015 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $341,000 and $122,000 for the six months ended June 30, 2016 and 2015, respectively, are not included.

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

	Six Months Ended June 30,
	2016 vs. 2015 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$6,479	$160	$6,639
Securities	155	(5)	150
Other	—	40	40

Total interest-earning assets (1)	$6,634	$195	$6,829

Expense on interest-bearing liabilities:
Savings accounts	$486	$(70)	$416
Checking accounts	102	32	134
Money market accounts	—	(2)	(2)
Certificates of deposit	290	(62)	228

Total interest-bearing deposits	878	(102)	776
Federal Home Loan Bank advances	582	495	1,077
Securities sold under agreements to repurchase	—	1	1
Other borrowed funds	(6)	(3)	(9)

Total interest-bearing liabilities	1,454	391	1,845

Change in net interest income	$5,180	$(196)	$4,984

(1)	Does not include dividends on FHLB stock of $341,000 and $122,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2016 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-12.2%
Ramp +200	-5.1%
Ramp - 100	-0.1%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2016, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 12.2% decrease in net interest income. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.1% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.1% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2016 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 12.9% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 26.0% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2016 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $53.84 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2016, we had $106.39 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $264.78 million in unused lines of credit to borrowers and $16.49 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2016 totaled $99.02 million, or 7.15%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2016.

Our primary investing activity is originating and purchasing loans. During the six months ended June 30, 2016 and the year ended December 31, 2015, we originated and purchased $379.04 million and $749.88 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $115.11 million and $284.96 million for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the levels of brokered deposits were $136.14 million and $114.03 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2016, we had $423.25 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $208.38 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of June 30, 2016, our contractual obligations have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $153.04 million at June 30, 2016 from $146.20 million at December 31, 2015. This increase is primarily the result of earnings of $5.49 million and a $1.10 million increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of June 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$165,621	11.88%	$120,214	8.00%	$120,214	8.625%	$146,347	10.50%	N/A	N/A
Belmont Savings Bank	160,684	11.53%	120,207	8.00%	120,207	8.625%	146,339	10.50%	$139,371	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$152,983	10.98%	$92,338	6.00%	$92,338	6.625%	$118,471	8.50%	N/A	N/A
Belmont Savings Bank	148,045	10.62%	92,333	6.00%	92,333	6.625%	118,465	8.50%	111,496	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$152,983	10.98%	$71,431	4.50%	$71,431	5.125%	$97,565	7.00%	N/A	N/A
Belmont Savings Bank	148,045	10.62%	71,427	4.50%	71,427	5.125%	97,559	7.00%	90,591	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$152,983	7.96%	$76,898	4.00%	$76,898	4.0%	$76,898	4.00%	N/A	N/A
Belmont Savings Bank	148,045	7.70%	76,895	4.00%	76,895	4.0%	76,895	4.00%	96,119	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$157,640	12.22%	$103,186	8.00%	$103,186	8.00%	$135,432	10.50%	N/A	N/A
Belmont Savings Bank	152,809	11.85%	103,186	8.00%	103,186	8.00%	135,432	10.50%	$128,982	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$77,390	6.00%	$77,390	6.00%	$109,636	8.50%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	77,389	6.00%	77,389	6.00%	109,635	8.50%	103,186	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$58,042	4.50%	$58,042	4.50%	$90,288	7.00%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	58,042	4.50%	58,042	4.50%	90,288	7.00%	83,839	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$146,319	8.37%	$69,887	4.00%	$69,887	4.00%	$69,887	4.00%	N/A	N/A
Belmont Savings Bank	141,488	8.10%	69,886	4.00%	69,886	4.00%	69,886	4.00%	87,357	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended June 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2016. As of June 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2016.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 5, 2016	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)