Form 10-Q
period 2016-09-30
BSB Bancorp, Inc.
filed 2016-11-04
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant had 9,102,016 shares of common stock, par value $0.01 per share, outstanding as of October 28, 2016.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$1,764	$1,871
Interest-bearing deposits in other banks	48,006	49,390

Cash and cash equivalents	49,770	51,261
Interest-bearing time deposits with other banks	134	131
Investments in available-for-sale securities	22,216	21,876
Investments in held-to-maturity securities (fair value of $136,448 as of September 30, 2016 (unaudited) and $136,728 as of December 31, 2015)	134,486	137,119
Loans held for sale	900	1,245
Loans, net of allowance for loan losses of $12,969 as of September 30, 2016 (unaudited) and $11,240 as of December 31, 2015	1,786,362	1,534,957
Federal Home Loan Bank stock, at cost	24,475	18,309
Premises and equipment, net	2,449	2,657
Accrued interest receivable	4,262	3,781
Deferred tax asset, net	7,893	6,726
Income taxes receivable	897	—
Bank-owned life insurance	35,554	29,787
Other assets	4,351	5,067

Total assets	$2,073,749	$1,812,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$184,501	$192,476
Interest-bearing	1,241,594	1,077,043

Total deposits	1,426,095	1,269,519
Federal Home Loan Bank advances	469,250	374,000
Securities sold under agreements to repurchase	3,772	3,695
Other borrowed funds	—	1,020
Accrued interest payable	1,013	993
Deferred compensation liability	7,102	6,434
Income taxes payable	—	184
Other liabilities	9,702	10,868

Total liabilities	1,916,934	1,666,713

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,102,016 and 9,086,639 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	91	91
Additional paid-in capital	91,238	89,648
Retained earnings	69,188	60,517
Accumulated other comprehensive income (loss)	121	(116)
Unearned compensation - ESOP	(3,823)	(3,937)

Total stockholders’ equity	156,815	146,203

Total liabilities and stockholders’ equity	$2,073,749	$1,812,916

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$14,696	$11,459	$42,247	$32,368
Interest on taxable debt securities	784	764	2,413	2,242
Dividends	193	123	534	245
Other interest income	53	15	136	59

Total interest and dividend income	15,726	12,361	45,330	34,914

Interest expense:
Interest on deposits	2,427	1,989	6,899	5,686
Interest on Federal Home Loan Bank advances	1,271	567	3,407	1,624
Interest on securities sold under agreements to repurchase	1	1	3	2
Interest on other borrowed funds	—	7	5	21

Total interest expense	3,699	2,564	10,314	7,333

Net interest and dividend income	12,027	9,797	35,016	27,581
Provision for loan losses	443	727	1,783	1,430

Net interest and dividend income after provision for loan losses	11,584	9,070	33,233	26,151

Noninterest income:
Customer service fees	242	253	691	668
Income from bank-owned life insurance	293	247	762	636
Net gain on sales of loans	25	47	191	379
Loan servicing fee income	49	159	253	462
Net gain (loss) on investments held in Rabbi Trust	37	(74)	51	(44)
Other income	34	61	99	295

Total noninterest income	680	693	2,047	2,396

Noninterest expense:
Salaries and employee benefits	4,445	4,357	13,404	13,078
Director compensation	305	151	786	643
Occupancy expense	250	262	742	819
Equipment expense	112	138	326	422
Deposit insurance	322	236	889	687
Data processing	679	789	2,440	2,316
Professional fees	259	155	681	544
Marketing	220	190	648	708
Other expense	474	451	1,389	1,433

Total noninterest expense	7,066	6,729	21,305	20,650

Income before income tax expense	5,198	3,034	13,975	7,897
Income tax expense	2,018	1,166	5,304	3,052

Net income	$3,180	$1,868	$8,671	$4,845

Earnings per share
Basic	$0.36	$0.22	$1.00	$0.56
Diluted	$0.35	$0.21	$0.97	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net income	$3,180	$1,868	$8,671	$4,845
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	67	11	237	—

Total other comprehensive income	67	11	237	—

Total comprehensive income	$3,247	$1,879	$8,908	$4,845

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation -	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	4,845	—	—	4,845
Other comprehensive loss	—	—	—	—	—	—	—
Release of ESOP stock	—	—	121	—	—	114	235
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	589	—	—	—	589
Tax benefit from stock based compensation	—	—	54	—	—	—	54
Stock option exercises, net of shares surrendered	18,696	—	190	—	—	—	190

Balance at September 30, 2015	9,086,488	$91	$89,030	$58,448	$(22)	$(3,976)	$143,571

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	8,671	—	—	8,671
Other comprehensive income	—	—	—	—	237	—	237
Release of ESOP stock	—	—	146	—	—	114	260
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	591	—	—	—	591
Tax benefit from stock based compensation	—	—	58	—	—	—	58
Stock option exercises, net of shares surrendered	15,377	—	147	—	—	—	147

Balance at September 30, 2016	9,102,016	$91	$91,238	$69,188	$121	$(3,823)	$156,815

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,671	$4,845
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	595	539
Gain on sales of loans, net	(191)	(379)
Loans originated for sale	(7,357)	(11,733)
Proceeds from sales of loans	7,892	22,228
Provision for loan losses	1,783	1,430
Change in net unamortized mortgage premiums	(1,755)	(1,298)
Change in net deferred loan costs	849	213
ESOP expense	260	235
Stock based compensation expense	1,239	1,237
Excess tax benefit from stock based compensation	(58)	(54)
Depreciation and amortization expense	465	564
Impairment of fixed assets	—	6
Deferred income tax benefit	(1,327)	(694)
Increase in bank-owned life insurance	(762)	(636)
Net change in:
Accrued interest receivable	(481)	(631)
Other assets	716	(92)
Income taxes receivable	(897)	320
Income taxes payable	(126)	—
Accrued interest payable	20	64
Deferred compensation liability	668	424
Other liabilities	(1,926)	(279)

Net cash provided by operating activities	8,278	16,309

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	131	—
Purchases of interest-bearing time deposits with other banks	(134)	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	18,323	15,659
Purchases of held-to-maturity securities	(16,228)	(32,944)
Redemption of Federal Home Loan Bank stock	1,240	—
Purchases of Federal Home Loan Bank stock	(7,406)	(3,062)
Recoveries of loans previously charged off	30	252
Loan originations and principal collections, net	25,258	(48,339)
Purchases of loans	(278,589)	(212,148)
Capital expenditures	(257)	(218)
Premiums paid on bank-owned life insurance	(5,005)	(5,005)

Net cash used in investing activities	(262,637)	(285,805)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	91,328	192,488
Net increase in time deposits	65,248	31,521
Net proceeds from long-term Federal Home Loan Bank borrowings	166,250	27,500
Net change in short-term Federal Home Loan Bank advances	(71,000)	7,000
Net increase in securities sold under agreement to repurchase	77	994
Repayment of principal on other borrowed funds	—	(35)
Net increase in mortgagors’ escrow accounts	760	617
Net proceeds from exercise of stock options	147	190
Excess tax benefit from stock based compensation	58	54

Net cash provided by financing activities	252,868	260,329

Net decrease in cash and cash equivalents	(1,491)	(9,167)
Cash and cash equivalents at beginning of period	51,261	51,767

Cash and cash equivalents at end of period	$49,770	$42,600

Supplemental disclosures:
Interest paid	$10,294	$7,269
Income taxes paid	7,654	3,426
Transfer of loans held for investment to loans held for sale	—	10,116
Transfer of loans to other real estate owned	—	1,513
Derecognition of loans and related recourse obligation in other borrowings	1,020	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” (CECL) model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and

Cash Payments. The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2016				December 31, 2015
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,070	$146	$—	$22,216	$22,126	$35	$(285)	$21,876

	$22,070	$146	$—	$22,216	$22,126	$35	$(285)	$21,876

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$116,845	$1,276	$(90)	$118,031	$119,517	$460	$(965)	$119,012
Corporate debt securities	17,641	776	—	18,417	17,602	141	(27)	17,716

	$134,486	$2,052	$(90)	$136,448	$137,119	$601	$(992)	$136,728

The amortized cost basis and estimated fair value of debt securities by contractual maturity at September 30, 2016 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
	(unaudited)		(unaudited)

Due within one year	$—	$—	$8	$8
Due after one year through five years	17,070	17,171	8,989	9,055
Due after five years through ten years	5,000	5,045	50,707	52,022
Due after ten years	—	—	74,782	75,363

	$22,070	$22,216	$134,486	$136,448

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses

September 30, 2016 (unaudited):
Held-to-maturity
U.S. government sponsored mortgage-backed securities	18	$19,653	$(46)	$7,065	$(44)

Total temporarily impaired securities	18	$19,653	$(46)	$7,065	$(44)

December 31, 2015:
Available-for-sale
Corporate debt securities	4	$9,745	$(75)	$4,127	$(210)
Held-to-maturity
Corporate debt securities	3	4,733	(27)	—	—
U.S. government sponsored mortgage-backed securities	52	89,366	(822)	5,430	(143)

Total temporarily impaired securities	59	$103,844	$(924)	$9,557	$(353)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under Accounting Standards Codification (“ASC”) 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2016 (unaudited), 18 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2016 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 18 debt securities with aggregate depreciation of 0.34% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

At December 31, 2015, 59 debt securities had unrealized losses with aggregate depreciation of 1.11% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at September 30, 2016 (unaudited) and December 31, 2015 was $2.6 million and $2.5 million, respectively. For the three and nine month periods ending September 30, 2016 (unaudited), the net gain on these investments still held at the reporting date was $37,000 and $51,000, respectively. For the three and nine month periods ending September 30, 2015 (unaudited), the net loss on these investments still held at the reporting date was $74,000 and $44,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2016 or during fiscal year 2015.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2016 (unaudited) and December 31, 2015, the Company had unallocated reserves of $492,000 and $213,000, respectively.

Loans consisted of the following (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)

Mortgage loans:
Residential one-to-four family	$947,667	52.96%	$709,426	46.15%
Commercial real estate loans (1)	462,600	25.85	449,391	29.24
Home equity lines of credit	170,857	9.55	160,040	10.41
Construction loans	76,681	4.29	60,722	3.95

Total mortgage loans	1,657,805	92.65	1,379,579	89.75

Commercial loans	61,314	3.43	53,192	3.46
Consumer loans:
Indirect auto loans	69,865	3.90	103,965	6.76
Other consumer loans	433	0.02	453	0.03

	131,612	7.35	157,610	10.25

Total loans	1,789,417	100.00%	1,537,189	100.00%

Net deferred loan costs	3,814		4,663
Net unamortized mortgage premiums	6,100		4,345
Allowance for loan losses	(12,969)		(11,240)

Total loans, net	$1,786,362		$1,534,957

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2016 and 2015 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2016 (unaudited) and December 31, 2015. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$4,155	$439	$—	$—	$4,594
Commercial real estate	4,810	(171)	—	—	4,639
Construction	864	187	—	—	1,051
Commercial	698	12	—	—	710
Home equity lines of credit	1,038	3	—	—	1,041
Indirect auto	492	(43)	(31)	15	433
Other consumer	10	—	(3)	2	9
Unallocated	476	16	—	—	492

Total	$12,543	$443	$(34)	$17	$12,969

	Three Months Ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,740	$627	$(64)	$—	$3,303
Commercial real estate	4,122	14	—	—	4,136
Construction	585	248	—	—	833
Commercial	355	44	—	24	423
Home equity lines of credit	827	(196)	—	199	830
Indirect auto	713	(27)	(39)	5	652
Other consumer	12	—	(3)	4	13
Unallocated	183	17	—	—	200

Total	$9,537	$727	$(106)	$232	$10,390

	Nine Months Ended September 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$3,574	$1,020	$—	$—	$4,594
Commercial real estate	4,478	161	—	—	4,639
Construction	801	250	—	—	1,051
Commercial	613	97	—	—	710
Home equity lines of credit	928	113	—	—	1,041
Indirect auto	623	(143)	(73)	26	433
Other consumer	10	6	(11)	4	9
Unallocated	213	279	—	—	492

Total	$11,240	$1,783	$(84)	$30	$12,969

	Nine Months Ended September 30, 2015
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance

Residential one-to-four family	$2,364	$1,003	$(64)	$—	$3,303
Commercial real estate	4,043	93	—	—	4,136
Construction	228	605	—	—	833
Commercial	458	(59)	—	24	423
Home equity lines of credit	828	(197)	—	199	830
Indirect auto	778	(52)	(98)	24	652
Other consumer	11	8	(11)	5	13
Unallocated	171	29	—	—	200

Total	$8,881	$1,430	$(173)	$252	$10,390

	September 30, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,851	$163	$942,816	$4,431	$947,667	$4,594
Commercial real estate	3,456	2	459,144	4,637	462,600	4,639
Construction	—	—	76,681	1,051	76,681	1,051
Commercial	—	—	61,314	710	61,314	710
Home equity lines of credit	200	—	170,657	1,041	170,857	1,041
Indirect auto	7	—	69,858	433	69,865	433
Other consumer	—	—	433	9	433	9
Unallocated	—	—	—	492	—	492

Total	$8,514	$165	$1,780,903	$12,804	$1,789,417	$12,969

	December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$4,341	$260	$705,085	$3,314	$709,426	$3,574
Commercial real estate	6,083	133	443,308	4,345	449,391	4,478
Construction	—	—	60,722	801	60,722	801
Commercial	—	—	53,192	613	53,192	613
Home equity lines of credit	200	—	159,840	928	160,040	928
Indirect auto	15	—	103,950	623	103,965	623
Other consumer	—	—	453	10	453	10
Unallocated	—	—	—	213	—	213

Total	$10,639	$393	$1,526,550	$10,847	$1,537,189	$11,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2016 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,111	$1,137	$163
Commercial real estate	2,957	2,957	2

Totals	$4,068	$4,094	$165

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$3,740	$3,820	$—
Commercial real estate	499	499	—
Home equity lines of credit	200	200
Indirect Auto	7	7	—

Totals	$4,446	$4,526	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$1,450	$1,476	$260
Commercial real estate	5,426	5,426	133

Totals	$6,876	$6,902	$393

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Residential one-to-four family	$2,891	$2,933	$—
Commercial real estate	657	657	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$3,763	$3,805	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,295	$8	$1,248	$8
Commercial real estate	2,962	30	3,021	31

Totals	$4,257	$38	$4,269	$39

	Three months ended September 30, 2016		Three months ended September 30, 2015
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,952	$19	$4,206	$24
Commercial real estate	517	6	727	8
Home equity lines of credit	200	2	291	2
Indirect auto	8	—	12	—

Totals	$3,677	$27	$5,236	$34

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,370	$25	$1,202	$25
Commercial real estate	3,509	115	3,036	93

Totals	$4,879	$140	$4,238	$118

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$3,115	$58	$4,764	$74
Commercial real estate	569	19	767	23
Home equity lines of credit	200	6	293	6
Indirect auto	15	—	8	—

Totals	$3,899	$83	$5,832	$103

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2016 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$79	$747	$497	$1,323	$—	$1,749
Home equity lines of credit	290	—	—	290	—	—
Other loans:
Indirect auto	367	30	7	404	—	7

Total	$736	$777	$504	$2,017	$—	$1,756

	December 31, 2015
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,579	$81	$411	$2,071	$—	$1,192
Commercial real estate	—	—	—	—	—	2,424
Home equity lines of credit	634	—	—	634	—	—
Other loans:
Indirect auto	551	47	15	613	—	15

Total	$2,764	$128	$426	$3,318	$—	$3,631

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

The following tables present the Company’s loans by risk rating at September 30, 2016 (unaudited and in thousands) and December 31, 2015 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$2,090	$2,460	$943,117	$947,667
Commercial real estate	443,732	14,452	4,416	—	462,600
Construction	76,681	—	—	—	76,681
Commercial	61,314	—	—	—	61,314
Home equity lines of credit	—	—	799	170,058	170,857
Indirect auto	—	—	—	69,865	69,865
Other consumer	—	—	—	433	433

Total	$581,727	$16,542	$7,675	$1,183,473	$1,789,417

	December 31, 2015
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total

Residential one-to-four family	$—	$359	$1,915	$707,152	$709,426
Commercial real estate	427,160	15,159	7,072	—	449,391
Construction	56,459	4,263	—	—	60,722
Commercial	53,192	—	—	—	53,192
Home equity lines of credit	—	—	799	159,241	160,040
Indirect auto	—	—	—	103,965	103,965
Consumer	—	—	—	453	453

Total	$536,811	$19,781	$9,786	$970,811	$1,537,189

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and nine months ended September 30, 2016 (unaudited), there were no loans modified and determined to be a TDR. During the three and nine months ended September 30, 2015 (unaudited), there was one loan modified and determined to be a TDR. At September 30, 2016 (unaudited), the Company had $7.5 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
TDRs on Accrual Status	$6,758	$7,007
TDRs on Nonaccrual Status	766	781

Total TDRs	$7,524	$7,788

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$159	$170

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	—	$—	$—	1	$463	$507

Total	—	$—	$—	1	$463	$507

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Residential one-to-four family	—	$—	$—	1	$463	$507

Total	—	$—	$—	1	$463	$507

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015
	(unaudited)	(unaudited)
Interest only period	$—	$507

Total	$—	$507

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(unaudited)	(unaudited)
Interest only period	$—	$507

Total	$—	$507

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated (unaudited and in thousands except for number of contracts):

For the three months ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans:
Residential one-to-four family	—	$—	—	$—

Total	—	$—	—	$—

	For the nine months ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate loans:
Residential one-to-four family	1	$497	—	$—

Total	1	$497	—	$—

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of September 30, 2016 (unaudited) and $412,000 as of December 31, 2015. We did not have any foreclosed residential real estate property as of September 30, 2016 (unaudited) and as of December 31, 2015.

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

At September 30, 2016 (unaudited) and December 31, 2015, residential loans previously sold and serviced by the Company were $61.3 million and $65.9 million, respectively. At September 30, 2016 (unaudited) and December 31, 2015, indirect auto loans previously sold and serviced by the Company were $34.5 million and $57.8 million, respectively.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the nine months ended September 30, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. As of September 30, 2016 (unaudited) and December 31, 2015, the Company’s recorded balance of these loans sold with recourse amounted to $0 and $1.0 million, respectively. The Company did not incur any losses related to these loans.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Balance at beginning of period	$457	$475	$479	$476
Capitalization	4	16	50	93
Amortization	(27)	(24)	(72)	(71)
Valuation allowance adjustment	(48)	13	(71)	(18)

Balance at end of period	$386	$480	$386	$480

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2016 (unaudited) and December 31, 2015 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2016 (unaudited) and December 31, 2015 was $3.8 million and $3.7 million, respectively.

Other borrowed funds consist of the recourse obligation recorded in connection with the loans sold with recourse discussed in Note 5. The balance of the recourse obligation at September 30, 2016 (unaudited) and December 31, 2015 was $0 and $1.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At September 30, 2016 (unaudited) and December 31, 2015, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2016 (unaudited) and December 31, 2015 relating to this plan was $1.6 million and $1.3 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2016 (unaudited) and December 31, 2015 relating to these plans was $2.3 million and $2.0 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2016 (unaudited) and December 31, 2015 relating to this plan was $689,000 and $635,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $561,000 and $487,000 for the three months ended September 30, 2016 and 2015 (unaudited), respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2016 and 2015 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2016 and 2015 (unaudited) totaled $223,000 and $217,000, respectively, and $653,000 and $646,000 for the nine months ended September 30, 2016 and 2015 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of September 30, 2016 (unaudited) and December 31, 2015, the recorded liability relating to the Rabbi Trust was $2.6 million and $2.5 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.5% at September 30, 2016, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $89,000 and $79,000 for the three months ended September 30, 2016 and 2015 (unaudited), respectively, and $260,000 and $235,000 for the nine months ended September 30, 2016 and 2015 (unaudited), respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and credit facilities available (in thousands).

September 30, 2016 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,970	$—	$4,970
FHLB borrowings	40,047	1,041,137	1,081,184
Federal Reserve Bank line of credit	15,730	—	15,730

Total pledged assets	$60,747	$1,041,137	$1,101,884

December 31, 2015	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,731	$—	$5,731
FHLB borrowings	48,105	735,818	783,923
Federal Reserve Bank line of credit	15,700	—	15,700

Total pledged assets	$69,536	$735,818	$805,354

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$3,180	$1,868	$8,671	$4,845
Undistributed earnings attributable to participating securities	(53)	(47)	(144)	(121)

Net income allocated to common stockholders	$3,127	$1,821	$8,527	$4,724

Weighted average shares outstanding, basic	8,571,225	8,468,527	8,560,589	8,453,768
Effect of dilutive shares	284,340	221,465	268,826	205,419

Weighted average shares outstanding, assuming dilution	8,855,565	8,689,992	8,829,415	8,659,187

Basic EPS	$0.36	$0.22	$1.00	$0.56
Effect of dilutive shares	(0.01)	(0.01)	(0.03)	(0.01)

Diluted EPS	$0.35	$0.21	$0.97	$0.55

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	27,500	23,242	21,478	17,500

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the nine months ended September 30, 2016 and 2015 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$204	$203	$591	$589
Restricted stock awards	223	224	648	648

Total stock based compensation expense	$427	$427	$1,239	$1,237

Related tax benefits recognized in earnings	$126	$123	$367	$359

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2016		As of December 31, 2015
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$1,016	1.65	$1,476	2.07
Restricted stock	976	1.21	1,562	1.95

Total	$1,992		$3,038

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2016 and December 31, 2015. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value

At September 30, 2016 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$22,216	$—	$22,216
Trading securities
Rabbi trust investments	2,595	—	—	2,595

Totals	$2,595	$22,216	$—	$24,811

	Level 1	Level 2	Level 3	Total Fair Value

At December 31, 2015
Securities available-for-sale
Corporate debt securities	$—	$21,876	$—	$21,876
Trading securities
Rabbi trust investments	2,460	—	—	2,460

Totals	$2,460	$21,876	$—	$24,336

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral and loans held-for-sale at September 30, 2016 (unaudited) and December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$362
Loans held-for-sale	—	—	900

Totals	$—	$—	$1,262

	December 31, 2015
	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$2,886
Loans held-for-sale	—	—	1,245

Totals	$—	$—	$4,131

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

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	September 30, 2016
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$386

Totals	$—	$—	$386

	December 31, 2015
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$479

Totals	$—	$—	$479

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$49,770	$49,770	$49,770	$—	$—
Interest-bearing time deposits with other banks	134	134	—	134	—
Held-to-maturity securities	134,486	136,448	—	136,448	—
Federal Home Loan Bank stock	24,475	24,475	—	24,475	—
Loans, net	1,786,362	1,784,632	—	—	1,784,632
Accrued interest receivable	4,262	4,262	4,262	—	—
Bank-owned life insurance	35,554	35,554	—	35,554	—

Financial liabilities:
Deposits	1,426,095	1,428,981	1,102,412	326,569	—
Federal Home Loan Bank advances	469,250	471,749	—	471,749	—
Securities sold under agreements to repurchase	3,772	3,772	—	3,772	—
Accrued interest payable	1,013	1,013	1,013	—	—
Mortgagors’ escrow accounts	3,175	3,175	—	3,175	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,261	$51,261	$51,261	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	137,119	136,728	—	136,728	—
Federal Home Loan Bank stock	18,309	18,309	—	18,309	—
Loans, net	1,534,957	1,518,476	—	—	1,518,476
Accrued interest receivable	3,781	3,781	3,781	—	—
Bank-owned life insurance	29,787	29,787	—	29,787	—

Financial liabilities:
Deposits	1,269,519	1,271,278	1,011,084	260,194	—
Federal Home Loan Bank advances	374,000	373,840	—	373,840	—
Securities sold under agreements to repurchase	3,695	3,695	—	3,695	—
Other borrowed funds	1,020	999	—	999	—
Accrued interest payable	993	993	993	—	—
Mortgagors’ escrow accounts	2,414	2,414	—	2,414	—

NOTE 12 – OTHER COMPREHENSIVE INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income:

	Three months ended September 30, 2016 (unaudited and in thousands)			Three months ended September 30, 2015 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$113	$(46)	$67	$18	$(7)	$11

Total other comprehensive income	$113	$(46)	$67	$18	$(7)	$11

	Nine months ended September 30, 2016 (unaudited and in thousands)			Nine months ended September 30, 2015 (unaudited and in thousands)
	Pre Tax Amount	Tax Expense	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$397	$(160)	$237	$—	$—	$—

Total other comprehensive income	$397	$(160)	$237	$—	$—	$—

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows: (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$87	$(150)
Unrecognized benefit pertaining to defined benefit plan, net of tax	34	34

Accumulated other comprehensive income (loss)	$121	$(116)

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased $260.83 million to $2.07 billion at September 30, 2016, from $1.81 billion at December 31, 2015. The increase was primarily the result of a $251.41 million or 16.4% increase in net loans, a $6.17 million or 33.7% increase in Federal Home Loan Bank stock and a $5.77 million or 19.4% increase in bank-owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.49 million or 2.9% to $49.77 million at September 30, 2016 from $51.26 million at December 31, 2015.

Investment Securities. Total investment securities decreased $2.29 million to $156.70 million at September 30, 2016 from $158.99 million at December 31, 2015.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced strong growth during the nine months ended September 30, 2016. Net loans increased by $251.41 million or 16.4% to $1.79 billion at September 30, 2016 from $1.53 billion at December 31, 2015. The increase in net loans was primarily due to increases of $238.2 million or 33.6% in residential one-to-four family loans, $15.96 million or 26.3% in construction loans, $13.21 million or 2.9% in commercial real estate loans, $10.82 million or 6.8% in home equity lines of credit and $8.12 million or 15.3% in commercial loans. Partially offsetting these increases was a decrease in indirect auto loans of $34.10 million or 32.8% driven by the suspension of new originations due to current market conditions. Credit quality remains high with total non-performing loans to total loans of 0.10% as of September 30, 2016.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2016, our investment in bank-owned life insurance was $35.55 million or an increase of $5.78 million from $29.79 million at December 31, 2015. This increase was driven by purchases of $5.01 million in new policies and $762,000 in income from bank-owned life insurance during the nine months ended September 30, 2016.

Federal Home Loan Bank Stock. The Bank held an investment in Federal Home Loan Bank of Boston stock of $24.48 million as of September 30, 2016. This was an increase of $6.17 million or 33.7% from $18.31 million as of December 31, 2015. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to grow the balance sheet and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management. We do not invest in FHLB stock for investment returns.

Deposits. Deposits increased $156.58 million or 12.3% to $1.43 billion at September 30, 2016 from $1.27 billion at December 31, 2015. The increase in deposits was due to an increase of $68.15 million or 10.0% in savings accounts, an increase of $65.25 million or 25.2% in certificates of deposit (“CDs”) and an increase of $30.80 million or 24.3% in interest-bearing checking accounts, partially offset by a decrease of $7.98 million or 4.1% in demand deposits. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $91.33 million or 9.0%. Our deposit strategies continue to deliver strong, consistent deposit growth from all our business lines. Our commitment to focusing on targeted business segments, enhancing our commercial relationships and geographically targeting retail programs has been the key to this performance.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$184,501	12.94%	$192,476	15.16%

Total non-interest-bearing accounts	184,501	12.94	192,476	15.16

NOW accounts	157,320	11.03	126,519	9.97
Savings accounts	752,087	52.74	683,940	53.87
Money market deposits	8,504	0.60	8,149	0.64
Certificate of deposit accounts	323,683	22.69	258,435	20.36

Total interest-bearing deposits	1,241,594	87.06	1,077,043	84.84

Total deposits	$1,426,095	100.00%	$1,269,519	100.00%

Borrowings. At September 30, 2016, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.” Other borrowed funds that existed at December 31, 2015 with a balance of $1.02 million have been derecognized from the consolidated balance sheets as of September 30, 2016. The balance was related to loans that were sold with recourse to another financial institution in March of 2006 that were accounted for as secured borrowings due to a recourse provision. The recourse provision expired during the quarter ended March 31, 2016 and both the loans and recourse obligation were derecognized.

Total borrowings increased $94.31 million or 24.9% to $473.02 million at September 30, 2016, from $378.72 million at December 31, 2015. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $95.25 million to $469.25 million at September 30, 2016, from $374.00 million at December 31, 2015.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$339,250	$173,000
Other borrowed funds	—	1,020

	339,250	174,020

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	130,000	201,000
Repurchase agreements	3,772	3,695

	133,772	204,695

Total borrowed funds	$473,022	$378,715

Stockholders’ Equity. Total stockholders’ equity increased $10.61 million, or 7.3%, to $156.82 million at September 30, 2016 from $146.20 million as of December 31, 2015. This increase is primarily the result of earnings of $8.67 million and a $1.59 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2016	At December 31, 2015
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,749	$1,192
Commercial real estate	—	2,424
Consumer loans:
Indirect auto loans	7	15

Total non-accrual loans	$1,756	$3,631

Total non-performing loans	1,756	3,631

Repossessed automobiles	10	8

Total non-performing assets (NPAs)	$1,766	$3,639

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$766	$781
Troubled debt restructures not included in NPAs	6,758	7,007

Total troubled debt restructures	$7,524	$7,788

Ratios:
Non-performing loans to total loans	0.10%	0.24%
Non-performing assets to total assets	0.09%	0.20%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and clearly in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2016 and December 31, 2015, there were no loans on non-accrual that were determined to not be impaired. At September 30, 2016 and December 31, 2015 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At September 30, 2016, we had $7.52 million of troubled debt restructurings related to ten loans as compared to $7.79 million of troubled debt restructurings related to ten loans at December 31, 2015. The decrease in the balance was driven by principal payments.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $3.18 million compared to net income of $1.87 million for the three months ended September 30, 2015. The improvement in operating results of $1.31 million or 70.2% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted from an increase in net interest and dividend income after the provision for loan losses of $2.51 million, partially offset by an increase in noninterest expense of $337,000 and an increase in income tax expense of $852,000.

Net Interest and Dividend Income. Net interest and dividend income increased $2.23 million or 22.8% to $12.03 million for the three months ended September 30, 2016 compared to $9.80 million for the three months ended September 30, 2015. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $8.77 million or 3.1% to $289.47 million for the three months ended September 30, 2016 from $280.70 million for the three months ended September 30, 2015, partially offset by a decrease in our net interest margin of 4 basis points to 2.43% during the three months ended September 30, 2016 from 2.47% during the three months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $3.37 million or 27.2% to $15.73 million for the three months ended September 30, 2016 from $12.36 million for the three months ended September 30, 2015. The increase in interest and dividend income was primarily due to a $3.24 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $370.69 million to $1.73 billion for the three months ended September 30, 2016 from $1.36 billion for the three months ended September 30, 2015 as well as a 4 basis point increase in the average yield on loans to 3.37% for the three months ended September 30, 2016 from 3.33% for the three months ended September 30, 2015.

Interest Expense. Interest expense increased $1.14 million or 44.3% to $3.70 million for the three months ended September 30, 2016 from $2.56 million for the three months ended September 30, 2015. The increase resulted from a $378.39 million or 29.7% increase in the average balance of interest-bearing liabilities to $1.65 billion for the three months ended September 30, 2016 from $1.27 billion for the three months ended September 30, 2015 as well as a 9 basis point increase in the cost of interest-bearing liabilities to 0.89% during the three months ended September 30, 2016 from 0.80% during the three months ended September 30, 2015.

Interest expense on interest-bearing deposits increased by $438,000 to $2.43 million for the three months ended September 30, 2016 from $1.99 million for the three months ended September 30, 2015. This increase was primarily due to an increase in the interest expense on savings accounts, CDs and interest-bearing checking accounts of $232,000, $158,000 and $49,000, respectively. The increase in interest expense on savings accounts of $232,000 from $901,000 to $1.13 million was driven by an increase in the average balance of $123.63 million as well as a 3 basis point increase in the cost of savings accounts to 0.61% from 0.58%. The increase in interest expense on CDs of $158,000 from $1.00 million to $1.16 million was driven by an increase in the average balance of $56.92 million, partially offset by an 8 basis point decrease in the cost of CD accounts to 1.46% from 1.54%. The increase in interest expense on interest-bearing checking accounts of $49,000 from $86,000 to $135,000 was driven by an increase in the average balance of $33.45 million as well as a 6 basis point increase in the cost of interest-bearing checking accounts to 0.39% from 0.33%.

Interest expense on total borrowings increased $697,000 to $1.27 million for the three months ended September 30, 2016 from $575,000 for the three months ended September 30, 2015. This increase was primarily due to an increase in the average balance of FHLB advances of $165.61 million or 59.7% to $442.96 million for the three months ended September 30, 2016 from $277.35 million for the three months ended September 30, 2015 and an increase in the average cost of FHLB advances of 33 basis points to 1.14% for the three months ended September 30, 2016 from 0.81% for the three months ended September 30, 2015, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $443,000 for the three months ended September 30, 2016, compared to $727,000 for the three months ended September 30, 2015. The allowance for loan losses was $12.97 million or 0.72% of total loans at September 30, 2016, compared to $11.24 million or 0.73% of total loans at December 31, 2015.

Noninterest Income. Noninterest income decreased by $13,000 to $680,000 for the three months ended September 30, 2016, from $693,000 for the three months ended September 30, 2015.

Noninterest Expense. Noninterest expense increased $337,000 or 5.0% to $7.07 million for the three months ended September 30, 2016, from $6.73 million for the three months ended September 30, 2015. Our efficiency ratio improved to 55.6% during the three months ended September 30, 2016 from 64.2% during the three months ended September 30, 2015 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $2.02 million for the three months ended September 30, 2016 compared to income tax expense of $1.17 million for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 38.8% compared to 38.4% for the three months ended September 30, 2015.

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

	For the Three Months Ended September 30,
	(unaudited)
	2016			2015
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$1,734,721	$14,696	3.37%	$1,364,030	$11,459	3.33%
Securities	157,046	784	1.99%	153,478	764	1.97%
Other	48,502	53	0.43%	35,603	15	0.17%

Total interest-earning assets (5)	1,940,269	$15,533	3.18%	1,553,111	$12,238	3.13%
Non-interest-earning assets	66,781			53,340

Total assets	$2,007,050			$1,606,451

Interest-bearing liabilities:
Savings accounts	$744,905	$1,133	0.61%	$621,272	$901	0.58%
Checking accounts	136,669	135	0.39%	103,216	86	0.33%
Money market accounts	8,494	—	0.00%	8,525	1	0.05%
Certificates of deposit	315,571	1,159	1.46%	258,655	1,001	1.54%

Total interest-bearing deposits	1,205,639	2,427	0.80%	991,668	1,989	0.80%
Federal Home Loan Bank advances	442,957	1,271	1.14%	277,350	567	0.81%
Securities sold under agreements to repurchase	2,203	1	0.18%	2,355	1	0.17%
Other borrowed funds	—	—	0.00%	1,039	7	2.67%

Total interest-bearing liabilities	1,650,799	$3,699	0.89%	1,272,412	$2,564	0.80%
Non-interest-bearing liabilities	200,504			191,157

Total liabilities	1,851,303			1,463,569
Stockholders’ Equity	155,747			142,882

Total liabilities and stockholders’ equity	$2,007,050			$1,606,451

Net interest income		$11,834			$9,674

Net interest rate spread (2)			2.29%			2.33%
Net interest-earning assets (3)	$289,470			$280,699

Net interest margin (4)			2.43%			2.47%
Average interest-earning assets to interest-bearing liabilities			117.54%			122.06%

(1)	Yields and rates for the three-month periods ended September 30, 2016 and 2015 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $193,000 and $123,000 for the three months ended September 30, 2016 and 2015, respectively, are not included.

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

	Three Months Ended September 30,
	2016 vs. 2015 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,109	$128	$3,237
Securities	16	4	20
Other	7	31	38

Total interest-earning assets (1)	3,132	163	3,295

Expense on interest-bearing liabilities:
Savings accounts	184	48	232
Checking accounts	31	18	49
Money market accounts	—	(1)	(1)
Certificates of deposit	209	(51)	158

Total interest-bearing deposits	424	14	438
Federal Home Loan Bank advances	418	286	704
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(3)	(4)	(7)

Total interest-bearing liabilities	839	296	1,135

Change in net interest income	$2,293	$(133)	$2,160

(1)	Does not include dividends on FHLB stock of $193,000 and $123,000 for the three months ended September 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income for the nine months ended September 30, 2016 was $8.67 million compared to net income of $4.85 million for the nine months ended September 30, 2015. The improvement in operating results of $3.83 million or 79.0% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from an increase in net interest and dividend income after the provision for loan losses of $7.08 million, partially offset by an increase in income tax expense of $2.25 million, an increase in noninterest expense of $655,000 and a decrease in noninterest income of $349,000.

Net Interest and Dividend Income. Net interest and dividend income increased $7.44 million or 27.0% to $35.02 million for the nine months ended September 30, 2016 compared to $27.58 million for the nine months ended September 30, 2015. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $14.72 million or 5.3% to $291.66 million for the nine months ended September 30, 2016, from $276.93 million for the nine months ended September 30, 2015, partially offset by a decrease in our net interest margin of 1 basis point to 2.48% during the nine months ended September 30, 2016 from 2.49% during the nine months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $10.42 million or 29.8% to $45.33 million for the nine months ended September 30, 2016, from $34.91 million for the nine months ended September 30, 2015. The increase in interest and dividend income was primarily due to a $9.88 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $374.92 million to $1.66 billion for the nine months ended

September 30, 2016 from $1.28 billion for the nine months ended September 30, 2015 as well as a 4 basis point increase in the average yield on loans to 3.41% for the nine months ended September 30, 2016 from 3.37% for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $2.98 million or 40.7% to $10.31 million for the nine months ended September 30, 2016 from $7.33 million for the nine months ended September 30, 2015. The increase resulted from a $375.57 million or 31.5% increase in the average balance of interest-bearing liabilities to $1.57 billion for the nine months ended September 30, 2016, from $1.19 billion for the nine months ended September 30, 2015 as well as a 6 basis point increase in the cost of interest-bearing liabilities to 0.88% during the nine months ended September 30, 2016 from 0.82% during the nine months ended September 30, 2015.

Interest expense on interest-bearing deposits increased by $1.21 million to $6.90 million for the nine months ended September 30, 2016 from $5.69 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in the interest expense on savings accounts, CDs and interest-bearing checking accounts of $648,000, $386,000 and $183,000, respectively. The increase in interest expense on savings accounts of $648,000 from $2.54 million to $3.19 million was driven by an increase in the average balance of $150.79 million, partially offset by a 1 basis point decrease in the cost of savings accounts to 0.59% from 0.60%. The increase in interest expense on CDs of $386,000 from $2.91 million to $3.30 million was driven by an increase in the average balance of $44.01 million, partially offset by a 6 basis point decrease in the cost of CD accounts to 1.50% from 1.56%. The increase in interest expense on interest-bearing checking accounts of $183,000 from $228,000 to $411,000 was driven by an increase in the average balance of $45.01 million as well as a 7 basis point increase in the cost of interest-bearing checking to 0.41% from 0.34%.

Interest expense on total borrowings increased $1.77 million to $3.42 million for the nine months ended September 30, 2016 from $1.65 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in the average balance of FHLB advances of $136.84 million or 50.2% to $409.43 million for the nine months ended September 30, 2016 from $272.59 million for the nine months ended September 30, 2015 and an increase in the average cost of FHLB advances of 31 basis points to 1.11% for the nine months ended September 30, 2016 from 0.80% for the nine months ended September 30, 2015, as we have increased the balance of our long term advances.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.78 million for the nine months ended September 30, 2016 compared to $1.43 million for the nine months ended September 30, 2015. The allowance for loan losses was $12.97 million or 0.72% of total loans at September 30, 2016, compared to $11.24 million or 0.73% of total loans at December 31, 2015.

Noninterest Income. Noninterest income decreased by $349,000 to $2.05 million for the nine months ended September 30, 2016 from $2.40 million for the nine months ended September 30, 2015. This decrease was primarily driven by a decrease in net gains on sales of loans and a decline in auto loan servicing and other auto related fee income. Partially offsetting these decreases was an increase in income from bank-owned life insurance due to $5.00 million of additional policies purchased during the second quarter of 2015 as well as $5.00 million purchased during the second quarter of 2016.

Noninterest Expense. Noninterest expense increased $655,000 or 3.2% to $21.31 million for the nine months ended September 30, 2016, from $20.65 million for the nine months ended September 30, 2015. Our efficiency ratio improved to 57.5% during the nine months ended September 30, 2016 from 68.9% during the nine months ended September 30, 2015 as we continue to grow the balance sheet and manage costs.

Income Tax Expense. We recorded income tax expense of $5.30 million for the nine months ended September 30, 2016 compared to income tax expense of $3.05 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 38.0% compared to 38.7% for the nine months ended September 30, 2015. The decrease in our effective tax rate was driven by an increase in our deferred tax assets related to an increase in our statutory federal income tax rate. In addition, our effective tax rate benefited from the impact of federally tax exempt industrial revenue bond interest income and the lower impact of non-deductible stock based compensation. Partially offsetting these decreases to our effective tax rate was a reduced proportion of income related to bank-owned life insurance and increased income tax expense as a result of the increase in our statutory federal income tax rate.

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

	For the Nine Months Ended September 30,
	(unaudited)
	2016			2015
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$1,657,220	$42,247	3.41%	$1,282,303	$32,368	3.37%
Securities	157,128	2,413	2.05%	146,243	2,242	2.05%
Other	43,914	136	0.41%	39,429	59	0.20%

Total interest-earning assets (5)	1,858,262	$44,796	3.22%	1,467,975	$34,669	3.16%
Non-interest-earning assets	61,279			49,783

Total assets	$1,919,541			$1,517,758

Interest-bearing liabilities:
Savings accounts	$718,171	$3,187	0.59%	$567,382	$2,539	0.60%
Checking accounts	134,087	411	0.41%	89,080	228	0.34%
Money market accounts	8,314	1	0.02%	8,959	5	0.07%
Certificates of deposit	293,958	3,300	1.50%	249,946	2,914	1.56%

Total interest-bearing deposits	1,154,530	6,899	0.80%	915,367	5,686	0.83%
Federal Home Loan Bank advances	409,431	3,407	1.11%	272,591	1,624	0.80%
Securities sold under agreements to repurchase	2,311	3	0.17%	2,032	2	0.13%
Other borrowed funds	334	5	2.00%	1,051	21	2.67%

Total interest-bearing liabilities	1,566,606	$10,314	0.88%	1,191,041	$7,333	0.82%
Non-interest-bearing liabilities	200,853			186,022

Total liabilities	1,767,459			1,377,063
Stockholders’ Equity	152,082			140,695

Total liabilities and stockholders’ equity	$1,919,541			$1,517,758

Net interest income		$34,482			$27,336

Net interest rate spread (2)			2.34%			2.34%
Net interest-earning assets (3)	$291,656			$276,934

Net interest margin (4)			2.48%			2.49%
Average interest-earning assets to interest-bearing liabilities			118.62%			123.25%

(1)	Yields and rates for the nine-month periods ended September 30, 2016 and 2015 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $534,000 and $245,000 for the nine months ended September 30, 2016 and 2015, respectively, are not included.

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

	Nine Months Ended September 30,
	2016 vs. 2015 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$9,584	$295	$9,879
Securities	169	2	171
Other	8	69	77

Total interest-earning assets (1)	9,761	366	10,127

Expense on interest-bearing liabilities:
Savings accounts	671	(23)	648
Checking accounts	132	51	183
Money market accounts	—	(4)	(4)
Certificates of deposit	500	(114)	386

Total interest-bearing deposits	1,303	(90)	1,213
Federal Home Loan Bank advances	997	786	1,783
Securities sold under agreements to repurchase	—	1	1
Other borrowed funds	(11)	(5)	(16)

Total interest-bearing liabilities	2,289	692	2,981

Change in net interest income	$7,472	$(326)	$7,146

(1)	Does not include dividends on FHLB stock of $534,000 and $245,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning September 30, 2016 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-12.9%
Ramp +200	-5.2%
Ramp - 100	-0.2%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2016, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 12.9% decrease in net interest income. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 5.2% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.2% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2016 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 16.3% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 23.9% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2016 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $49.77 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2016, we had $109.04 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $266.81 million in unused lines of credit to borrowers and $14.30 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2016 totaled $99.44 million, or 6.97%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2016.

Our primary investing activity is originating and purchasing loans. During the nine months ended September 30, 2016 and the year ended December 31, 2015, we originated and purchased $627.76 million and $749.88 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $156.58 million and $284.96 million for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the levels of brokered deposits were $146.55 million and $114.03 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2016, we had $469.25 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $264.83 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of September 30, 2016, our contractual obligations have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $156.82 million at September 30, 2016 from $146.20 million at December 31, 2015. This increase is primarily the result of earnings of $8.67 million and a $1.59 million increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of September 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$169,743	11.84%	$114,665	8.00%	$123,623	8.625%	$150,498	10.50%	N/A	N/A
Belmont Savings Bank	164,797	11.50%	114,661	8.00%	123,619	8.625%	150,493	10.50%	$143,327	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$156,695	10.93%	$85,999	6.00%	$94,957	6.625%	$121,832	8.50%	N/A	N/A
Belmont Savings Bank	151,749	10.59%	85,996	6.00%	94,954	6.625%	121,828	8.50%	114,661	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$156,695	10.93%	$64,499	4.50%	$73,457	5.125%	$100,332	7.00%	N/A	N/A
Belmont Savings Bank	151,749	10.59%	64,497	4.50%	73,455	5.125%	100,329	7.00%	93,162	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$156,695	7.81%	$80,276	4.00%	$80,276	4.0%	$80,276	4.00%	N/A	N/A
Belmont Savings Bank	151,749	7.56%	80,273	4.00%	80,273	4.0%	80,273	4.00%	100,341	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$157,640	12.22%	$103,186	8.00%	$103,186	8.00%	$135,432	10.50%	N/A	N/A
Belmont Savings Bank	152,809	11.85%	103,186	8.00%	103,186	8.00%	135,432	10.50%	$128,982	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$77,390	6.00%	$77,390	6.00%	$109,636	8.50%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	77,389	6.00%	77,389	6.00%	109,635	8.50%	103,186	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$58,042	4.50%	$58,042	4.50%	$90,288	7.00%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	58,042	4.50%	58,042	4.50%	90,288	7.00%	83,839	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$146,319	8.37%	$69,887	4.00%	$69,887	4.00%	$69,887	4.00%	N/A	N/A
Belmont Savings Bank	141,488	8.10%	69,886	4.00%	69,886	4.00%	69,886	4.00%	87,357	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended September 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016. As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	November 4, 2016	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 4, 2016	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)