Form 10-K
period 2016-12-31
BSB Bancorp, Inc.
filed 2017-03-10
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2016 was approximately $172,799,590.

The number of shares outstanding of the registrant’s common stock as of March 2, 2017 was 9,120,725.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2016, we had consolidated assets of $2.16 billion, consolidated deposits of $1.47 billion and consolidated equity of $160.92 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public, small businesses and municipalities and investing those deposits, together with funds generated from operations and borrowings, in one to four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, Interest on Lawyer Trust Accounts (“IOLTA”), commercial, municipal and regular checking accounts and Individual Retirement Accounts (“IRAs”). The Bank offers a wide range of commercial and retail banking services which include cash management, online and mobile banking and global payments.

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

Market Area

We conduct our operations from our six full service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge in Southeast Middlesex County, Massachusetts. Our primary lending market includes Essex, Middlesex, Norfolk and Suffolk Counties, Massachusetts. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant financial service companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Our lending area is primarily an urban market area with a substantial number of one to four unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings and retail space. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area. The United States Census Bureau estimates that as of July 1, 2015, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2016, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 2.3% compared to the national unemployment rate of 4.7%.

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

Our deposit sources are primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities and other customers from our lending areas. As of June 30, 2016 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of eleven bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 47.04% market share. As of that same date, we ranked fifth of eight bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 4.81% market share, eighth of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 2.8% market share, thirteenth of fifteen bank and thrift institutions with offices in the city of Newton, Massachusetts, with a 0.9% market share, and thirteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.8% market share.

Lending Activities

Our primary lending activity is comprised of one to four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $0, $1.2 million, $0, $0, and $11.2 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$997,336	53.34%	$709,426	46.15%	$450,572	38.16%
Commercial real estate (1)	491,838	26.31	449,391	29.24	395,178	33.47
Home equity lines of credit	167,465	8.96	160,040	10.41	131,628	11.15
Construction	89,003	4.76	60,722	3.95	31,389	2.66

Total mortgage loans	1,745,642	93.37	1,379,579	89.75	1,008,767	85.44

Commercial loans	63,404	3.39	53,192	3.46	39,161	3.32

Consumer loans:
Indirect auto	60,240	3.22	103,965	6.76	131,961	11.17
Other consumer (2)	439	0.02	453	0.03	774	0.07

	124,083	6.63	157,610	10.25	171,896	14.56

Total loans	1,869,725	100.00%	1,537,189	100.00%	1,180,663	100.00%

Net deferred loan costs	3,622		4,663		5,068
Net unamortized mortgage premiums	6,273		4,345		2,549
Allowance for loan losses	(13,585)		(11,240)		(8,881)

Total loans, net	$1,866,035		$1,534,957		$1,179,399

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$287,652	34.17%	$201,845	30.70%
Commercial real estate (1)	320,807	38.10	266,669	40.57
Home equity lines of credit	92,461	10.98	66,939	10.18
Construction	9,965	1.18	16,139	2.46

Total mortgage loans	710,885	84.43	551,592	83.91

Commercial loans	30,691	3.65	24,779	3.77

Consumer loans:
Indirect auto	99,798	11.85	80,312	12.22
Other consumer (2)	558	0.07	654	0.10

	131,047	15.57	105,745	16.09

Total loans	841,932	100.00%	657,337	100.00%

Net deferred loan costs	3,535		2,777
Net unamortized mortgage premiums	1,504		621
Allowance for loan losses	(7,958)		(6,440)

Total loans, net	$839,013		$654,295

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, consumer lines of credit and overdraft protection, and consumer unsecured loans.

Loan Portfolio Maturities and Coupons. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2016. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential				Home
	One to Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2017	$31	4.72%	$2,836	3.77%	$—	0.00%	$38,716	4.09%
2018	974	4.90%	3,042	3.97%	16	4.00%	5,264	3.57%
2019 to 2021	425	3.99%	75,696	4.54%	78	5.02%	5,985	3.51%
2022 to 2026	21,877	3.54%	313,590	4.08%	1,519	4.19%	13,223	3.49%
2027 to 2031	57,208	3.25%	7,599	4.32%	3,773	4.08%	—	0.00%
2032 and beyond	916,821	3.47%	89,075	4.01%	162,079	2.71%	25,815	4.08%

Total	$997,336	3.46%	$491,838	4.14%	$167,465	2.76%	$89,003	3.93%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2017	$6,128	4.03%	$2,935	2.71%	$405	2.70%	$51,051	3.97%
2018	3,446	3.58%	7,662	2.59%	4	12.13%	20,408	3.33%
2019 to 2021	49,653	3.25%	48,764	3.14%	30	11.73%	180,631	3.77%
2022 to 2026	74	3.50%	879	4.78%	—	0.00%	351,162	4.02%
2027 to 2031	4,103	4.73%	—	0.00%	—	0.00%	72,683	3.49%
2032 and beyond	—	0.00%	—	0.00%	—	0.00%	1,193,790	3.42%

Total	$63,404	3.44%	$60,240	3.08%	$439	3.41%	$1,869,725	3.58%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$511,997	$485,308	$997,305
Commercial real estate loans (1)	211,750	277,252	489,002
Equity lines of credit	—	167,465	167,465
Construction loans	11,000	39,287	50,287

Total mortgage loans	734,747	969,312	1,704,059
Commercial loans	9,985	47,291	57,276
Consumer loans:
Indirect auto loans	57,305	—	57,305
Other consumer loans	34	—	34

Total loans	$802,071	$1,016,603	$1,818,674

(1)	Includes multi-family real estate loans.

One-to-Four Family Residential Mortgage Loans.

At December 31, 2016, $997.3 million, or 53.34%, of our total loan portfolio, consisted of one-to-four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one-to-four family residential mortgage loans. At December 31, 2016, of the $997.3 million of one to four family residential mortgage loans in our portfolio, $63.5 million, or 6.4%, were comprised of non-owner occupied properties.

Our one-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate and purchase both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000 (increased to $424,100 in 2017) for one-unit properties. We also originate and purchase loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans, and in adherence to Belmont Savings Bank’s Credit Policy. Jumbo loans are common in our market area. During the year ended December 31, 2016, we originated $78.8 million and purchased $307.8 million of jumbo loans.

We generally originate and purchase our adjustable rate one-to-four family residential mortgage loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on adding a margin to a designated market index. We determine whether a borrower qualifies for an adjustable rate mortgage loan annually based on secondary market guidelines.

We will originate and purchase one-to-four family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt service does not exceed 43% of the borrower’s monthly cash flow.

Occasionally, we sell into the secondary market fixed rate one-to-four family residential mortgage loans. We base the amount of fixed rate loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. For the year ended December 31, 2016, we received servicing fees of $192,000 on loans that were previously sold. At December 31, 2016, the principal balance of loans serviced for others totaled $59.8 million.

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

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2016, $491.8 million, or 26.31%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2016, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2016, loans secured by commercial real estate and multi-family real estate had an average loan balance of $2.4 million.

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

Commercial and multi-family real estate loans generally carry higher interest rates and have shorter terms than one to four family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one to four family residential mortgage loans we originate as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one to four family residential properties. All commercial real estate loans, regardless of size, are approved by Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2016, our largest commercial real estate loan had an outstanding balance of $18.5 million, was secured by two office buildings and one industrial building totaling 337,852 square feet, and was performing in accordance with its original terms. At that date, our largest multi-family real estate loan had a balance of $10.8 million, was secured by an 11 building residential complex with 102 units, and was performing in accordance with its original terms.

Home Equity Lines of Credit. At December 31, 2016, $167.5 million, or 8.96%, of our loan portfolio consisted of home equity lines of credit. In addition to traditional one to four family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one to four family investment properties. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one to four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2016, our largest home equity line of credit was a $2.3 million line of credit and did not have an outstanding balance. At December 31, 2016 this line of credit was performing in accordance with its original terms.

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by business assets, such as business equipment and inventory or accounts receivable, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2016, we had $63.4 million of commercial business loans and lines of credit outstanding, representing 3.39% of our total loan portfolio. At December 31, 2016, the average loan balance of our commercial loans and lines of credit was $1.3 million.

When making commercial business loans, we consider the financial condition of the borrower, the payment history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our credit department. The credit department is responsible for the underwriting and documentation of new commercial loans as well as the annual review of credit ratings of existing loans and special credit projects. The credit department has no loan production goals and has annual performance objectives based on credit quality and credit risk management. All commercial loans, regardless of size, are approved by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2016, our largest commercial loan outstanding was a $21.8 million loan secured by five separate Class A suburban office properties with a combined total of 487,254 square feet of rentable space, on a combined 47 acres of property. At December 31, 2016, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one-to-four family residential properties, multi-family properties and commercial properties. The majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one-to-four family residential properties are “on speculation,” meaning there is no buyer committed to purchase the completed residence. At December 31, 2016, $89.0 million, or 4.8%, of our total loan portfolio, consisted of construction loans, $16.2 million of which were secured by one-to-four family residential real estate projects on speculation, $26.9 million of which were secured by multi-family residential real estate projects, and $45.9 million of which were secured by land and commercial real estate including industrial development bonds. The Bank owns certain bonds issued by state agencies that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. At December 31, 2016, the balance of industrial development bonds was $14.0 million. These loans were secured by office property containing 60,250 feet of rentable area and fourteen one to four family residential properties.

Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 24 months. At the end of the construction phase, depending upon the initial purpose, the loan either converts to a permanent mortgage loan or the project is sold. Loans generally are made with a maximum loan to cost ratio of 75%, or a maximum loan-to-as completed value ratio of 75%, whichever is lower. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also require satisfactory inspections of the property and a satisfactory title update before disbursements of funds during the term of the construction loan.

At December 31, 2016, our largest speculative construction loan had a principal balance of $13.4 million and was secured by a 1.24 acre site with a former office building being rehabilitated into 80 residential apartment units including 10 affordable units. At December 31, 2016, this loan was performing in accordance with its original terms.

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

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. During the year ended December 31, 2016, our portfolio of indirect auto loans decreased from $104.0 million to $60.2 million, a decrease of 42.1% as we decided to suspend new originations due to market conditions during the second quarter of 2015.

During the year ended December 31, 2016, no indirect automobile loans were sold to other financial institutions. We expect that future sales of indirect auto loans will be driven by our risk management considerations, our liquidity needs, asset/liability mix, loan volume, portfolio size, market pricing and other factors. As of December 31, 2016, we maintained relationships with eighteen financial institutions to which we may sell indirect automobile loans. We sell our indirect automobile loans as non-recourse whole loans with servicing retained, and make standard representations and warranties in connection with the sale and servicing of the loans. We receive a fee from the loan purchaser at the time of sale, as well as servicing fees. Loans sold are generally representative of our indirect automobile portfolio.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2016, our portfolio of consumer loans other than indirect automobile loans totaled $439,000, or 0.02% of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Residential one to four family loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one to four family residential mortgage loan originations are generated by our loan officers or referred by branch managers and employees located in our banking offices.

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

For the year ended December 31, 2016, we received $32,000 in net servicing income on residential mortgage loans that we sold. At December 31, 2016, the principal balance of residential mortgage loans serviced for others totaled $59.8 million. For the year ended December 31, 2016, we received $318,000 in net servicing income on indirect auto loans that we sold. At December 31, 2016, the principal balance of indirect auto loans serviced for others totaled $28.2 million.

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

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2016, we held $20.8 million of commercial real estate loans in our portfolio that were participation loans from other lenders and $75.4 million of commercial real estate and commercial construction loans were participated out to other lenders.

We also purchase whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2016, we purchased one-to-four family residential mortgage loans of $350.7 million, of whole loans, with both fixed and variable rates, from other banks and mortgage companies.

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

Our policies and loan approval limits are established by our Board of Directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Individual loans and commercial relationships of $1.0 million or greater require the approval of the Executive Committee. All commercial real estate and commercial loans, regardless of size, are approved by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s Tier 1 capital, or $31.2 million, at December 31, 2016, which is the Bank’s legal lending limit. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s legal lending limit.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans (1):
Mortgage loans:
One-to-four family	$1,804	$1,192	$2,662	$3,860	$3,278
Commercial real estate	—	2,424	—	38	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	96	200	319
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	15	15	12	16	24
Other consumer loans	—	—	—	1	—

Total non-accrual loans	$1,819	$3,631	$2,770	$4,115	$3,621

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$1,819	$3,631	$2,770	$4,115	$3,621

Other real estate owned	$—	$—	$—	$—	$661

Total repossessed vehicles	$3	$8	$48	$—	$43

Total non-performing assets (NPAs)	$1,822	$3,639	$2,818	$4,115	$4,325

Troubled debt restructures included in NPAs	$1,442	$781	$1,551	$1,900	$946
Troubled debt restructures not included in NPAs	4,656	7,007	7,675	7,366	6,437

Total troubled debt restructures	$6,098	$7,788	$9,226	$9,266	$7,383

Ratios:
Non-performing loans to total loans	0.10%	0.24%	0.23%	0.49%	0.55%
Non-performing assets to total assets	0.08%	0.20%	0.20%	0.39%	0.52%

(1)	At December 31, 2016, 2015, 2014, 2013 and 2012, non-accrual loans included $1,442,000, $781,000, $1,551,000, $1,900,000 and $946,000 of troubled debt restructurings, respectively. See “Troubled Debt Restructurings,” below.

For the years ended December 31, 2016 and 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $76,000 and $165,000, respectively. Interest income recognized on such loans for the years ended December 31, 2016 and 2015, was $0 and $113,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2016, $1.3 million in non-performing loans were paid current.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2016 and 2015, we had $6.1 million and $7.8 million, respectively, of troubled debt restructurings. At December 31, 2016, $2.5 million was related to six residential one-to-four family loans, $200,000 was related to one home equity line of credit and $3.4 million was related to three commercial real estate loans. At December 31, 2015, $3.9 million was related to six residential one to four family loans, $200,000 was related to one home equity line of credit and $3.7 million was related to three commercial real estate loans. For the years ended December 31, 2016 and 2015, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $119,000 and $290,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2016 and 2015 was $201,000 and $283,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2016
Mortgage loans:
Residential one to four family	—	$—	1	$497	1	$497
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	486	—	—	1	486

	1	486	1	497	2	983
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	7	106	1	15	8	121
Other consumer loans	—	—	—	—	—	—

Total loans	8	$592	2	$512	10	$1,104

At December 31, 2015
Mortgage loans:
Residential one to four family	2	$81	1	$411	3	$492
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	2	81	1	411	3	492
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	47	1	15	5	62
Other consumer loans	—	—	—	—	—

Total loans	6	$128	2	$426	8	$554

At December 31, 2014
Mortgage loans:
Residential one to four family	1	$230	3	$2,432	4	$2,662
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	96	1	96

	1	230	4	2,528	5	2,758
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	45	1	12	5	57
Other consumer loans	—	—	—	—	—	—

Total loans	5	$275	5	$2,540	10	$2,815

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2013
Mortgage loans:
Residential one to four family	—	$—	1	$1,911	1	$1,911
Commercial real estate loans	—	—	1	38	1	38
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	2	1,949	2	1,949
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	1	16	1	16
Other consumer loans	—	—	1	1	1	1

Total loans	—	$—	4	$1,966	4	$1,966

At December 31, 2012
Mortgage loans:
Residential one to four family	—	$—	4	$2,412	4	$2,412
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	2	43	2	43

	—	—	6	2,455	6	2,455
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	1	27	1	24	2	51
Other consumer loans	—	—	—	—	—	—

Total loans	1	$27	7	$2,479	8	$2,506

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2016 and 2015 we did not have any property classified as other real estate owned.

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

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Classified loans:
Substandard	$7,623	$9,786	$12,960	$15,053	$11,117
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	7,623	9,786	12,960	15,053	11,117
Special mention	16,383	19,781	1,136	7,657	12,177

Total criticized loans	$24,006	$29,567	$14,096	$22,710	$23,294

At December 31, 2016, we had $7.6 million of substandard assets, of which $4.3 million were commercial real estate loans, $2.5 million were one-to-four family residential mortgage loans, and $799,000 was a home equity line of credit. At December 31, 2016, special mention assets consisted of $16.0 million of commercial real estate loans and $351,000 of one-to-four family residential mortgage loans. Other than disclosed in the above tables, there are no other loans at December 31, 2016 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Potential Problem Loans. Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2016, we had no potential problem loans that are not discussed above under “Classification of Assets.”

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)

Balance at the beginning of the period	$11,240	$8,881	$7,958	$6,440	$4,776

Charge-offs:
Residential one-to-four family	—	(64)	(375)	—	(225)
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	(4)	—	—
Home equity	—	—	(199)	(20)	(715)
Indirect auto	(85)	(139)	(51)	(62)	(281)
Other consumer	(16)	(16)	(29)	(53)	(48)

Total charge-offs	(101)	(219)	(658)	(135)	(1,269)

Recoveries:
Residential one-to-four family	—	—	—	68	43
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	24	—	—	—
Home equity	—	199	—	—	96
Indirect auto	56	32	15	69	46
Other consumer	5	6	14	18	12

Total recoveries	61	261	29	155	197
Net (charge-offs) recoveries	(40)	42	(629)	20	(1,072)

Provision for loan losses	2,385	2,317	1,552	1,498	2,736

Balance at the end of the period	$13,585	$11,240	$8,881	$7,958	$6,440

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.00%	0.00%	(0.06)%	0.00%	(0.18)%
Allowance for loan losses to non-performing loans at end of period	746.84%	309.56%	320.59%	193.39%	177.86%
Allowance for loan losses to total loans at end of period	0.73%	0.73%	0.75%	0.95%	0.98%

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

	At December 31,
	2016		2015		2014
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$4,828	53.34%	$3,574	46.15%	$2,364	38.16%
Commercial real estate	4,885	26.31	4,478	29.24	4,043	33.47
Construction	1,219	4.76	801	3.95	228	2.66
Home equity	1,037	8.96	928	10.41	828	11.15
Commercial	728	3.39	613	3.46	458	3.32
Consumer loans:
Indirect auto	362	3.22	623	6.76	778	11.17
Other consumer	9	0.02	10	0.03	11	0.07

Total allocated allowance	13,068	100.00	11,027	100.00	8,710	100.00
Unallocated allowance	517	—	213	—	171	—

Total allowance	$13,585	100.00%	$11,240	100.00%	$8,881	100.00%

	At December 31,
	2013		2012
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$2,189	34.17%	$1,412	30.70%
Commercial real estate	3,621	38.10	3,039	40.57
Construction	134	1.18	198	2.46
Home equity	681	10.98	466	10.18
Commercial	419	3.65	470	3.77
Consumer loans:
Indirect auto	749	11.85	772	12.22
Other consumer	26	0.07	19	0.10

Total allocated allowance	7,819	100.00	6,376	100.00
Unallocated allowance	139	—	64	—

Total allowance	$7,958	100.00%	$6,440	100.00%

Investments

The Board of Directors has the responsibility for approving our investment policy, and it is the responsibility of management to implement specific investment strategies. The Executive Committee has authorized our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our Senior Vice President, Director of External Reporting & Accounting Policy to execute specific investment actions. The investment policy requires that single day transactions in excess of $15.0 million must contain the signature of two authorized officers and a member of the Executive Committee.

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

Securities. At December 31, 2016, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At that date our securities portfolio had a fair value of $151.5 million and an amortized cost of $152.2 million. Total securities had a carrying value of $152.2 million, or 7.1% of total assets. At December 31, 2016, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2016, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:
Corporate debt securities	$22,051	$22,048	$22,126	$21,876	$22,199	$22,079

Total available-for-sale securities	$22,051	$22,048	$22,126	$21,876	$22,199	$22,079

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$112,543	$111,560	$119,517	$119,012	$100,977	$101,769
Corporate debt securities	17,654	17,905	17,602	17,716	17,551	17,678

Total securities held-to-maturity	$130,197	$129,465	$137,119	$136,728	$118,528	$119,447

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate

					(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$1	5.50%	$2,258	1.40%	$38,299	2.02%	$71,985	2.34%	$112,543	2.21%
Corporate debt securities	—	—	24,052	1.87%	15,653	2.68%	—	—	39,705	2.19%

Total	$1	5.50%	$26,310	1.83%	$53,952	2.21%	$71,985	2.34%	$152,248	2.21%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2016, we had $35.8 million in bank-owned life insurance.

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

At December 31, 2016, we had a total of $179.2 million in certificates of deposit, excluding brokered deposits, of which $91.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of December 31, 2016 and 2015, we had a total of $156.4 million and $114.0 million, respectively, of brokered certificates of deposit.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2016			December 31, 2015
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$189,234	13.84%	—%	$174,884	15.54%	—%
Interest-bearing checking accounts	135,387	9.90	0.40	94,219	8.37	0.35
Regular savings accounts	732,445	53.55	0.60	595,447	52.92	0.59
Money market deposits	8,337	0.61	0.01	8,774	0.78	0.06
Certificates of deposit	302,314	22.10	1.48	251,887	22.39	1.55

Total deposits	$1,367,717	100.00%	0.69%	$1,125,211	100.00%	0.69%

	For the Fiscal Year Ended
	December 31, 2014
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$155,059	17.79%	—%
Interest-bearing checking accounts	51,554	5.92	0.21
Regular savings accounts	474,857	54.49	0.61
Money market deposits	9,873	1.13	0.08
Certificates of deposit	180,115	20.67	1.56

Total deposits	$871,458	100.00%	0.67%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$73,780	$53,876	$52,434
1.00% to 1.99%	247,538	174,886	139,009
2.00% to 2.99%	—	8,368	26,233
3.00% to 3.99%	28	13,624	8,537
4.00% to 4.99%	14,255	7,681	—

Total	$335,601	$258,435	$226,213

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2016
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$68,627	$2,930	$1,811	$412	$73,780	21.98%
1.00% to 1.99%	28,234	95,939	68,077	55,288	247,538	73.76%
2.00% to 2.99%	—	—	—	—	—	0.00%
3.00% to 3.99%	—	28	—	—	28	0.01%
4.00% to 4.99%	14,012	116	—	127	14,255	4.25%

Total	$110,873	$99,013	$69,888	$55,827	$335,601	100.00%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $131.4 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At
December 31, 2016
(Dollars in thousands)
Three months or less	$33,911
Over three months through six months	26,819
Over six months through one year	9,401
Over one year to three years	45,404
Over three years	15,878

Total	$131,413

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston, repurchase agreements and the balance of certain loans sold to another financial institution with recourse that are accounted for as secured borrowings.

At December 31, 2016, we had access to additional Federal Home Loan Bank advances of up to $289.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$508,850	$374,000	$285,100
Average balance during period	$428,163	$290,812	$206,801
Maximum outstanding at any month end	$508,850	$374,000	$285,100
Weighted average interest rate at end of period	1.20%	0.98%	0.70%
Average interest rate during period	1.12%	0.82%	0.57%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$1,985	$3,695	$1,392
Average balance during period	$2,419	$2,399	$2,025
Maximum outstanding at any month end	$3,772	$4,119	$2,525
Weighted average interest rate at end of period	0.15%	0.15%	0.15%
Average interest rate during period	0.15%	0.15%	0.15%

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the twelve months ended December 31, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. The Company did not incur any losses related to these loans.

Personnel

At December 31, 2016, the Bank had 119 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Recent Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” became effective in April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

At December 31, 2016, Belmont Savings Bank met the criteria for being considered “well-capitalized.”

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2016, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

Under the FDIC’s risk-based assessment system, insured institutions of less than $10 billion of assets are assessed based on financial measures and supervisory ratings derived from statistical models that estimate the probability of a bank’s failure within three years. That represents a change, effective July 1, 2016, from the previous system of assigning institutions to risk categories based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon its rating and certain adjustments specified by the FDIC, with institutions deemed less risky paying lower assessments.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the method of assessing its deposit insurance premiums. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. The range of assessment rates (inclusive of possible adjustments) for institutions of less than $10 billion in assets is currently 1.5 to 30 basis points of the assessment base. The current range took effect July 1, 2016 and represents a reduction in the prior range resulting from the Deposit Insurance Fund reserve ratio reaching 1.15% of estimated insured deposits.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2016, Belmont Savings Bank paid $97,000 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase and, effective July 1, 2016, such institutions are paying a surcharge toward that end. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2016, Belmont Savings Bank was in compliance with this requirement.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. BSB Bancorp has not opted for “financial holding company” status up to this time.

BSB Bancorp is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to banks were applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in through 2019.

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

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2016, $491.8 million, or 26.3% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one-to-four family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one-to-four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2016, our indirect automobile loans totaled $60.2 million, or 3.2% of our total loan portfolio. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Although we have suspended new originations due to unattractive yields, it remains difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. These loans may have delinquency or charge off levels above our estimates, which would adversely affect our future performance. In addition, if our losses on these loans increase, it may become necessary to increase our provision for loan losses, which would also adversely impact our future earnings.

A portion of our one to four family residential mortgage loan portfolio is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2016, of the $997.3 million of one-to-four family residential mortgage loans in our portfolio, $63.5 million, or 6.36% of this amount, were comprised of non-owner occupied properties. There is a greater credit risk inherent in two-, three- and four-unit properties and especially in non-owner occupied properties, than in owner-occupied one-unit properties. These loans are similar to commercial real estate and multi-family loans, as the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit initiative exposes us to a risk of loss due to a decline in property values.

At December 31, 2016, $167.5 million, or 9.0%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

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

A significant portion of our loans are fixed-rate one to four family residential mortgage loans with terms of up to 30 years, 3/1, 5/1, 7/1 and 10/1 adjustable rate mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2016 our interest rate risk analysis indicated that our base forecasted net interest income would decrease by 10.5% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2016, $485.3 million, or 48.7% of our $997.3 million total one-to-four family residential mortgage loans due after December 31, 2017 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

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

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Although the Federal Reserve Board increased target interest rates in December 2016, market interest rates on the loans we have originated and the yields on securities we have purchased since 2008 have been lower than in prior years. Our ability to reduce our interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

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

Also, to qualify as a “qualified mortgage,” a loan must generally be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

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

The recent change in regulatory capital requirements may have an adverse impact on our future financial results.

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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank and discount window of the Federal Reserve.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors, debt purchasers, depositors of Belmont Savings Bank or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” (CECL) model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses.This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this ASU may materially reduce retained earnings in the period of adoption.

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

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB of Boston began paying a dividend again in 2011, the dividends paid since 2010 have been far lower than the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At December 31, 2016, the carrying value of our FHLB of Boston stock was $25.1 million.

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

We operated from our six full-service banking offices at December 31, 2016, including our main office and five branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. The net book value of our premises, land and equipment was $2.4 million at December 31, 2016. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

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

The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ for the periods indicated.

	Price Range Per Share
2016:	High	Low
Fourth Quarter	$30.05	$23.09
Third Quarter	25.18	22.51
Second Quarter	23.98	21.51
First Quarter	23.24	20.72

	Price Range Per Share
2015:	High	Low
Fourth Quarter	$23.64	$20.88
Third Quarter	22.37	19.59
Second Quarter	23.50	19.43
First Quarter	19.85	17.67

Stock Performance Graph.

The following graph compares the cumulative total shareholder return on BSB Bancorp common stock with the cumulative total return on the Russell 2000 Index and with the SNL Thrift Industry Index. The graph assumes $100 was invested at the close of business on December 31, 2011 and utilizes closing market price.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
BSB Bancorp, Inc.	100.00	116.03	143.17	176.76	221.92	274.67
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Thrift NASDAQ	100.00	119.34	151.33	167.60	191.52	243.50

Holders.

As of March 2, 2017, there were 270 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	804,484	$12.68	31,538
Equity compensation plans not approved by security holders	—	—	—

Total	804,484	$12.68	31,538

In addition to the table above, On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). The Plan authorizes the issuance or delivery to participants of up to 487,200 shares of BSB Bancorp, Inc. common stock pursuant to grants of restricted stock awards and restricted stock unit awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,158,704	$1,812,916	$1,425,550	$1,054,619	$838,082
Cash and cash equivalents	58,876	51,261	51,767	38,042	52,712
Investment securities - available-for-sale	22,048	21,876	22,079	21,921	22,621
Investment securities - held-to-maturity	130,197	137,119	118,528	119,776	63,984
Loans receivable, net	1,866,035	1,534,957	1,179,399	839,013	654,295
Federal Home Loan Bank stock	25,071	18,309	13,712	7,712	7,627
Bank-owned life insurance	35,842	29,787	23,888	13,325	12,884
Deposits	1,469,422	1,269,519	984,562	764,753	607,865
Federal Home Loan Bank advances	508,850	374,000	285,100	142,100	83,100
Securities sold under agreements to repurchase	1,985	3,695	1,392	2,127	3,404
Other borrowed funds	—	1,020	1,067	1,113	1,156
Total stockholders’ equity	160,921	146,203	137,010	130,421	133,308

	For the Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$61,621	$48,406	$38,652	$30,968	$26,824
Interest expense	14,231	10,194	7,051	4,987	5,133

Net interest and dividend income	47,390	38,212	31,601	25,981	21,691
Provision for loan losses	2,385	2,317	1,552	1,498	2,736

Net interest and dividend income after provision for loan losses	45,005	35,895	30,049	24,483	18,955
Noninterest income	2,750	3,165	3,294	3,610	4,705
Noninterest expense	28,349	27,824	26,490	25,091	21,546

Income before income tax expense	19,406	11,236	6,853	3,002	2,114
Income tax expense	7,425	4,322	2,562	1,042	713

Net income	$11,981	$6,914	$4,291	$1,960	$1,401

	At or for the fiscal years ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.61%	0.44%	0.35%	0.21%	0.19%
Return on average stockholders’ equity	7.78%	4.87%	3.20%	1.50%	1.06%
Interest rate spread (1)	2.32%	2.33%	2.47%	2.69%	2.68%
Net interest margin (2)	2.45%	2.48%	2.64%	2.89%	2.97%
Efficiency ratio (3)	56.54%	67.25%	75.91%	84.79%	81.62%
Noninterest expense to average total assets	1.44%	1.77%	2.16%	2.72%	2.85%
Average interest-earning assets to average interest-bearing liabilities	118.26%	122.46%	128.79%	137.34%	139.29%
Average stockholders’ equity to average total assets	7.83%	9.01%	10.91%	14.11%	17.47%
Asset Quality Ratios:
Non-performing assets to total assets	0.08%	0.20%	0.20%	0.39%	0.52%
Non-performing loans to total loans	0.10%	0.24%	0.23%	0.49%	0.55%
Allowance for loan losses to non-performing loans	746.84%	309.56%	320.59%	193.39%	177.86%
Allowance for loan losses to total loans	0.73%	0.73%	0.75%	0.95%	0.98%
Capital Ratios (4):
Total capital to risk-weighted assets	11.72%	12.22%	12.99%	16.30%	24.32%
Tier 1 capital to risk-weighted assets	10.80%	11.34%	12.19%	15.35%	23.18%
Common Equity Tier 1 Capital to risk-weighted assets	10.80%	11.34%	N/A	N/A	N/A
Tier 1 capital to average assets	7.63%	8.37%	10.05%	12.59%	16.02%
Other Data:
Number of full service offices	6	6	6	7	5
Full time equivalent employees	122	129	126	123	114

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositors’ money market, savings, checking, and certificates of deposit accounts and to a lesser extent Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale securities, and other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums, director compensation and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

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

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $1.8 million, or .08% of total assets, at December 31, 2016, compared to $3.6 million, or 0.20% of total assets, at December 31, 2015, and $2.8 million, or 0.20% of total assets, at December 31, 2014. Total loan delinquencies of 60 days or more as of December 31, 2016 were $1.1 million. Our provision for loan losses was $2.4 million, $2.3 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, we experienced net charge offs of $40,000. For the years ending December 31, 2015 and 2014, we experienced net recoveries and charge offs of $42,000 and $629,000, respectively.

Management pays close attention to the ongoing operating expenses incurred by the Company while making needed capital expenditures and prudently investing in our infrastructure. The Company’s primary expenses are related to salaries and employee benefits, data processing costs and expenses associated with buildings and equipment. During 2016, noninterest expense was managed well and we continue to make improvements in our efficiency ratio.

The charts below illustrate the Company’s consistent increases in earnings, strong asset growth, high quality credit and good expense control. There is no guarantee that these trends will continue in future periods.

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

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe the allowance for loan losses is an appropriate estimate of the inherent probable losses within our loan portfolio.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total Assets. Total assets increased $345.8 million, or 19.1% to $2.2 billion at December 31, 2016, from $1.8 billion at December 31, 2015. The increase was primarily the result of a $331.1 million, or 21.6% increase in net loans.

Loans. Net loans increased by $331.1 million to $1.9 billion at December 31, 2016 from $1.5 billion at December 31, 2015. The increase in net loans was primarily due to increases of $287.9 million or 40.6% in one-to-four family residential loans, $42.4 million, or 9.4%, in commercial real estate loans, $28.3 million, or 46.6%, in construction loans, $10.2 million, or 19.2% in commercial business loans and $7.4 million, or 4.6% in home equity lines of credit. Partially offsetting these increases was a decrease of $43.7 million, or 42.1% in indirect automobile loans as we have suspended originations due to current market conditions. Our plan to prudently build our commercial and consumer loan portfolios continues as significant growth was achieved in each of our strategic business lines while credit losses remained low.

Investment Securities. The carrying value of total investment securities decreased by $6.8 million to $152.2 million at December 31, 2016, from $159.0 million at December 31, 2015. The decrease in investment securities was driven by a decrease of $6.9 million, or 5.0% in securities classified as held-to-maturity.

Cash and Cash Equivalents. Cash and cash equivalents increased by $7.6 million to $58.9 million at December 31, 2016, from $51.3 million at December 31, 2015.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2016, our investment in bank-owned life insurance was $35.8 million, an increase of $6.0 million from $29.8 million at December 31, 2015, primarily due to purchases of $5.0 million and increases in the cash surrender value.

Deposits. Deposits increased $199.9 million or 15.7%, to $1.5 billion at December 31, 2016 from $1.3 billion at December 31, 2015. The increase in deposits was primarily due to a $101.6 million or 14.9%, increase in savings accounts, a $77.2 million or 29.9%, increase in certificate of deposit accounts, a $15.6 million or 8.1%, increase in demand deposit accounts and a $5.4 million or 4.2%, increase in interest bearing checking accounts. This strong growth was due to the impact of our business banking programs focused on deposit driven businesses, growth in our municipal banking products, as well as the effective cross selling of deposit relationships of new and existing borrowers by our commercial real estate lenders. Our core deposit accounts, which we consider to include all deposits other than CDs and brokered CDs, experienced significant growth of $122.7 million, or 12.1%, which indicates that core banking relationships continue to grow.

Borrowings. At December 31, 2016, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.”

Total borrowings increased $132.1 million, or 34.9%, to $510.8 million at December 31, 2016, from $378.7 million at December 31, 2015. This increase was driven by an increase in advances from the Federal Home Loan Bank of Boston of $134.9 million, or 36.1%.

Stockholders’ Equity. Total stockholders’ equity increased $14.7 million to $160.9 million at December 31, 2016, from $146.2 million at December 31, 2015. This increase is primarily the result of earnings of $12.0 million and a $2.4 million increase in additional paid-in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. Net income increased $5.1 million, or 73.3%, to $12.0 million for the year ended December 31, 2016, from $6.9 million for the year ended December 31, 2015. The increase was primarily due to a $9.2 million increase in net interest and dividend income after the provision for loan losses, partially offset by a $525,000 increase in noninterest expense, a $415,000 decrease in noninterest income and a $3.1 million increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $9.2 million to $47.4 million for the year ended December 31, 2016, from $38.2 million for the year ended December 31, 2015. The increase in net interest and dividend income was primarily due to an increase in our net interest-earning assets and the ability to attract lower cost core deposits and take advantage of the historically low wholesale funding rates. Net average interest-earning assets increased $14.3 million, or 5.1%, to $293.9 million for the year ended December 31, 2016 from $279.6 million for the year ended December 31, 2015. Our net interest margin decreased 3 basis points to 2.45% for the year ended December 31, 2016, compared to 2.48% for the year ended December 31, 2015, and our net interest rate spread decreased 1 basis point to 2.32% for the year ended December 31, 2016, compared to 2.33% for the year ended December 31, 2015.

Interest and Dividend Income. Total interest and dividend income increased $13.2 million, or 27.3%, to $61.6 million for the year ended December 31, 2016, from $48.4 million for the year ended December 31, 2015. The increase in interest and dividend income was primarily due to a $12.6 million increase in interest income on loans. The increase in interest income on loans resulted from a $366.2 million increase in the average balance of loans.

Interest Expense. Interest expense increased $4.0 million, or 39.6%, to $14.2 million for the year ended December 31, 2016, from $10.2 million for the year ended December 31, 2015. The increase was driven by a $364.7 million increase in the average balance of interest-bearing liabilities as well an increase in the average cost of funds of 6 basis points to 0.88% from 0.82%.

Interest expense on interest-bearing deposits increased by $1.6 million to $9.4 million for the year ended December 31, 2016, from $7.8 million for the year ended December 31, 2015. This increase was primarily due to an increase of $228.2 million in the average balance of interest-bearing deposits to $1.2 billion at December 31, 2016 from $950.3 million at December 31, 2015. The average cost of interest-bearing deposits remained low at 0.80% for the year ended December 31, 2016, compared to 0.82% for the year ended December 31, 2015. The average cost of certificates of deposits declined slightly during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and we experienced an increase in the average cost of interest-bearing checking accounts for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as we have focused on growing these products and attracting new relationships.

Interest expense on Federal Home Loan Bank advances increased $2.4 million to $4.8 million for the year ended December 31, 2016, from $2.4 million for the year ended December 31, 2015. This increase was primarily due to an increase of $137.4 million in the average balance of Federal Home Loan Bank advances to $428.2 million for the year ended December 31, 2016, from $290.8 million for the year ended December 31, 2015. Also driving this additional interest expense was an increase in the average cost of advances to 1.12% for the year ended December 31, 2016, from 0.82% for the year ended December 31, 2015. The increase in the cost is due to both increases in short term rates and increased balances of our long term advances.

Provision for Loan Losses. We recorded a provision for loan losses of $2.4 million for the year ended December 31, 2016, compared to a provision for loan losses of $2.3 million for the year ended December 31, 2015. We recorded net charge offs of $40,000 for the year ended December 31, 2016 compared to net recoveries of $42,000 during the year ended December 31, 2015. The allowance for loan losses was $13.6 million, or 0.73% of total loans, at December 31, 2016, compared to $11.2 million, or 0.73% of total loans, at December 31, 2015.

Noninterest Income. Noninterest income decreased $415,000 to $2.8 million for the year ended December 31, 2016, from $3.2 million for the year ended December 31, 2015. This decrease was primarily the result of a decrease in loan servicing fee income of $264,000, a decrease in other income of $193,000 and a decrease in net gains on sales of loans of $124,000. Partially offsetting these decreases was an increase in income from bank-owned life insurance of $157,000 as we purchased additional bank owned life insurance policies of $5.0 million during 2016.

Noninterest Expense. Noninterest expense increased $525,000 to $28.3 million for the year ended December 31, 2016, from $27.8 million for the year ended December 31, 2015. This increase was largely the result of increases in deposit insurance costs of $316,000. Professional fees costs also increased $215,000.

Income Tax Expense. We recorded a provision for income taxes of $7.4 million for the year ended December 31, 2016, compared to a provision for income taxes of $4.3 million for the year ended December 31, 2015, reflecting effective tax rates of 38.3% and 38.5%, respectively.

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

	For the Year Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,701,909	$57,513	3.38%	$1,335,748	$44,890	3.36%	$1,008,325	$35,293	3.50%
Securities	156,526	3,163	2.02%	149,806	3,064	2.05%	144,027	3,131	2.17%
Other	44,774	185	0.41%	38,607	79	0.20%	39,265	85	0.22%

Total interest-earning assets (4)	1,903,209	60,861	3.20%	1,524,161	48,033	3.15%	1,191,617	38,509	3.23%
Non-interest-earning assets	63,317			51,401			35,762

Total assets	$1,966,526			$1,575,562			$1,227,379

Interest-bearing liabilities:
Regular savings accounts	$732,445	4,402	0.60%	$595,447	3,515	0.59%	$474,857	2,883	0.61%
Checking accounts	135,387	548	0.40%	94,219	333	0.35%	51,554	108	0.21%
Money market accounts	8,337	1	0.01%	8,774	6	0.07%	9,873	8	0.08%
Certificates of deposit	302,314	4,483	1.48%	251,887	3,914	1.55%	180,115	2,810	1.56%

Total interest-bearing deposits	1,178,483	9,434	0.80%	950,327	7,768	0.82%	716,399	5,809	0.81%
Federal Home Loan Bank advances	428,163	4,788	1.12%	290,812	2,394	0.82%	206,801	1,209	0.58%
Securities sold under agreements to repurchase	2,419	4	0.17%	2,399	4	0.17%	2,025	3	0.15%
Other borrowed funds	250	5	2.00%	1,045	28	2.68%	1,091	30	2.75%

Total interest-bearing liabilities	1,609,315	14,231	0.88%	1,244,583	10,194	0.82%	926,316	7,051	0.76%
Non-interest-bearing liabilities	203,264			189,047			167,146

Total liabilities	1,812,579			1,433,630			1,093,462
Stockholders’ Equity	153,947			141,932			133,917

Total liabilities and stockholders’ equity	$1,966,526			$1,575,562			$1,227,379

Net interest income		$46,630			$37,839			$31,458

Net interest rate spread (1)			2.32%			2.33%			2.47%
Net interest-earning assets (2)	$293,894			$279,578			$265,301

Net interest margin (3)			2.45%			2.48%			2.64%
Average interest-earning assets to interest-bearing liabilities	118.26%			122.46%			128.64%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(4)	Totals do not include FHLB stock dividends of $760,000, $373,000 and $143,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Fiscal Years Ended December 31,			Fiscal Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase (Decrease)	Due to		Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$12,372	$251	$12,623	$11,053	$(1,456)	$9,597
Securities	136	(37)	99	123	(190)	(67)
Other	14	92	106	(1)	(5)	(6)

Total interest-earning assets	$12,522	$306	$12,828	$11,175	$(1,651)	$9,524

Interest-bearing liabilities:
Regular savings accounts	$823	$64	$887	$714	$(82)	$632
Checking accounts	161	54	215	123	102	225
Money market accounts	—	(5)	(5)	(1)	(1)	(2)
Certificates of deposit	755	(186)	569	1,115	(11)	1,104

Total interest-bearing deposits	1,739	(73)	1,666	1,951	8	1,959
Federal Home Loan Bank advances	1,361	1,033	2,394	591	594	1,185
Securities sold under agreements to repurchase	—	—	—	1	—	1
Other borrowed funds	(17)	(6)	(23)	(1)	(1)	(2)

Total interest-bearing liabilities	$3,083	$954	$4,037	$2,542	$601	$3,143

Change in net interest income	$9,439	$(648)	$8,791	$8,633	$(2,252)	$6,381

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

Net Interest Income Analysis

We analyze the Bank’s sensitivity to changes in interest rates through the Bank’s net interest income model. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and securities, and the interest the Bank pays on our interest-bearing liabilities, such as deposits and borrowings. We estimate what the Bank’s net interest income would be under different scenarios including instantaneous parallel shifts (“shock”) to market interest rates and gradual (12 to 24 months) shifts in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the Bank’s net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The following table shows the estimated impact on the Bank’s base forecasted net interest income (“NII”) for the one-year period beginning as of December 31, 2016 and December 31, 2015 resulting from potential changes in interest rates.

	NII Change Year One
	(% Change From Year One Base)
	At December 31,
	2016	2015
Change in Interest Rates (basis points 1)
Shock +300	-16.1%	-18.4%
Ramp +200	-6.0%	-6.8%
Ramp -100	-0.5%	-1.0%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 6.0% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.5% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2016 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 24.0% decrease in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 6.7% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan and investment security repayments, advances from the Federal Home Loan Bank of Boston, loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2016, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $58.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2016, we had $106.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $259.1 million in unused lines of credit to borrowers and $36.6 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2016 totaled $110.9 million, or 7.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2016.

Our primary investing activity is originating and purchasing loans. During the years ended December 31, 2016 and 2015, we funded $875.3 million and $749.9 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $199.9 million and $285.0 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the level of brokered time deposits was $156.4 million and $114.0 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2016, we had $508.9 million of Federal Home Loan Bank advances outstanding. At that date we had the ability to borrow up to an additional $289.7 million from the Federal Home Loan Bank of Boston.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2016.

	December 31, 2016
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$166,600	$272,250	$20,000	$50,000	$508,850
Securities sold under agreements to repurchase	1,985	—	—	—	1,985
Certificates of deposit	110,873	168,901	55,827	—	335,601
Operating leases	300	567	370	244	1,481

Total contractual obligations	$279,758	$441,718	$76,197	$50,244	$847,917

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

Management’s Report on Internal Control over Financial Reporting

The management of BSB Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Baker Newman & Noyes, LLC, the Company’s independent registered public accounting firm, as stated in their accompanying report, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BSB Bancorp, Inc.

Belmont, Massachusetts

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016 (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSB Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, BSB Bancorp Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Baker Newman & Noyes LLC

Peabody, Massachusetts

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BSB Bancorp, Inc.

Belmont, Massachusetts

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014, of BSB Bancorp, Inc. and Subsidiaries (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of BSB Bancorp, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

Peabody, Massachusetts

March 13, 2015

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$2,211	$1,871
Interest-bearing deposits in other banks	56,665	49,390

Cash and cash equivalents	58,876	51,261
Interest-bearing time deposits with other banks	234	131
Investments in available-for-sale securities	22,048	21,876
Investments in held-to-maturity securities (fair value of $129,465 as of December 31, 2016 and $136,728 as of December 31, 2015)	130,197	137,119
Federal Home Loan Bank stock, at cost	25,071	18,309
Loans held-for-sale	—	1,245
Loans, net of allowance for loan losses of $13,585 as of December 31, 2016 and $11,240 as of December 31, 2015	1,866,035	1,534,957
Premises and equipment, net	2,355	2,657
Accrued interest receivable	4,635	3,781
Deferred tax asset, net	8,321	6,726
Income taxes receivable	423	—
Bank-owned life insurance	35,842	29,787
Other assets	4,667	5,067

Total assets	$2,158,704	$1,812,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$208,082	$192,476
Interest-bearing	1,261,340	1,077,043

Total deposits	1,469,422	1,269,519
Federal Home Loan Bank advances	508,850	374,000
Securities sold under agreements to repurchase	1,985	3,695
Other borrowed funds	—	1,020
Accrued interest payable	1,023	993
Deferred compensation liability	7,043	6,434
Income taxes payable	—	184
Other liabilities	9,460	10,868

Total liabilities	1,997,783	1,666,713

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,110,077 and 9,086,639 shares issued and outstanding at December 31, 2016 and 2015, respectively	91	91
Additional paid-in capital	92,013	89,648
Retained earnings	72,498	60,517
Accumulated other comprehensive income (loss)	103	(116)
Unearned compensation - ESOP	(3,784)	(3,937)

Total stockholders’ equity	160,921	146,203

Total liabilities and stockholders’ equity	$2,158,704	$1,812,916

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$57,513	$44,890	$35,293
Interest on debt securities:
Taxable	3,163	3,064	3,131
Dividends	760	373	143
Other interest income	185	79	85

Total interest and dividend income	61,621	48,406	38,652

Interest expense:
Interest on deposits	9,434	7,768	5,809
Interest on Federal Home Loan Bank advances	4,788	2,394	1,209
Interest on securities sold under agreements to repurchase	4	4	3
Interest on other borrowed funds	5	28	30

Total interest expense	14,231	10,194	7,051

Net interest and dividend income	47,390	38,212	31,601
Provision for loan losses	2,385	2,317	1,552

Net interest and dividend income after provision for loan losses	45,005	35,895	30,049

Noninterest income:
Customer service fees	903	894	874
Income from bank-owned life insurance	1,050	893	559
Net gain on sales of loans	271	395	486
Loan servicing fee income	350	614	826
Other income	176	369	549

Total noninterest income	2,750	3,165	3,294

Noninterest expense:
Salaries and employee benefits	17,819	17,610	16,581
Director compensation	971	912	1,032
Occupancy expense	991	1,074	1,060
Equipment expense	452	533	605
Deposit insurance	1,285	969	749
Data processing	3,120	3,108	2,933
Professional fees	964	749	765
Marketing	872	926	975
Other expense	1,875	1,943	1,790

Total noninterest expense	28,349	27,824	26,490

Income before income tax expense	19,406	11,236	6,853
Income tax expense	7,425	4,322	2,562

Net income	$11,981	$6,914	$4,291

Net income available to common stockholders	$11,791	$6,747	$4,152

Earnings per share
Basic	$1.38	$0.80	$0.50
Diluted	$1.33	$0.78	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$11,981	$6,914	$4,291
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	149	(78)	138
Net change in other comprehensive income for defined- benefit postretirement plan	70	(16)	28

Total other comprehensive income (loss)	219	(94)	166

Total comprehensive income	$12,200	$6,820	$4,457

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2013	9,055,808	$91	$85,449	$49,312	$(188)	$(4,243)	$130,421
Net income	—	—	—	4,291	—	—	4,291
Other comprehensive income	—	—	—	—	166	—	166
Release of ESOP stock	—	—	115	—	—	153	268
Stock based compensation-restricted stock awards	—	—	906	—	—	—	906
Stock based compensation-stock options	—	—	847	—	—	—	847
Tax benefit from stock compensation	—	—	109	—	—	—	109
Stock option exercises, net of shares surrendered	10,254	—	45	—	—	—	45
Restricted stock awards issued, net of awards surrendered	1,730	—	(43)	—	—	—	(43)

Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	6,914	—	—	6,914
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Release of ESOP stock	—	—	168	—	—	153	321
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	791	—	—	—	791
Tax benefit from stock compensation	—	—	215	—	—	—	215
Stock option exercises, net of shares surrendered	21,113	—	228	—	—	—	228
Restricted stock awards surrendered	(2,266)	—	(51)	—	—	—	(51)

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	11,981	—	—	11,981
Other comprehensive income	—	—	—	—	219	—	219
Release of ESOP stock	—	—	207	—	—	153	360
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	780	—	—	—	780
Tax benefit from stock compensation	—	—	329	—	—	—	329
Stock option exercises, net of shares surrendered	27,964	—	298	—	—	—	298
Restricted stock awards surrendered	(4,526)	—	(118)	—	—	—	(118)

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,981	$6,914	$4,291
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	833	732	606
Gain on sales of loans, net	(271)	(395)	(486)
Loans originated for sale	(10,134)	(13,678)	(18,771)
Proceeds from sales of loans	11,649	22,943	34,014
Provision for loan losses	2,385	2,317	1,552
Change in unamortized mortgage premium	(1,928)	(1,796)	(1,045)
Change in net deferred loan costs	1,041	405	(1,533)
ESOP expense	360	321	268
Depreciation and amortization expense	621	726	761
Impairment of fixed assets	16	6	3
Deferred income tax benefit	(1,741)	(1,021)	(608)
Increase in bank-owned life insurance	(1,050)	(893)	(559)
Loss on sale of other real estate owned	—	10	—
Stock based compensation expense	1,649	1,660	1,753
Excess tax benefit from stock-based compensation	(329)	(215)	(109)
Net change in:
Accrued interest receivable	(854)	(804)	(736)
Other assets	400	(1,027)	(43)
Income taxes receivable	(423)	321	(321)
Income taxes payable	145	398	(69)
Accrued interest payable	30	32	278
Deferred compensation liability	609	683	614
Other liabilities	(2,216)	446	1,088

Net cash provided by operating activities	12,773	18,085	20,948

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	131	—	119
Purchases of interest-bearing time deposits with other banks	(234)	—	(131)
Proceeds from maturities, payments, and calls of held-to-maturity securities	25,976	21,459	20,330
Purchases of held-to-maturity securities	(19,812)	(40,708)	(19,616)
Redemption of Federal Home Loan Bank stock	3,014	—	405
Purchases of Federal Home Loan Bank stock	(9,776)	(4,597)	(6,405)
Recoveries of loans previously charged off	61	261	29
Loan originations and principal collections, net	16,997	(79,445)	(184,634)
Purchases of loans	(350,653)	(288,928)	(169,512)
Capital expenditures	(335)	(323)	(503)
Capital expenditures on other real estate owned	—	(7)	—
Premiums paid on bank-owned life insurance	(5,005)	(5,006)	(10,004)
Proceeds from sales of other real estate owned	—	1,510	—

Net cash used in investing activities	(339,636)	(395,784)	(369,922)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	122,737	252,735	139,779
Net increase in time deposits	77,166	32,222	80,030
Proceeds from Federal Home Loan Bank advances	211,250	84,000	50,000
Principal payments on Federal Home Loan Bank advances	(7,000)	(14,100)	(9,000)
Net change in short-term Federal Home Loan Bank advances	(69,400)	19,000	102,000
Net (decrease) increase in securities sold under agreements to repurchase	(1,710)	2,303	(735)
Repayment of principal on other borrowed funds	—	(47)	(46)
Proceeds from exercise of stock options, net of cash paid	298	228	45
Restricted stock awards issued, net of awards surrendered	(118)	(51)	(43)
Net increase in mortgagors’ escrow accounts	926	688	560
Excess tax benefit from stock-based compensation	329	215	109

Net cash provided by financing activities	334,478	377,193	362,699

Net increase (decrease) in cash and cash equivalents	7,615	(506)	13,725
Cash and cash equivalents at beginning of period	51,261	51,767	38,042

Cash and cash equivalents at end of period	$58,876	$51,261	$51,767

Supplemental disclosures:
Interest paid	$14,201	$10,162	$6,773
Income taxes paid	9,446	4,624	3,557
Transfer of loans receivable to loans held for sale	—	10,116	14,757
Transfer of loans to other real estate owned	—	1,513	—
Derecognition of loans and related recourse obligation in other borrowings	1,020	—	—

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2016, management deems its investment in FHLB of Boston stock to not be other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016 or 2015.

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

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2016 and 2015, the reserve for unfunded loan commitments was $63,000 and $81,000, respectively. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statement of operations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated over the shorter of the lease term for leasehold improvements or their estimated useful lives. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

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

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the Belmont Savings Bank Supplemental Executive Retirement Plan.

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

In May 2014, the FASB issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through issuance of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU defer the effective date of ASU 2014-09 for all entities by one year. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU were effective for the Company on January 1, 2016 and did not have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update were effective for the Company on January 1, 2016 and did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” (CECL) model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses.This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and

Cash Payments.” The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance is to be applied using a full retrospective method or a modified retrospective method and is effective at the same time as the amendments in update 2014-09. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2016 and 2015 includes $23,450,000 and $19,603,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

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

	December 31, 2016				December 31, 2015
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Corporate debt securities	$22,051	$147	$(150)	$22,048	$22,126	$35	$(285)	$21,876

	$22,051	$147	$(150)	$22,048	$22,126	$35	$(285)	$21,876

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	$112,543	$306	$(1,289)	$111,560	$119,517	$460	$(965)	$119,012
Corporate debt securities	17,654	251	—	17,905	17,602	141	(27)	17,716

	$130,197	$557	$(1,289)	$129,465	$137,119	$601	$(992)	$136,728

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2016 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$—	$—	$1	$1
Due after one year through five years	17,051	16,986	9,259	9,293
Due after five years through ten years	5,000	5,062	48,952	49,083
Due after ten years	—	—	71,985	71,088

	$22,051	$22,048	$130,197	$129,465

At December 31, 2016 and 2015, securities with a carrying value of $4,721,000 and $5,731,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $37,561,000 and $48,105,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2016 and 2015, respectively, and securities with a carrying value of $15,739,000 and $15,700,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2016 and 2015, respectively.

There were no sales of securities available-for-sale during the years ending December 31, 2016, 2015 and 2014.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are consolidated in our consolidated balance sheets in other assets and consisted primarily of cash and cash equivalents and mutual funds, and are classified as trading securities and recorded at fair value. The fair value of these investments at December 31, 2016 and December 31, 2015 were $2.6 million and $2.5 million, respectively. For the years ended December 31, 2016 and 2015, the net gain on these investments still held at the reporting date was $36,000 and $13,000, respectively. Refer to Note 15 – Employee Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

		Less than 12 Months		Over 12 Months
	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:
Available-for-sale
Corporate debt securities	1	$4,130	$(150)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	57	77,474	(1,097)	6,518	(192)

Total temporarily impaired securities	58	$81,604	$(1,247)	$6,518	$(192)

December 31, 2015:
Available-for-sale
Corporate debt securities	4	$9,745	$(75)	$4,127	$(210)
Held-to-maturity
Corporate debt securities	3	4,733	(27)	—	—
U.S. government sponsored mortgage-backed securities	52	89,366	(822)	5,430	(143)

Total temporarily impaired securities	59	$103,844	$(924)	$9,557	$(353)

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

At December 31, 2016, 58 debt securities had unrealized losses with aggregate depreciation of 1.61% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

A summary of the balances of loans follows:

	December 31,
	2016	2015
Mortgage loans on real estate:
Residential one-to-four family	$997,336	$709,426
Commercial real estate loans	491,838	449,391
Home equity lines of credit	167,465	160,040
Construction loans	89,003	60,722

Total real estate loans	1,745,642	1,379,579

Other loans:
Commercial loans	63,404	53,192
Indirect auto loans	60,240	103,965
Consumer loans	439	453

	124,083	157,610

Total loans	1,869,725	1,537,189
Net deferred loan costs	3,622	4,663
Net unamortized mortgage premiums	6,273	4,345
Allowance for loan losses	(13,585)	(11,240)

Total loans, net	$1,866,035	$1,534,957

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2016 and 2015. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2016
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$3,574	$1,254	$—	$—	$4,828
Commercial real estate	4,478	407	—	—	4,885
Construction	801	418	—	—	1,219
Commercial	613	115	—	—	728
Home equity lines of credit	928	109	—	—	1,037
Indirect auto	623	(232)	(85)	56	362
Consumer	10	10	(16)	5	9
Unallocated	213	304	—	—	517

Total	$11,240	$2,385	$(101)	$61	$13,585

	Year Ended December 31, 2015
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,364	$1,274	$(64)	$—	$3,574
Commercial real estate	4,043	435	—	—	4,478
Construction	228	573	—	—	801
Commercial	458	131	—	24	613
Home equity lines of credit	828	(99)	—	199	928
Indirect auto	778	(48)	(139)	32	623
Consumer	11	9	(16)	6	10
Unallocated	171	42	—	—	213

Total	$8,881	$2,317	$(219)	$261	$11,240

	Year Ended December 31, 2014
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,189	$550	$(375)	$—	$2,364
Commercial real estate	3,621	422	—	—	4,043
Construction	134	94	—	—	228
Commercial	419	43	(4)	—	458
Home equity lines of credit	681	346	(199)	—	828
Indirect auto	749	65	(51)	15	778
Consumer	26	—	(29)	14	11
Unallocated	139	32	—	—	171

Total	$7,958	$1,552	$(658)	$29	$8,881

	Year Ended December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,896	$154	$994,440	$4,674	$997,336	$4,828
Commercial real estate	3,364	—	488,474	4,885	491,838	4,885
Construction	—	—	89,003	1,219	89,003	1,219
Commercial	—	—	63,404	728	63,404	728
Home equity lines of credit	200	—	167,265	1,037	167,465	1,037
Indirect auto	15	—	60,225	362	60,240	362
Consumer	—	—	439	9	439	9
Unallocated	—	—	—	517	—	517

Total	$6,475	$154	$1,863,250	$13,431	$1,869,725	$13,585

	Year Ended December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$4,341	$260	$705,085	$3,314	$709,426	$3,574
Commercial real estate	6,083	133	443,308	4,345	449,391	4,478
Construction	—	—	60,722	801	60,722	801
Commercial	—	—	53,192	613	53,192	613
Home equity lines of credit	200	—	159,840	928	160,040	928
Indirect auto	15	—	103,950	623	103,965	623
Consumer	—	—	453	10	453	10
Unallocated	—	—	—	213	—	213

Total	$10,639	$393	$1,526,550	$10,847	$1,537,189	$11,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2016 and 2015:

	Impaired loans with a related allowance for credit losses at December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$740	$740	$154
Commercial real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$740	$740	$154

	Impaired loans with no related allowance for credit losses at December 31, 2016
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$2,156	$2,278	$—
Commercial real estate	3,364	3,364	—
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—
Consumer	—	—	—

Totals	$5,735	$5,857	$—

	Impaired loans with a related allowance for credit losses at December 31, 2015
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$1,450	$1,476	$260
Commercial real estate	5,426	5,426	133
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Indirect auto	—	—	—
Consumer	—	—	—

Totals	$6,876	$6,902	$393

	Impaired loans with no related allowance for credit losses at December 31, 2015
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$2,891	$2,933	$—
Commercial real estate	657	657	—
Construction	—	—	—
Commercial	—	—	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—
Consumer	—	—	—

Totals	$3,763	$3,805	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,273	$33	$1,265	$33	$1,592	$107
Commercial real estate	3,124	136	3,230	123	3,085	115
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Totals	$4,397	$169	$4,495	$156	$4,677	$222

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,977	$78	$4,296	$95	$3,689	$83
Commercial real estate	784	34	744	30	887	34
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	200	8	286	8	398	8
Indirect auto	12	—	8	—	2	—
Consumer	—	—	—	—	—	—

Totals	$3,973	$120	$5,334	$133	$4,976	$125

At December 31, 2016, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2016 and 2015:

	December 31, 2016
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$497	$497	$—	$1,804
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	57	486	—	543	—	—
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	460	106	15	581	—	15
Consumer	—	—	—	—	—	—

	$517	$592	$512	$1,621	$—	$1,819

	December 31, 2015
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,579	$81	$411	$2,071	$—	$1,192
Commercial real estate	—	—	—	—	—	2,424
Home equity lines of credit	634	—	—	634	—	—
Construction	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Indirect auto	551	47	15	613	—	15
Consumer	—	—	—	—	—	—

	$2,764	$128	$426	$3,318	$—	$3,631

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

The following table presents the Company’s loans by risk rating at December 31, 2016 and 2015. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2016
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$351	$2,509	$994,476	$997,336
Commercial real estate	471,491	16,032	4,315	—	491,838
Construction	89,003	—	—	—	89,003
Commercial	63,404	—	—	—	63,404
Home equity lines of credit	—	—	799	166,666	167,465
Indirect auto	—	—	—	60,240	60,240
Consumer	—	—	—	439	439

Total	$623,898	$16,383	$7,623	$1,221,821	$1,869,725

	December 31, 2015
	Loans rated 1-3	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$359	$1,915	$707,152	$709,426
Commercial real estate	427,160	15,159	7,072	—	449,391
Construction	56,459	4,263	—	—	60,722
Commercial	53,192	—	—	—	53,192
Home equity lines of credit	—	—	799	159,241	160,040
Indirect auto	—	—	—	103,965	103,965
Consumer	—	—	—	453	453

Total	$536,811	$19,781	$9,786	$970,811	$1,537,189

(A)	Residential one-to-four family, home equity lines of credit, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market. During the year ended December 31, 2016, four loans were modified and determined to be troubled debt restructurings (three of which had previously been restructured and determined to be troubled debt restructurings). During the year ended December 31, 2015, three loans were modified and determined to be troubled debt restructurings (one of which had previously been restructured and determined to be troubled debt restructurings). At December 31, 2016, the Company had $6.1 million of troubled debt restructurings related to 10 loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31, 2016	December 31, 2015
TDRs on Accrual Status	$4,656	$7,007
TDRs on Non-accrual Status	1,442	781

Total TDRs	$6,098	$7,788

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$154	$170
Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the periods indicated and the outstanding recorded investment subsequent to the modifications occurring:

	Year ended December 31, 2016
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment (a)
Real estate loans:
Residential one-to-four family	1	$621	$699
Commercial real estate	3	3,394	3,394

	4	$4,015	$4,093

	Year ended December 31, 2015
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	3	$2,727	$2,827

	3	$2,727	$2,827

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest or taxes.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2016	December 31, 2015
Capitalization of interest, taxes and extended maturity	$699	$—
Extended maturity	3,394	—
Interest only period	—	2,827

Total	$4,093	$2,827

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	For the years ended December 31,
	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential one-to-four family	1	$497	—	$—	1	$1,700
Home equity lines of credit	—	—	—	—	1	200

Totals	1	$497	—	$—	2	$1,900

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 and $412,000 as of December 31, 2016 and December 31, 2015, respectively. The Company did not have any foreclosed residential real estate property held as of December 31, 2016 or December 31, 2015.

At December 31, 2016 and 2015, $1.1 billion and $735.8 million in loans, respectively, were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse or other credit enhancement, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2016, 2015 and 2014 were $11.4 million, $19.1 million and $16.0 million, respectively, with net gains recognized in non-interest income of $271,000, $367,000 and $348,000, respectively. No auto loans were sold for cash during the year ended December 31, 2016. Auto loans sold for cash during the years ended December 31, 2015 and 2014 were $3.5 million and $17.5 million, respectively with net gains recognized in non-interest income of $28,000 and $138,000, respectively. At December 31, 2016 and 2015, residential mortgage loans previously sold and serviced by the Company were $59.8 million and $65.9 million, respectively. At December 31, 2016 and 2015, auto loans previously sold and serviced by the Company were $28.2 million and $57.8 million, respectively. There were no liabilities incurred during the years ended December 31, 2016 and 2015 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the twelve months ended December 31, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. As of December 31, 2016 and 2015, the Company’s recorded balance of these loans sold with recourse amounted to $0 and $1.0 million, respectively. The Company did not incur any losses related to these loans.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$479	$476	$411
Capitalization	85	99	128
Amortization	(101)	(93)	(75)
Valuation allowance adjustment	(60)	(3)	12

Balance at end of period	$403	$479	$476

As of December 31, 2016, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2016	2015
Land	$161	$161
Buildings	3,424	3,514
Leasehold improvements	1,399	2,175
Furniture and equipment	3,979	6,277

	8,963	12,127
Accumulated depreciation	(6,608)	(9,470)

	$2,355	$2,657

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $621,000, $726,000 and $761,000, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company determined that certain assets had no future economic benefit to the Company and recorded impairment charges of $16,000, $6,000, and $3,000, respectively, within equipment expense on the consolidated statement of operations. During the year ended December 31, 2016, assets with a cost of $3,483,000 that were fully depreciated and no longer in use were disposed of. No gain or loss was recognized as a result of this disposal.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and 2015 was $74.4 million and $44.2 million, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

2017	$110,873
2018	99,013
2019	69,888
2020	44,338
2021	11,489

$335,601

Included in time deposits are brokered deposits of $156.4 million at December 31, 2016 and $114.0 million at December 31, 2015.

The amounts of overdraft deposits that were reclassified to the loan category at December 31, 2016 and 2015 were $36,000 and $48,000, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers and their affiliates totaled $11.0 million and $21.1 million at December 31, 2016 and 2015, respectively.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Fixed rate FHLB advances with an original maturity of less than one year, amounted to $131.6 million and $201.0 million at December 31, 2016 and 2015, respectively, at a weighted average rate of 0.79% and 0.45%, respectively. The Bank also has an available line of credit with the FHLB in the amount of $5.6 million at December 31, 2016 and 2015 at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, home equity lines of credit, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Company’s unused remaining available borrowing capacity at the FHLB was approximately $289.7 million and $171.3 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $2.0 million and $3.7 million at December 31, 2016 and 2015, respectively, mature on a daily basis and are secured by U.S. government sponsored mortgage-backed securities. The weighted average interest rate on these agreements was 0.15% at December 31, 2016 and 2015. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2016 and 2015 consists of the following fixed rate FHLB advances:

	Amount		Weighted Average Rate
	2016	2015	2016	2015
Fixed rate advances maturing:
2016	$—	$7,000	—%	1.39%
2017	35,000	35,000	1.14%	1.14%
2018	47,000	47,000	1.63%	1.63%
2019	225,250	64,000	1.49%	1.79%
2020	20,000	20,000	1.75%	1.75%
2031	50,000	—	0.39%	—%

	$377,250	$173,000	1.34%	1.59%

Other borrowed funds consist of the balance of loans sold with recourse (see Note 5).

Included in the advances above is a long-term advance in the amount of $50.0 million with an interest rate of 0.39% which is callable by the FHLB on September 12, 2017.

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2016	2015	2014
Current tax provision:
Federal	$7,212	$4,223	$2,517
State	1,954	1,120	653

	9,166	5,343	3,170

Deferred tax benefit:
Federal	(1,391)	(799)	(419)
State	(350)	(222)	(136)

	(1,741)	(1,021)	(555)

Change in valuation allowance	—	—	(53)

Total provision for income taxes	$7,425	$4,322	$2,562

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory federal tax rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.4	5.3	5.0
Bank-owned life insurance	(1.9)	(2.7)	(3.9)
Tax exempt income	(0.8)	(0.3)	—
Change in valuation allowance	—	—	(0.8)
Share based compensation	1.2	1.9	2.9
Other, net	(0.6)	0.3	0.2

Effective tax rates	38.3%	38.5%	37.4%

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Employee benefit and deferred compensation plans	$3,827	$3,443
Allowance for loan losses	5,577	4,522
Accrued rent	10	9
Interest on non-performing loans	50	17
Stock options	547	406
Unrealized loss on securities available for sale	1	100
ESOP	116	94

Gross deferred tax assets	10,128	8,591

Valuation allowance	—	—

	10,128	8,591

Deferred tax liabilities:
Mortgage servicing rights	(164)	(191)
Deferred loan origination costs	(1,104)	(1,094)
Restricted stock awards	(140)	(306)
Depreciation	(305)	(237)
Unrecognized retirement benefit	(72)	(23)
Other	(22)	(14)

	(1,807)	(1,865)

Net deferred tax asset	$8,321	$6,726

A valuation reserve had been established for the income tax effects attributable to the deferred tax assets to limit the federal and state tax benefit related to the charitable contribution carryover.

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$—	$—	$(53)
Reserve for charitable contribution carryforward	—	—	—
Reduction in valuation allowance	—	—	53

	$—	$—	$—

The Company does not have any uncertain tax positions at December 31, 2016 or 2015 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016, 2015 and 2014.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2013 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2016 and 2015 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2016	2015
Commitments to grant loans	$44,677	$34,397
Unfunded commitments under lines of credit	259,124	245,040
Unadvanced portion of construction loans	36,555	12,237
Standby letters of credit	658	336
Commitments to purchase loans	62,036	30,336

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2016, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2017	$300
2018	280
2019	287
2020	248
2021	122
Thereafter	244

$1,481

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $384,000, $398,000 and $407,000, respectively.

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

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”). On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2016 and 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios as of December 31, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$174,465	11.72%	$119,116	8.00%	$128,422	8.625%	$156,340	10.50%	N/A	N/A
Belmont Savings Bank	169,499	11.38%	119,114	8.00%	128,420	8.625%	156,337	10.50%	$148,893	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$89,337	6.00%	$98,643	6.625%	$126,561	8.50%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	89,336	6.00%	98,641	6.625%	126,559	8.50%	$119,114	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$67,003	4.50%	$76,309	5.125%	$104,227	7.00%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	67,002	4.50%	76,308	5.125%	104,225	7.00%	$96,780	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$160,817	7.63%	$84,253	4.00%	$84,253	4.00%	$84,253	4.00%	N/A	N/A
Belmont Savings Bank	155,851	7.40%	84,251	4.00%	84,251	4.00%	84,251	4.00%	$105,314	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phase In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Consolidated	$157,640	12.22%	$103,186	8.00%	$103,186	8.00%	$135,432	10.50%	N/A	N/A
Belmont Savings Bank	152,809	11.85%	103,186	8.00%	103,186	8.00%	135,432	10.50%	$128,982	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$77,390	6.00%	$77,390	6.00%	$109,636	8.50%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	77,389	6.00%	77,389	6.00%	109,635	8.50%	$103,186	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$146,319	11.34%	$58,042	4.50%	$58,042	4.50%	$90,288	7.00%	N/A	N/A
Belmont Savings Bank	141,488	10.97%	58,042	4.50%	58,042	4.50%	90,288	7.00%	$83,839	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$146,319	8.37%	$69,887	4.00%	$69,887	4.00%	$69,887	4.00%	N/A	N/A
Belmont Savings Bank	141,488	8.10%	69,886	4.00%	69,886	4.00%	69,886	4.00%	$87,357	5.00%

Stock Repurchase Plans. From time to time, the Company’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. As of December 31, 2016 and December 31, 2015, the Company had an active stock repurchase plan to repurchase up to 500,000 shares of the Company’s common stock. During the twelve months ended December 31, 2016, 2015 and 2014 no shares were repurchased under the repurchase plan.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (the “Plan”). The purpose of the Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At December 31, 2016 and 2015, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$1,316	$985
Service cost	261	256
Interest cost	57	42
Actuarial (gain) loss	(113)	33

Benefit obligation at end of year	1,521	1,316

Funded status at end of year	$(1,521)	$(1,316)

Accrued pension benefit	$(1,696)	$(1,373)

Accumulated benefit obligation	$985	$1,126

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2016	2015
Discount rate	4.35%	4.30%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2016	2015
Service cost	$261	$256
Interest cost	57	42
Amortization of prior service cost	6	6

Net periodic cost	$324	$304

Other changes in benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2016	2015
Amortization of prior service cost	$(6)	$(6)
Net actuarial (gain) loss	(112)	33

Total recognized in other comprehensive income	$(118)	$27

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2016	2015
Discount rate	4.30%	4.00%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive income, before tax effects, consist of the following:

	December 31,
	2016	2015
Unrecognized prior service cost	$46	$51
Unrecognized net gain	(222)	(108)

	$(176)	$(57)

The estimated prior service cost that will be accreted from accumulated other comprehensive loss into net periodic pension expense during the year ending December 31, 2017 is $6,000.

The Company does not expect to contribute to the Plan in 2017.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2017	$—
2018	56
2019	111
2020	188
2021	265
Years 2022-2026	$1,493

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for certain eligible executive officers that do not participate in the Belmont Savings Bank Supplemental Executive Retirement Plan which provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2016 and 2015 relating to these plans was $2.3 million and $2.0 million, respectively. The discount rate used to determine the Company’s obligation was 4.35% and 4.0% in 2016 and 2015, respectively. The projected rate of salary increase was 3% in 2016 and 2015. Total supplemental retirement plan expense amounted to $233,000, $254,000 and $261,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2016 and 2015 relating to this plan was $661,000 and $635,000, respectively. The discount rate used to determine the Company’s obligation was 4.35% and 4.0% in 2016 and 2015, respectively. Total supplemental retirement plan expense amounted to $55,000, $17,000 and $123,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $2.0 million, $2.0 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2016, 2015 and 2014 totaled $839,000, $842,000 and $757,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year to an individual deferred compensation account established by Belmont Savings Bank. Compensation that is deferred is held in a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of providing a vehicle for deferred compensation for certain Directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of December 31, 2016 and 2015, the recorded liability relating to the Rabbi Trust was $2.6 million and $2.5 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.75% at December 31, 2016). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2016, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2017	$102
2018	106
2019	110
2020	114
2021	118
Thereafter	3,521
$4,071

Shares held by the ESOP include the following:

	December 31,
	2016	2015
Unallocated	378,379	393,667
Allocated	72,598	60,274

	450,977	453,941

The fair value of unallocated shares was approximately $11.0 million at December 31, 2016 and $9.2 million at December 31, 2015. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2016, 2015 and 2014 was $360,000, $321,000 and $268,000, respectively.

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

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2016 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan:

Cumulative Granted
Authorized	Authorized		Net of Forfeitures
Stock	Restricted	Authorized	Stock	Restricted	Outstanding
Option Awards	Stock Awards	Total	Option Awards	Stock Awards	Total
917,286	366,914	1,284,200	889,092	363,570	1,252,662

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended
	December 31,
	2016	2015	2014
Stock based compensation expense
Stock options	$780	$791	$847
Restricted stock awards	869	869	906

Total stock based award expense	$1,649	$1,660	$1,753

Related tax benefits recognized in earnings	$492	$481	$511

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	For the year ended
	December 31,
	2016	2015	2014
Weighted average grant date fair value of options granted	$4.63	$3.90	$3.65
Intrinsic value of stock options exercised	368	226	141
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	—	—

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2016
	Amount	Weighted average period
Stock options	$819	1.48
Restricted stock	772	0.97

Total	$1,591

The Company granted the awards presented in the table below. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•	Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of the Company’s shares.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings is based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2016, 2015 and 2014 has been reduced for annualized estimated forfeitures of 3.4%, 7% and 7%, respectively for grants to employees, based on historical experience.

Date of grant	3/1/2016	2/25/2015	2/11/2015	10/8/2014	5/1/2014	1/8/2014
Options granted	27,500	5,414	7,828	10,414	10,000	23,760
Exercise price	$22.31	$18.83	$18.78	$18.31	$17.43	$15.26
Vesting period (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expiration date	3/1/2026	2/25/2025	2/11/2025	10/8/2024	5/1/2024	1/8/2024
Expected volatility	16.13%	15.51%	15.52%	15.69%	15.98%	15.64%
Expected term	6.5 years	6.5 years	6.5 years	6.5 years	6.5 years	6.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk free interest rate	1.54%	1.70%	1.76%	1.91%	2.07%	2.27%
Fair value	$4.63	$3.89	$3.91	$3.93	$3.87	$3.44

(1)-Vesting is ratably and the period begins on the date of grant.

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Awards for the year ended December 31, 2016 is presented in the tables below:

	Outstanding
	Stock option awards	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at January 1, 2016	828,594	$12.40
Granted	27,500	22.31
Exercised	(35,016)	12.87
Forfeited	(16,594)	14.05

Balance at December 31, 2016	804,484	$12.68	7.12	$13,089

Exercisable	588,717	$12.16	6.95	$9,886

	Non-vested restricted stock awards	Weighted average grant price
Balance at January 1, 2016	145,261	$12.16
Granted	—	—
Vested	(71,832)	12.10

Balance at December 31, 2016	73,429	$12.22

For the years ended December 31, 2016, 2015 and 2014, the fair value of shares vested during the year amounted to $1,884,000, $1,623,000 and $1,401,000, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2016, 2015 and 2014:

	December 31,	December 31,	December 31,
	2016	2015	2014
Net income	$11,981	$6,914	$4,291
Undistributed earnings attributable to participating securities	(190)	(167)	(139)

Net income available to common stockholders	$11,791	$6,747	$4,152

Weighted average shares outstanding, basic	8,571,861	8,465,177	8,361,880
Effect of dilutive shares	286,030	217,813	91,547

Weighted average shares outstanding, assuming dilution	8,857,891	8,682,990	8,453,427

Basic EPS	$1.38	$0.80	$0.50
Effect of dilutive shares	(0.05)	(0.02)	(0.01)

Diluted EPS	$1.33	$0.78	$0.49

For 2016, 2015 and 2014, average options to purchase 22,992, 17,159, and 19,368 shares of common stock were outstanding, respectively, but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2016 and 2015, related party loans were not significant.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2016 and 2015. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2016.

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

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist of mutual funds, and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. The mutual funds were valued based on quoted prices from the market.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2016
Securities available-for-sale Corporate debt securities	$—	$22,048	$—	$22,048
Trading securities Rabbi trust investments	2,606	—	—	2,606

Totals	$2,606	$22,048	$—	$24,654

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2015
Securities available-for-sale Corporate debt securities	$—	$21,876	$—	$21,876
Trading securities Rabbi trust investments	2,460	—	—	2,460

Totals	$2,460	$21,876	$—	$24,336

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

The following table presents certain impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral and loans held for sale at December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$—
Loans held for sale	—	—	—

Totals	$—	$—	$—

	December 31, 2015
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$2,886
Loans held for sale	—	—	1,245

Totals	$—	$—	$4,131

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

	December 31, 2016
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

	December 31, 2015
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$479

Totals	$—	$—	$479

There were no foreclosed assets at December 31, 2016 or 2015.

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,876	$58,876	$58,876	$—	$—
Interest-bearing time deposits with other banks	234	233	—	233	—
Held-to-maturity securities	130,197	129,465	—	129,465	—
Federal Home Loan Bank stock	25,071	25,071	—	25,071	—
Bank owned life insurance	35,842	35,842	—	35,842
Loans, net	1,866,035	1,837,068	—	—	1,837,068
Accrued interest receivable	4,635	4,635	4,635	—	—

Financial liabilities:
Deposits	1,469,422	1,469,906	1,133,821	336,085	—
Federal Home Loan Bank advances	508,850	507,773	—	507,773	—
Securities sold under agreements to repurchase	1,985	1,985	—	1,985	—
Accrued interest payable	1,023	1,023	1,023	—	—
Mortgagors’ escrow accounts	3,341	3,341	—	3,341	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,261	$51,261	$51,261	$—	$—
Interest-bearing time deposits with other banks	131	131	—	131	—
Held-to-maturity securities	137,119	136,728	—	136,728	—
Federal Home Loan Bank stock	18,309	18,309	—	18,309	—
Bank owned life insurance	29,787	29,787	—	29,787	—
Loans, net	1,534,957	1,518,476	—	—	1,518,476
Accrued interest receivable	3,781	3,781	3,781	—	—

Financial liabilities:
Deposits	1,269,519	1,271,278	1,011,084	260,194	—
Federal Home Loan Bank advances	374,000	373,840	—	373,840	—
Securities sold under agreements to repurchase	3,695	3,695	—	3,695	—
Other borrowed funds	1,020	999	—	999	—
Accrued interest payable	993	993	993	—	—
Mortgagors’ escrow accounts	2,414	2,414	—	2,414	—

NOTE 21 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2016
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$247	$(98)	$149

Net change in fair value of securities available for sale	247	(98)	149

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	112	(46)	66
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	118	(48)	70

Total other comprehensive income	$365	$(146)	$219

	Year Ended December 31, 2015
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(130)	$52	$(78)

Net change in fair value of securities available for sale	(130)	52	(78)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(33)	13	(20)
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	(27)	11	(16)

Total other comprehensive loss	$(157)	$63	$(94)

	Year Ended December 31, 2014
	Pre Tax	Tax	After Tax
	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$230	$(92)	$138

Net change in fair value of securities available for sale	230	(92)	138

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	42	(18)	24
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	48	(20)	28

Total other comprehensive income	$278	$(112)	$166

1-Reclassification adjustments are comprised of amortization of prior service cost and have been reclassified out of accumulated other comprehensive income (loss). The amounts affected certain lines in the consolidated statements of operations as follows: amortization of prior service cost is included in salaries and employee benefits expense. The tax expense amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31, 2016	December 31, 2015
Net unrealized holding loss on available-for-sale securities, net of tax	$(1)	$(150)
Unrecognized benefit pertaining to defined benefit plan, net of tax	104	34

Accumulated other comprehensive income (loss)	$103	$(116)

NOTE 22 — CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements (in thousands) are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2016	2015
Assets
Cash and cash equivalents held at Belmont Savings Bank	$519	$496
Investment in Belmont Savings Bank	155,954	141,372
Investment in BSB Funding Corp.	4,436	4,350
Deferred tax asset	—	—
Other assets	62	39

Total assets	$160,971	$146,257

Liabilities and Stockholders’ Equity
Accrued expenses	37	47
Other liabilities	14	7

Total liabilities	51	54

Stockholders’ equity	160,920	146,203

Total liabilities and stockholders’ equity	$160,971	$146,257

Condensed Statements of Operations

	Years Ended December 31,
	2016	2015	2014
Interest and dividend income:
Interest on cash equivalents	$—	$1	$11
Dividends from subsidiaries	—	—	—

Total interest and dividend income	—	1	11
Interest expense:	—	—	—

Net interest and dividend income	—	1	11
Non-interest income	—	—	—
Non-interest expense	219	242	269

Loss before income taxes and equity in undistributed earnings of subsidiaries	(219)	(241)	(258)
Income tax benefit	(89)	(96)	(156)

Loss before equity in income of subsidiaries	(130)	(145)	(102)
Equity in undistributed earnings of Belmont Savings Bank	12,025	6,976	4,308
Equity in undistributed earnings of BSB Funding Corp	86	83	85

Net income	$11,981	$6,914	$4,291

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,981	$6,914	$4,291
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(12,025)	(6,976)	(4,308)
Equity in undistributed earnings of BSB Funding Corp.	(86)	(83)	(85)
Deferred income tax expense	—	190	363
Change in deferred tax valuation allowance	—	—	(53)
Other, net	(27)	720	(423)

Net cash (used in) provided by operating activities	(157)	765	(215)

Cash flows from investing activities:
Return of capital from BSB Funding Corp.	—	600	—
Investment in Belmont Savings Bank	—	(3,800)	(12,000)

Net cash used in investing activities	—	(3,200)	(12,000)

Cash flows from financing activities:
Repurchase of common stock	—	—	—
Proceeds from exercise of stock options, net of cash paid	298	228	45
Restricted stock awards issued, net of awards surrendered	(118)	(51)	(43)

Net cash provided by financing activities	180	177	2

Net increase (decrease) in cash and cash equivalents	23	(2,258)	(12,213)
Cash and cash equivalents at beginning of period	496	2,754	14,967

Cash and cash equivalents at end of period	$519	$496	$2,754

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second	First
							Quarter	Quarter
Interest and dividend income	$16,291	$15,726	$15,164	$14,439	$13,492	$12,361	$11,503	$11,052
Interest expense	3,918	3,699	3,457	3,158	2,861	2,564	2,476	2,294

Net interest income	12,373	12,027	11,707	11,281	10,631	9,797	9,027	8,758
Provision for loan losses	601	443	741	599	886	727	365	338

Net interest income, after provision for loan losses	11,772	11,584	10,966	10,682	9,745	9,070	8,662	8,420
Non-interest income	703	680	705	660	768	693	948	757
Non-interest expense	7,045	7,066	6,984	7,252	7,174	6,729	6,988	6,936

Income before taxes	5,430	5,198	4,687	4,090	3,339	3,034	2,622	2,241
Income tax expense	2,120	2,018	1,735	1,551	1,270	1,166	1,019	867

Net income	$3,310	$3,180	$2,952	$2,539	$2,069	$1,868	$1,603	$1,374

Earnings per common share
Basic	$0.38	$0.36	$0.34	$0.29	$0.24	$0.22	$0.19	$0.16
Diluted	$0.37	$0.35	$0.33	$0.28	$0.23	$0.21	$0.18	$0.16

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). The Plan authorizes the issuance or delivery to participants of up to 487,200 shares of BSB Bancorp, Inc. common stock pursuant to grants of restricted stock awards and restricted stock unit awards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2016. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.6	2017 Belmont Savings Bank Incentive Compensation Plan †

10.7	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.8	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.9	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.10	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.11	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

10.12	BSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 3, 2017). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.1	Consent of Shatswell, MacLeod & Company, P.C.

23.2	Consent of Baker Newman & Noyes, P.A., LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 8, 2017	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2017

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2017

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 8, 2017

/s/ Robert J. Morrissey Robert J. Morrissey	Chairman of the Board	March 8, 2017

/s/ John A. Borelli John A. Borelli	Director	March 8, 2017

/s/ Warren Farrell S. Warren Farrell	Director	March 8, 2017

/s/ Richard J. Fougere Richard J. Fougere	Director	March 8, 2017

Signatures	Title	Date

/s/ John W. Gahan, III John W. Gahan, III	Director	March 8, 2017

/s/ John A. Greene John A. Greene	Director	March 8, 2017

/s/ Paul E. Petry Paul E. Petry	Director	March 8, 2017

/s/ John A. Whittemore John A. Whittemore	Director	March 8, 2017