Form 10-Q
period 2017-03-31
BSB Bancorp, Inc.
filed 2017-05-05
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Registrant had 9,688,451 shares of common stock, par value $0.01 per share, outstanding as of April 28, 2017.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$2,265	$2,211
Interest-bearing deposits in other banks	58,186	56,665

Cash and cash equivalents	60,451	58,876
Interest-bearing time deposits with other banks	235	234
Investments in available-for-sale securities	22,142	22,048
Investments in held-to-maturity securities (fair value of $133,447 as of March 31, 2017 (unaudited) and $129,465 as of December 31, 2016)	134,007	130,197
Loans held for sale	25,631	—
Loans, net of allowance for loan losses of $14,382 as of March 31, 2017 (unaudited) and $13,585 as of December 31, 2016	1,958,011	1,866,035
Federal Home Loan Bank stock, at cost	29,605	25,071
Premises and equipment, net	2,340	2,355
Accrued interest receivable	4,857	4,635
Deferred tax asset, net	8,022	8,321
Income taxes receivable	1,071	423
Bank-owned life insurance	36,099	35,842
Other assets	4,397	4,667

Total assets	$2,286,868	$2,158,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$204,364	$208,082
Interest-bearing	1,361,505	1,261,340

Total deposits	1,565,869	1,469,422
Federal Home Loan Bank advances	532,250	508,850
Securities sold under agreements to repurchase	2,225	1,985
Accrued interest payable	1,113	1,023
Deferred compensation liability	7,241	7,043
Other liabilities	13,217	9,460

Total liabilities	2,121,915	1,997,783

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,688,451 and 9,110,077 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	97	91
Additional paid-in capital	92,268	92,013
Retained earnings	76,164	72,498
Accumulated other comprehensive income	170	103
Unearned compensation - ESOP	(3,746)	(3,784)

Total stockholders’ equity	164,953	160,921

Total liabilities and stockholders’ equity	$2,286,868	$2,158,704

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$16,387	$13,412
Interest on taxable debt securities	778	828
Dividends	256	155
Other interest income	85	44

Total interest and dividend income	17,506	14,439

Interest expense:
Interest on deposits	2,613	2,125
Interest on Federal Home Loan Bank advances	1,631	1,027
Interest on securities sold under agreements to repurchase	1	1
Interest on other borrowed funds	—	5

Total interest expense	4,245	3,158

Net interest and dividend income	13,261	11,281
Provision for loan losses	829	599

Net interest and dividend income after provision for loan losses	12,432	10,682

Noninterest income:
Customer service fees	182	225
Income from bank-owned life insurance	252	233
Net gain on sales of loans	8	60
Loan servicing fee income	116	112
Other income	72	30

Total noninterest income	630	660

Noninterest expense:
Salaries and employee benefits	4,672	4,600
Director compensation	303	234
Occupancy expense	266	251
Equipment expense	123	104
Deposit insurance	402	280
Data processing	694	882
Professional fees	288	234
Marketing	278	221
Other expense	450	446

Total noninterest expense	7,476	7,252

Income before income tax expense	5,586	4,090
Income tax expense	1,920	1,551

Net income	$3,666	$2,539

Earnings per share
Basic	$0.42	$0.29
Diluted	$0.40	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended
	March 31,
	2017	2016
	(unaudited)
Net income	$3,666	$2,539
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	67	77

Total other comprehensive income	67	77

Total comprehensive income	$3,733	$2,616

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	2,539	—	—	2,539
Other comprehensive income	—	—	—	—	77	—	77
ESOP shares committed to be released	—	—	46	—	—	37	83
Stock based compensation-restricted stock awards	—	—	210	—	—	—	210
Stock based compensation-stock options	—	—	189	—	—	—	189
Tax benefit from stock based compensation	—	—	21	—	—	—	21
Proceeds from exercises of stock options, net of cash paid	5,368	—	22	—	—	—	22

Balance at March 31, 2016	9,092,007	$91	$90,136	$63,056	$(39)	$(3,900)	$149,344

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	3,666	—	—	3,666
Other comprehensive income	—	—	—	—	67	—	67
ESOP shares committed to be released	—	—	68	—	—	38	106
Stock based compensation-restricted stock awards	—	—	268	—	—	—	268
Stock based compensation-stock options	—	—	189	—	—	—	189
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid	91,174	1	(265)	—	—	—	(264)

Balance at March 31, 2017	9,688,451	$97	$92,268	$76,164	$170	$(3,746)	$164,953

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,666	$2,539
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	206	174
Gain on sales of loans, net	(8)	(60)
Loans originated for sale	(268)	(997)
Proceeds from sales of loans	276	2,301
Provision for loan losses	829	599
Change in net unamortized mortgage premiums	(666)	(775)
Change in net deferred loan costs	128	263
ESOP expense	106	83
Stock based compensation expense	457	399
Excess tax benefit from stock based compensation	—	(21)
Depreciation and amortization expense	153	154
Impairment of fixed assets	18	—
Deferred income tax benefit	254	259
Increase in bank-owned life insurance	(252)	(233)
Net change in:
Accrued interest receivable	(222)	(407)
Other assets	270	558
Income taxes receivable	(648)	—
Income taxes payable	—	649
Accrued interest payable	90	54
Deferred compensation liability	198	371
Other liabilities	3,038	(2,856)

Net cash provided by operating activities	7,625	3,054

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	134	131
Purchases of interest-bearing time deposits with other banks	(135)	(134)
Proceeds from maturities, payments, and calls of held-to-maturity securities	6,527	5,152
Purchases of held-to-maturity securities	(10,525)	(3,392)
Redemption of Federal Home Loan Bank stock	—	679
Purchases of Federal Home Loan Bank stock	(4,534)	(2,981)
Recoveries of loans previously charged off	4	10
Loan originations and principal collections, net	(15,765)	(2,302)
Purchases of loans	(102,137)	(98,230)
Capital expenditures	(156)	(128)
Premiums paid on bank-owned life insurance	(5)	(4)

Net cash used in investing activities	(126,592)	(101,199)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	66,304	51,810
Net increase in time deposits	30,143	33,954
Net proceeds from long-term Federal Home Loan Bank borrowings	15,000	62,500
Net change in short-term Federal Home Loan Bank advances	8,400	(44,000)
Net increase (decrease) in securities sold under agreement to repurchase	240	(1,453)
Net increase in mortgagors’ escrow accounts	719	178
Net proceeds from exercise of stock options	184	22
Payment of income taxes for shares withheld in stock based award activity	(448)	—
Excess tax benefit from stock based compensation	—	21

Net cash provided by financing activities	120,542	103,032

Net increase in cash and cash equivalents	1,575	4,887
Cash and cash equivalents at beginning of period	58,876	51,261

Cash and cash equivalents at end of period	$60,451	$56,148

Supplemental disclosures:
Interest paid	$4,155	$3,104
Income taxes paid	2,327	643
Transfer of loans held for investment to loans held for sale	25,634	—
Derecognition of loans and related recourse obligation in other borrowings	—	1,020

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017. As a result, we recognized an excess tax benefit from stock-based compensation of $718,000 during the three months ended March 31, 2017 within income tax expense on the consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in net income within operating activities in the statement of cash flows instead of being separately stated in financing activities for the three months ended March 31, 2017 (adopted prospectively). Amendments related to the presentation of employee taxes paid within financing activities in the statement of cash flows have been adopted retrospectively and prior period reclassifications will be made. Following the adoption of the new standard, the Company has elected to continue to estimate forfeitures. The adoption did not impact the existing classification of the awards.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU is meant to clarify the scope of Accounting Standards Codification (“ASC”) Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance is to be applied using a full retrospective method or a modified retrospective method and is effective at the same time as the amendments in update 2014-09. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU is meant to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	March 31, 2017				December 31, 2016
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,032	$214	$(104)	$22,142	$22,051	$147	$(150)	$22,048

	$22,032	$214	$(104)	$22,142	$22,051	$147	$(150)	$22,048

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$116,340	$297	$(1,099)	$115,538	$112,543	$306	$(1,289)	$111,560
Corporate debt securities	17,667	242	—	17,909	17,654	251	—	17,905

	$134,007	$539	$(1,099)	$133,447	$130,197	$557	$(1,289)	$129,465

The amortized cost basis and estimated fair value of debt securities by contractual maturity at March 31, 2017 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
	(unaudited)		(unaudited)
Due within one year	$4,808	$4,829	$5,002	$5,035
Due after one year through five years	12,224	12,187	7,006	7,056
Due after five years through ten years	5,000	5,126	44,179	44,102
Due after ten years	—	—	77,820	77,254

	$22,032	$22,142	$134,007	$133,447

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2017 (unaudited) and March 31, 2016 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
March 31, 2017 (unaudited):
Available-for-sale
Corporate debt securities	1	$4,162	$(104)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	60	89,825	(923)	6,190	(176)

Total temporarily impaired securities	61	$93,987	$(1,027)	$6,190	$(176)

December 31, 2016:
Available-for-sale
Corporate debt securities	1	$4,130	$(150)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	57	77,474	(1,097)	6,518	(192)

Total temporarily impaired securities	58	$81,604	$(1,247)	$6,518	$(192)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2017 (unaudited), 61 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s March 31, 2017 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 61 debt securities with aggregate depreciation of 1.19% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

At December 31, 2016, 58 debt securities had unrealized losses with aggregate depreciation of 1.61% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at March 31, 2017 (unaudited) and December 31, 2016 was $2.7 million and $2.6 million, respectively. For the three month periods ending March 31, 2017 (unaudited) and March 31, 2016 (unaudited), the net gain on these investments still held at the reporting date was $45,000 and $1,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017 or during fiscal year 2016.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2017 (unaudited) and December 31, 2016, the Company had unallocated reserves of $545,000 and $517,000, respectively.

Loans consisted of the following (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$1,066,251	54.35%	$997,336	53.34%
Commercial real estate loans (1)	523,090	26.66	491,838	26.31
Home equity lines of credit	165,870	8.45	167,465	8.96
Construction loans	94,000	4.79	89,003	4.76

Total mortgage loans	1,849,211	94.25	1,745,642	93.37

Commercial loans	61,542	3.14	63,404	3.39
Consumer loans:
Indirect auto loans	50,783	2.59	60,240	3.22
Other consumer loans	424	0.02	439	0.02

	112,749	5.75	124,083	6.63

Total loans	1,961,960	100.00%	1,869,725	100.00%

Net deferred loan costs	3,494		3,622
Net unamortized mortgage premiums	6,939		6,273
Allowance for loan losses	(14,382)		(13,585)

Total loans, net	$1,958,011		$1,866,035

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2017 and 2016 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2017 (unaudited) and December 31, 2016. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended March 31, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$395	$—	$—	$5,223
Commercial real estate	4,885	365	—	—	5,250
Construction	1,219	78	—	—	1,297
Commercial	728	(15)	—	—	713
Home equity lines of credit	1,037	(26)	—	—	1,011
Indirect auto	362	—	(31)	4	335
Other consumer	9	4	(5)	—	8
Unallocated	517	28	—	—	545

Total	$13,585	$829	$(36)	$4	$14,382

	Three Months Ended March 31, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,574	$406	$—	$—	$3,980
Commercial real estate	4,478	390	—	—	4,868
Construction	801	(122)	—	—	679
Commercial	613	(108)	—	—	505
Home equity lines of credit	928	80	—	—	1,008
Indirect auto	623	(64)	(14)	9	554
Other consumer	10	2	(4)	1	9
Unallocated	213	15	—	—	228

Total	$11,240	$599	$(18)	$10	$11,831

	March 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$3,363	$227	$1,062,888	$4,996	$1,066,251	$5,223
Commercial real estate	3,274	—	519,816	5,250	523,090	5,250
Construction	—	—	94,000	1,297	94,000	1,297
Commercial	—	—	61,542	713	61,542	713
Home equity lines of credit	196	—	165,674	1,011	165,870	1,011
Indirect auto	10	—	50,773	335	50,783	335
Other consumer	—	—	424	8	424	8
Unallocated	—	—	—	545	—	545

Total	$6,843	$227	$1,955,117	$14,155	$1,961,960	$14,382

	December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,896	$154	$994,440	$4,674	$997,336	$4,828
Commercial real estate	3,364	—	488,474	4,885	491,838	4,885
Construction	—	—	89,003	1,219	89,003	1,219
Commercial	—	—	63,404	728	63,404	728
Home equity lines of credit	200	—	167,265	1,037	167,465	1,037
Indirect auto	15	—	60,225	362	60,240	362
Other consumer	—	—	439	9	439	9
Unallocated	—	—	—	517	—	517

Total	$6,475	$154	$1,863,250	$13,431	$1,869,725	$13,585

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2017 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
		Unpaid
	Recorded	Principal	Specific
	Investment	Balance	Allowance
Residential one-to-four family	$1,232	$1,232	$227

Totals	$1,232	$1,232	$227

	Impaired loans with no related allowance for credit losses
		Unpaid
	Recorded	Principal	Specific
	Investment	Balance	Allowance
Residential one-to-four family	$2,131	$2,267	$—
Commercial real estate	3,274	3,274	—
Home equity lines of credit	196	196
Indirect Auto	10	10	—

Totals	$5,611	$5,747	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2016 (in thousands):

	Impaired loans with a related allowance for credit losses
		Unpaid
	Recorded	Principal	Specific
	Investment	Balance	Allowance
Residential one-to-four family	$740	$740	$154

Totals	$740	$740	$154

	Impaired loans with no related allowance for credit losses
		Unpaid
	Recorded	Principal	Specific
	Investment	Balance	Allowance
Residential one-to-four family	$2,156	$2,278	$—
Commercial real estate	3,364	3,364	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$5,735	$5,857	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$903	$8	$1,415	$8
Commercial real estate	—	—	4,590	54

Totals	$903	$8	$6,005	$62

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$2,139	$4	$2,891	$19
Commercial real estate	3,305	36	622	7
Home equity lines of credit	360	11	200	2
Indirect auto	9	—	22	—

Totals	$5,813	$51	$3,735	$28

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2017 (unaudited)
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$495	$—	$497	$992	$—	$2,277
Home equity lines of credit	277	—	—	277	—	—
Other loans:
Indirect auto	448	83	10	541	—	10

Total	$1,220	$83	$507	$1,810	$—	$2,287

	December 31, 2016
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$497	$497	$—	$1,804
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	57	486	—	543	—	—
Other loans:
Indirect auto	460	106	15	581	—	15

Total	$517	$592	$512	$1,621	$—	$1,819

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

The following tables present the Company’s loans by risk rating at March 31, 2017 (unaudited and in thousands) and December 31, 2016 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$350	$2,979	$1,062,922	$1,066,251
Commercial real estate	513,915	4,960	4,215	—	523,090
Construction	94,000	—	—	—	94,000
Commercial	61,542	—	—	—	61,542
Home equity lines of credit	—	—	799	165,071	165,870
Indirect auto	—	—	—	50,783	50,783
Other consumer	—	—	—	424	424

Total	$669,457	$5,310	$7,993	$1,279,200	$1,961,960

	December 31, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$351	$2,509	$994,476	$997,336
Commercial real estate	471,491	16,032	4,315	—	491,838
Construction	89,003	—	—	—	89,003
Commercial	63,404	—	—	—	63,404
Home equity lines of credit	—	—	799	166,666	167,465
Indirect auto	—	—	—	60,240	60,240
Consumer	—	—	—	439	439

Total	$623,898	$16,383	$7,623	$1,221,821	$1,869,725

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three months ended March 31, 2017 (unaudited) and March 31, 2016, there were no loans modified and determined to be TDRs. At March 31, 2017 (unaudited), the Company had $6.0 million of troubled debt restructurings related to ten loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
TDRs on Accrual Status	$4,557	$4,656
TDRs on Nonaccrual Status	1,427	1,442

Total TDRs	$5,984	$6,098

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$154	$154

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated (unaudited and in thousands except for number of contracts):

	For the three months ended March 31,
	2017		2016
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
Real estate loans:
Residential one-to-four family	—	$—	1	$497

Total	—	$—	1	$497

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of March 31, 2017 (unaudited) and $497,000 as of December 31, 2016. We did not have any foreclosed residential real estate property as of March 31, 2017 (unaudited) and as of December 31, 2016.

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

At March 31, 2017 (unaudited) and December 31, 2016, residential loans previously sold and serviced by the Company were $57.6 million and $59.8 million, respectively. At March 31, 2017 (unaudited) and December 31, 2016, indirect auto loans previously sold and serviced by the Company were $22.6 million and $28.2 million, respectively.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended March 31,
	2017	2016
	(unaudited)
Balance at beginning of period	$403	$479
Capitalization	5	17
Amortization	(24)	(21)
Valuation allowance adjustment	30	(9)

Balance at end of period	$414	$466

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2017 (unaudited) and December 31, 2016 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of March 31, 2017 (unaudited) and December 31, 2016 was $2.2 million and $2.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At March 31, 2017 (unaudited) and December 31, 2016, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2017 (unaudited) and December 31, 2016 relating to this plan was $1.6 million and $1.5 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2017 (unaudited) and December 31, 2016 relating to these plans was $2.3 million and $2.3 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2017 (unaudited) and December 31, 2016 relating to this plan was $662,000 and $661,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $512,000 and $398,000 for the three months ended March 31, 2017 and 2016 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March 31, 2017 and 2016 (unaudited) totaled $242,000 and $234,000, respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of March 31, 2017 (unaudited) and December 31, 2016, the recorded liability relating to the Rabbi Trust was $2.7 million and $2.6 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (4.0% at March 31, 2017, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $106,000 and $83,000 for the three months ended March 31, 2017 and 2016 (unaudited), respectively.

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

March 31, 2017 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,460	$—	$4,460
FHLB borrowings	35,062	1,176,407	1,211,469
Federal Reserve Bank line of credit	15,749	—	15,749

Total pledged assets	$55,271	$1,176,407	$1,231,678

December 31, 2016	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,721	$—	$4,721
FHLB borrowings	37,561	1,132,476	1,170,037
Federal Reserve Bank line of credit	15,739	—	15,739

Total pledged assets	$58,021	$1,132,476	$1,190,497

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended March 31,
	2017	2016
Net income	$3,666	$2,539
Undistributed earnings attributable to participating securities	(30)	(42)

Net income allocated to common stockholders	$3,636	$2,497

Weighted average shares outstanding, basic	8,675,915	8,550,385
Effect of dilutive shares	408,066	253,737

Weighted average shares outstanding, assuming dilution	9,083,981	8,804,122

Basic EPS	$0.42	$0.29
Effect of dilutive shares	(0.02)	(0.01)

Diluted EPS	$0.40	$0.28

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended
	March 31,
	2017	2016
Stock options	—	9,368

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three months ended March 31, 2017 and 2016 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended March 31,
	2017	2016
Stock options	$189	$189
Restricted stock awards	268	210

Total stock based compensation expense	$457	$399

Related tax benefits recognized in earnings	$143	$117

On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). On March 15, 2017, 487,200 restricted stock awards were granted under the Plan at $27.10 with a ten year vesting period and an estimated 2.64% forfeiture rate . The awards are not deemed to be participating securities.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	(unaudited)
	Amount	Weighted average period	Amount	Weighted average period
Stock options	$641	1.34	$819	1.48
Restricted stock	11,959	9.51	772	0.97

Total	$12,600		$1,591

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2017 and December 31, 2016. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2017 (unaudited) and the year ended December 31, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2017 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$22,142	$—	$22,142
Trading securities
Rabbi trust investments	2,662	—	—	2,662

Totals	$2,662	$22,142	$—	$24,804

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2016
Securities available-for-sale
Corporate debt securities	$—	$22,048	$—	$22,048
Trading securities
Rabbi trust investments	2,606	—	—	2,606

Totals	$2,606	$22,048	$—	$24,654

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral and loans held-for-sale at March 31, 2017 (unaudited) and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$422
Loans held-for-sale	—	—	25,631

Totals	$—	$—	$26,053

	December 31, 2016
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$—
Loans held-for-sale	—	—	—

Totals	$—	$—	$—

The following table presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a nonrecurring basis at March 31, 2017:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2017
Collateral-dependent impaired loans:
Specifically reserved	$422	Market approach appraisal of collateral	Management adjustment of appraisal	30%	(30%)
			Estimate selling costs	5%	(5%)

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non financial assets include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value.

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	March 31, 2017
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$414

Totals	$—	$—	$414

	December 31, 2016
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	March 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$60,451	$60,451	$60,451	$—	$—
Interest-bearing time deposits with other banks	235	235	—	235	—
Held-to-maturity securities	134,007	133,447	—	133,447	—
Federal Home Loan Bank stock	29,605	29,605	—	29,605	—
Loans, net	1,958,011	1,929,775	—	—	1,929,775
Accrued interest receivable	4,857	4,857	4,857	—	—
Bank-owned life insurance	36,099	36,099	—	36,099	—

Financial liabilities:
Deposits	1,565,869	1,566,030	1,200,125	365,905	—
Federal Home Loan Bank advances	532,250	531,378	—	531,378	—
Securities sold under agreements to repurchase	2,225	2,225	—	2,225	—
Accrued interest payable	1,113	1,113	1,113	—	—
Mortgagors’ escrow accounts	4,060	4,060	—	4,060	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,876	$58,876	$58,876	$—	$—
Interest-bearing time deposits with other banks	234	233	—	233	—
Held-to-maturity securities	130,197	129,465	—	129,465	—
Federal Home Loan Bank stock	25,071	25,071	—	25,071	—
Loans, net	1,866,035	1,837,068	—	—	1,837,068
Accrued interest receivable	4,635	4,635	4,635	—	—
Bank-owned life insurance	35,842	35,842	—	35,842	—

Financial liabilities:
Deposits	1,469,422	1,469,906	1,133,821	336,085	—
Federal Home Loan Bank advances	508,850	507,773	—	507,773	—
Securities sold under agreements to repurchase	1,985	1,985	—	1,985	—
Accrued interest payable	1,023	1,023	1,023	—	—
Mortgagors’ escrow accounts	3,341	3,341	—	3,341	—

The financial instruments in the tables above are included in the consolidated balance sheets under the indicated captions except for mortgagors’s escrow accounts which are included in other liabilities.

NOTE 12 – OTHER COMPREHENSIVE INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive income for the dates indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$113	$(46)	$67	$128	$(51)	$77

Total other comprehensive income	$113	$(46)	$67	$128	$(51)	$77

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows: (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$66	$(1)
Unrecognized benefit pertaining to defined benefit plan, net of tax	104	104

Accumulated other comprehensive income	$170	$103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, could lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	government shutdowns;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	our inability to adapt to changes in information technology;

•	system failures or breaches of our network security;

•	electronic fraudulent activity within the financial services industry;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2016 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2016 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets increased $128.16 million to $2.29 billion at March 31, 2017, from $2.16 billion at December 31, 2016. The increase was primarily the result of a $91.98 million or 4.9% increase in net loans, a $25.63 million increase in loans held for sale, a $4.53 million or 18.1% increase in Federal Home Loan Bank stock and a $3.90 million or 2.6% increase in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.58 million or 2.7% to $60.45 million at March 31, 2017 from $58.88 million at December 31, 2016.

Investment Securities. Total investment securities increased $3.90 million to $156.15 million at March 31, 2017 from $152.25 million at December 31, 2016.

Loans Held for Sale. Total loans held for sale increased to $25.63 million at March 31, 2017 from $0 at December 31, 2016 as the Company has entered into commitments to sell pools of loans into the secondary market.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced strong growth during the three months ended March 31, 2017. Net loans increased by $91.98 million or 4.9% to $1.96 billion at March 31, 2017 from $1.87 billion at December 31, 2016. The increase in net loans was primarily due to increases of $68.92 million or 6.9% in residential one-to-four family loans, $31.25 million or 6.4% in commercial real estate loans and $5.00 million or 5.6% in construction loans. Partially offsetting these increases were decreases of $1.6 million or 1.0% in home equity lines of credit, $1.86 million or 2.9% in commercial loans, and $9.46 million or 15.7% in indirect auto loans. The decrease in indirect auto loans was driven by the suspension of new originations due to current market conditions. Credit quality remains high with total non-performing loans to total loans of 0.12% as of March 31, 2017.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2017, our investment in bank-owned life insurance was $36.10 million or an increase of $257,000 from $35.84 million at December 31, 2016. This increase was driven by $252,000 in income from bank-owned life insurance during the three months ended March 31, 2017.

Federal Home Loan Bank Stock. The Bank held an investment in Federal Home Loan Bank of Boston stock of $29.61 million as of March 31, 2017. This was an increase of $4.53 million or 18.1% from $25.07 million as of December 31, 2016. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to grow the balance sheet and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management. We do not invest in FHLB stock for investment returns.

Deposits. Deposits increased $96.45 million or 6.6% to $1.57 billion at March 31, 2017 from $1.47 billion at December 31, 2016. The increase in deposits was due to an increase of $71.18 million or 9.1% in savings accounts and an increase of $30.14 million or 9.0% in certificates of deposit (“CDs”), partially offset by a decrease of $3.72 million or 1.8% in demand deposits and a decrease of $1.69 million or 1.3% in interest-bearing checking accounts. Core deposits, which we consider to include all deposits other than CDs and brokered CDs, increased by $66.30 million or 5.8%. Our strong deposit performance continued in the first quarter of 2017. We saw good growth in our retail channel and continued success with our business banking segment strategy, particularly our efforts with colleges and universities.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$204,364	13.05%	$208,082	14.16%

Total non-interest-bearing accounts	204,364	13.05	208,082	14.16

NOW accounts	130,200	8.31	131,885	8.98
Savings accounts	856,738	54.72	785,557	53.46
Money market deposits	8,823	0.56	8,297	0.56
Certificate of deposit accounts	365,744	23.36	335,601	22.84

Total interest-bearing deposits	1,361,505	86.95	1,261,340	85.84

Total deposits	$1,565,869	100.00%	$1,469,422	100.00%

Borrowings. At March 31, 2017, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.”

Total borrowings increased $23.64 million or 4.6% to $534.48 million at March 31, 2017, from $510.84 million at December 31, 2016. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $23.40 million to $532.25 million at March 31, 2017, from $508.85 million at December 31, 2016.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$392,250	$377,250

	392,250	377,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	140,000	131,600
Repurchase agreements	2,225	1,985

	142,225	133,585

Total borrowed funds	$534,475	$510,835

Stockholders’ Equity. Total stockholders’ equity increased $4.03 million, or 2.5%, to $164.95 million at March 31, 2017 from $160.92 million as of December 31, 2016. This increase is primarily the result of earnings of $3.67 million and a $255,000 increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31,	At December 31,
	2017	2016
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$2,277	$1,804
Consumer loans:
Indirect auto loans	10	15

Total non-accrual loans	$2,287	$1,819

Total non-performing loans	2,287	1,819

Repossessed automobiles	—	3

Total non-performing assets (NPAs)	$2,287	$1,822

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,427	$1,442
Troubled debt restructures not included in NPAs	4,557	4,656

Total troubled debt restructures	$5,984	$6,098

Ratios:
Non-performing loans to total loans	0.12%	0.10%
Non-performing assets to total assets	0.10%	0.08%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2017 and December 31, 2016, there were no loans on non-accrual that were determined to not be impaired. At March 31, 2017 and December 31, 2016 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At March 31, 2017, we had $5.98 million of troubled debt restructurings related to ten loans as compared to $6.10 million of troubled debt restructurings related to ten loans at December 31, 2016. The decrease in the balance was driven by principal payments.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $3.67 million compared to net income of $2.54 million for the three months ended March 31, 2016. Earnings per diluted share for the three months ended March 31, 2017 was $0.40 compared to earnings per diluted share for the three months ended March 31, 2016 of $0.28. The improvement in operating results of $1.13 million or 44.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from an increase in net interest and dividend income after the provision for loan losses of $1.75 million or 16.4%, partially offset by an increase in noninterest expense of $224,000 and an increase in income tax expense of $369,000.

Net Interest and Dividend Income. Net interest and dividend income increased $1.98 million or 17.55% to $13.26 million for the three months ended March 31, 2017 compared to $11.28 million for the three months ended March 31, 2016. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $15.12 million or 5.2% to $307.15 million for the three months ended March 31, 2017 from $292.03 million for the three months ended March 31, 2016, partially offset by a decrease in our net interest margin of 8 basis points to 2.45% during the three months ended March 31, 2017 from 2.53% during the three months ended March 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $3.07 million or 21.2% to $17.51 million for the three months ended March 31, 2017 from $14.44 million for the three months ended March 31, 2016. The increase in interest and dividend income was primarily due to a $2.98 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $374.27 million to $1.95 billion for the three months ended March 31, 2017 from $1.57 billion for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $1.09 million or 34.4% to $4.25 million for the three months ended March 31, 2017 from $3.16 million for the three months ended March 31, 2016. The increase resulted from a $363.85 million or 24.6% increase in the average balance of interest-bearing liabilities to $1.84 billion for the three months ended March 31, 2017 from $1.48 billion for the three months ended March 31, 2016 as well as a 7 basis point increase in the cost of interest-bearing liabilities to 0.93% during the three months ended March 31, 2017 from 0.86% during the three months ended March 31, 2016.

Interest expense on interest-bearing deposits increased by $488,000 to $2.61 million for the three months ended March 31, 2017 from $2.13 million for the three months ended March 31, 2016. This increase was primarily due to an increase in the interest expense on savings accounts and CDs of $311,000 and $191,000, respectively. The increase in interest expense on savings accounts of $311,000 from $975,000 to $1.29 million was driven by an increase in the average balance of $149.94 million as well as a 5 basis point increase in the cost of savings accounts to 0.63% from 0.58%. The increase in interest expense on CDs of $191,000 from $1.02 million to $1.21 million was driven by an increase in the average balance of $75.43 million, partially offset by a 10 basis point decrease in the cost of CD accounts to 1.44% from 1.54%.

Interest expense on total borrowings increased $599,000 to $1.63 million for the three months ended March 31, 2017 from $1.03 million for the three months ended March 31, 2016. This increase was primarily due to an increase in the average balance of FHLB advances of $147.55 million or 36.8% to $548.55 million for the three months ended March 31, 2017 from $401.00 million for the three months ended March 31, 2016 and an increase in the average cost of FHLB advances of 18 basis points to 1.21% for the three months ended March 31, 2017 from 1.03% for the three months ended March 31, 2016. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $829,000 for the three months ended March 31, 2017, compared to $599,000 for the three months ended March 31, 2016. The allowance for loan losses was $14.38 million or 0.73% of total loans at March 31, 2017, compared to $13.59 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income decreased by $30,000 to $630,000 for the three months ended March 31, 2017, from $660,000 for the three months ended March 31, 2016.

•	Customer service fees decreased $43,000 or 19.1% primarily due to declines in NSF and other fees.

•	Net gains on sales of loans decreased $52,000 or 86.7% due to a lower number of units sold.

•	Other income increased by $42,000 or 140.0% primarily due to increases in the values of investments held in a Rabbi Trust. Investments held in the Rabbi Trust are used to fund the executive and director non-qualified deferred compensation plan. Corresponding deferred compensation expense is recorded within director compensation and salaries and employee benefits.

Noninterest Expense. Noninterest expense increased $224,000 or 3.1% to $7.48 million for the three months ended March 31, 2017, from $7.25 million for the three months ended March 31, 2016.

•	Director compensation increased $69,000 or 29.5% primarily due to increases in the value of the securities held in a Rabbi Trust as discussed above under noninterest income.

•	Deposit insurance expense increased by $122,000 or 43.6% primarily driven by asset growth and the FDIC’s new assessment methodology that was effective for the quarter ended September 30, 2016.

•	Data processing fees decreased by $188,000 or 21.3% as we renegotiated certain contracts with service providers in late 2016.

•	Professional fees increased by $54,000 or 23.1% primarily due to increased attorneys fees.

•	Marketing costs increased by $57,000, or 25.8% primarily due to increased newspaper advertising as well as merchandising and promotions.

Our efficiency ratio improved to 53.8% during the three months ended March 31, 2017 from 60.7% during the three months ended March 31, 2016 as we continue to grow the balance sheet and manage costs. Effectively managing headcount has contributed to improvement in our efficiency ratio. Since going public in the fourth quarter of 2011, we’ve grown total assets from $669 million to $2.29 billion, or an increase of 242%, while only increasing full time equivalent employee headcount by 25 from 96 to 121 or 26.0%.

Income Tax Expense. We recorded income tax expense of $1.92 million for the three months ended March 31, 2017 compared to income tax expense of $1.55 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 34.4% compared to 37.9% for the three months ended March 31, 2016. The decrease in our effective tax rate was driven by tax benefits received from stock based compensation activity following the adoption of ASU 2016-09 as discussed in Note 1. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU 2016-09.

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

	For the Three Months Ended March 31,
	(unaudited)
	2017			2016
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,945,794	$16,387	3.42%	$1,571,527	$13,412	3.43%
Securities	152,867	778	2.06%	158,053	828	2.11%
Other	50,776	85	0.68%	40,885	44	0.43%

Total interest-earning assets (5)	2,149,437	$17,250	3.25%	1,770,465	$14,284	3.24%
Non-interest-earning assets	72,343			57,813

Total assets	$2,221,780			$1,828,278

Interest-bearing liabilities:
Savings accounts	$825,386	$1,286	0.63%	$675,444	$975	0.58%
Checking accounts	115,996	116	0.41%	124,272	130	0.42%
Money market accounts	8,380	1	0.05%	8,245	1	0.05%
Certificates of deposit	341,568	1,210	1.44%	266,143	1,019	1.54%

Total interest-bearing deposits	1,291,330	2,613	0.82%	1,074,104	2,125	0.80%
Federal Home Loan Bank advances	548,548	1,631	1.21%	401,000	1,027	1.03%
Securities sold under agreements to repurchase	2,411	1	0.17%	2,328	1	0.17%
Other borrowed funds	—	—	0.00%	1,005	5	2.00%

Total interest-bearing liabilities	1,842,289	$4,245	0.93%	1,478,437	$3,158	0.86%
Non-interest-bearing liabilities	215,757			201,341

Total liabilities	2,058,046			1,679,778
Stockholders’ Equity	163,734			148,500

Total liabilities and stockholders’ equity	$2,221,780			$1,828,278

Net interest income		$13,005			$11,126

Net interest rate spread (2)			2.32%			2.38%
Net interest-earning assets (3)	$307,148			$292,028

Net interest margin (4)			2.45%			2.53%
Average interest-earning assets to interest-bearing liabilities			116.67%			119.75%

(1)	Yields and rates for the three-month periods ended March 31, 2017 and 2016 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $256,000 and $155,000 for the three months ended March 31, 2017 and 2016, respectively, are not included.

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

	Three Months Ended March 31,
	2017 vs. 2016 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,044	$(69)	$2,975
Securities	(31)	(19)	(50)
Other	12	29	41

Total interest-earning assets (1)	3,025	(59)	2,966

Expense on interest-bearing liabilities:
Savings accounts	222	89	311
Checking accounts	(9)	(5)	(14)
Money market accounts	—	—	—
Certificates of deposit	264	(73)	191

Total interest-bearing deposits	477	11	488
Federal Home Loan Bank advances	413	191	604
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(2)	(3)	(5)

Total interest-bearing liabilities	888	199	1,087

Change in net interest income	$2,137	$(258)	$1,879

(1)	Does not include dividends on FHLB stock of $256,000 and $155,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning March 31, 2017 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-8.6%
Ramp +200	-3.9%
Ramp - 100	-0.6%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2017, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience an 8.6% decrease in net interest income. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 3.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.6% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 20.1% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 7.9% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our

Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2017 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $60.45 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2017, we had $75.18 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $274.03 million in unused lines of credit to borrowers and $32.83 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2017 totaled $132.29 million, or 8.4%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2017.

Our primary investing activity is originating and purchasing loans. During the three months ended March 31, 2017 and the year ended December 31, 2016, we originated and purchased $284.40 million and $875.28 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $96.45 million and $199.90 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the levels of brokered deposits were $181.46 million and $156.57 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2017, we had $532.25 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $296.98 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of March 31, 2017, our contractual obligations have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2017.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $164.95 million at March 31, 2017 from $160.92 million at December 31, 2016. This increase is primarily the result of earnings of $3.67 million and a $255,000 increase in additional paid-in capital related to stock-based compensation.

Basel III Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement started being phased in on January 1, 2016 and will continue to be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective.

The following table presents actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$179,219	11.55%	$124,141	8.00%	$143,539	9.25%	$162,936	10.50%	N/A	N/A
Belmont Savings Bank	174,538	11.24%	124,174	8.00%	143,576	9.25%	162,978	10.50%	$155,217	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$164,783	10.62%	$93,106	6.00%	$112,503	7.25%	$131,900	8.50%	N/A	N/A
Belmont Savings Bank	160,102	10.31%	93,130	6.00%	112,533	7.25%	131,935	8.50%	124,174	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$164,783	10.62%	$69,830	4.50%	$89,227	5.75%	$108,624	7.00%	N/A	N/A
Belmont Savings Bank	160,102	10.31%	69,848	4.50%	89,250	5.75%	108,652	7.00%	100,891	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$164,783	7.42%	$88,865	4.00%	$88,865	4.00%	$88,865	4.00%	N/A	N/A
Belmont Savings Bank	160,102	7.21%	88,867	4.00%	88,867	4.00%	88,867	4.00%	111,083	5.00%

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$174,465	11.72%	$119,116	8.00%	$128,422	8.625%	$156,340	10.50%	N/A	N/A
Belmont Savings Bank	169,499	11.38%	119,114	8.00%	128,420	8.625%	156,337	10.50%	$148,893	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$89,337	6.00%	$98,643	6.625%	$126,561	8.50%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	89,336	6.00%	98,641	6.625%	126,559	8.50%	119,114	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$67,003	4.50%	$76,309	5.125%	$104,227	7.00%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	67,002	4.50%	76,308	5.125%	104,225	7.00%	96,780	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$160,817	7.63%	$84,253	4.00%	$84,253	4.00%	$84,253	4.00%	N/A	N/A
Belmont Savings Bank	155,851	7.40%	84,251	4.00%	84,251	4.00%	84,251	4.00%	105,314	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	—	—	500,000
March 1 - March 31	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Revised Appendix A-1 to Supplemental Executive Retirement Plan for the benefit of Robert M. Mahoney

10.2	Revised Appendix A-2 to Supplemental Executive Retirement Plan for the benefit of Hal R. Tovin

10.3	Revised Appendix A-3 to Supplemental Executive Retirement Plan for the benefit of Christopher Y. Downs

10.4	Revised Appendix A-4 to Supplemental Executive Retirement Plan for the benefit of Carroll M. Lowenstein, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 5, 2017	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)