Form 10-Q
period 2017-06-30
BSB Bancorp, Inc.
filed 2017-08-04
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number: 001-35309

BSB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	80-0752082
(State or Other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)

2 Leonard Street Belmont, Massachusetts	02478
(Address of Principal Executive Officers)	(Zip Code)

(617) 484-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 9,696,660 shares of common stock, par value $0.01 per share, outstanding as of July 28, 2017.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$2,041	$2,211
Interest-bearing deposits in other banks	50,000	56,665

Cash and cash equivalents	52,041	58,876
Interest-bearing time deposits with other banks	235	234
Investments in available-for-sale securities	22,118	22,048
Investments in held-to-maturity securities (fair value of $139,952 as of June 30, 2017 (unaudited) and $129,465 as of December 31, 2016)	140,524	130,197
Loans, net of allowance for loan losses of $15,089 as of June 30, 2017 (unaudited) and $13,585 as of December 31, 2016	2,067,584	1,866,035
Federal Home Loan Bank stock, at cost	30,428	25,071
Premises and equipment, net	2,333	2,355
Accrued interest receivable	5,115	4,635
Deferred tax asset, net	7,918	8,321
Income taxes receivable	1,033	423
Bank-owned life insurance	36,393	35,842
Other assets	5,159	4,667

Total assets	$2,370,881	$2,158,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$203,711	$208,082
Interest-bearing	1,407,104	1,261,340

Total deposits	1,610,815	1,469,422
Federal Home Loan Bank advances	567,250	508,850
Securities sold under agreements to repurchase	3,030	1,985
Accrued interest payable	1,293	1,023
Deferred compensation liability	7,464	7,043
Other liabilities	11,204	9,460

Total liabilities	2,201,056	1,997,783

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,694,260 and 9,110,077 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	97	91
Additional paid-in capital	93,092	92,013
Retained earnings	80,176	72,498
Accumulated other comprehensive income	167	103
Unearned compensation - ESOP	(3,707)	(3,784)

Total stockholders’ equity	169,825	160,921

Total liabilities and stockholders’ equity	$2,370,881	$2,158,704

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$17,508	$14,138	$33,895	$27,550
Interest on taxable debt securities	855	801	1,634	1,629
Dividends	290	186	546	341
Other interest income	111	39	195	84

Total interest and dividend income	18,764	15,164	36,270	29,604

Interest expense:
Interest on deposits	2,988	2,348	5,601	4,472
Interest on Federal Home Loan Bank advances	1,827	1,108	3,458	2,135
Interest on securities sold under agreements to repurchase	1	1	2	2
Interest on other borrowed funds	—	—	—	5

Total interest expense	4,816	3,457	9,061	6,614

Net interest and dividend income	13,948	11,707	27,209	22,990
Provision for loan losses	707	741	1,536	1,340

Net interest and dividend income after provision for loan losses	13,241	10,966	25,673	21,650

Noninterest income:
Customer service fees	199	224	382	450
Income from bank-owned life insurance	294	237	546	470
Net gain on sales of loans	338	106	347	167
Loan servicing fee income	101	92	217	205
Other income	63	46	133	75

Total noninterest income	995	705	1,625	1,367

Noninterest expense:
Salaries and employee benefits	4,803	4,359	9,474	8,959
Director compensation	356	247	659	481
Occupancy expense	232	240	498	492
Equipment expense	103	109	227	214
Deposit insurance	416	287	818	567
Data processing	694	879	1,388	1,761
Professional fees	270	187	558	422
Marketing	283	208	561	429
Other expense	488	468	938	915

Total noninterest expense	7,645	6,984	15,121	14,240

Income before income tax expense	6,591	4,687	12,177	8,777
Income tax expense	2,579	1,735	4,499	3,286

Net income	$4,012	$2,952	$7,678	$5,491

Earnings per share
Basic	$0.45	$0.34	$0.87	$0.63
Diluted	$0.43	$0.33	$0.83	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$4,012	$2,952	$7,678	$5,491
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(3)	94	64	170

Total other comprehensive (loss) income	(3)	94	64	170

Total comprehensive income	$4,009	$3,046	$7,742	$5,661

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation - ESOP	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	5,491	—	—	5,491
Other comprehensive income	—	—	—	—	170	—	170
ESOP shares committed to be released	—	—	95	—	—	77	172
Stock based compensation-restricted stock awards	—	—	425	—	—	—	425
Stock based compensation-stock options	—	—	387	—	—	—	387
Tax benefit from stock based compensation	—	—	54	—	—	—	54
Proceeds from exercises of stock options, net of cash paid	14,176	—	136	—	—	—	136

Balance at June 30, 2016	9,100,815	$91	$90,745	$66,008	$54	$(3,860)	$153,038

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	7,678	—	—	7,678
Other comprehensive income	—	—	—	—	64	—	64
ESOP shares committed to be released	—	—	141	—	—	77	218
Stock based compensation-restricted stock awards	—	—	807	—	—	—	807
Stock based compensation-stock options	—	—	385	—	—	—	385
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid	96,983	1	(249)	—	—	—	(248)

Balance at June 30, 2017	9,694,260	$97	$93,092	$80,176	$167	$(3,707)	$169,825

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,678	$5,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	406	381
Gain on sales of loans, net	(347)	(167)
Loans originated for sale	(2,564)	(5,151)
Proceeds from sales of loans	26,388	6,562
Provision for loan losses	1,536	1,340
Change in net unamortized mortgage premiums	(1,133)	(823)
Change in net deferred loan costs	145	675
ESOP expense	218	172
Stock based compensation expense	1,192	812
Excess tax benefit from stock based compensation	—	(54)
Depreciation and amortization expense	303	308
Impairment of fixed assets	18	—
Deferred income tax expense (benefit)	359	(724)
Increase in bank-owned life insurance	(546)	(470)
Net change in:
Accrued interest receivable	(480)	(570)
Other assets	(475)	730
Income taxes receivable	(610)	(692)
Income taxes payable	—	(130)
Accrued interest payable	270	23
Deferred compensation liability	421	467
Other liabilities	918	(2,510)

Net cash provided by operating activities	33,697	5,670

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	134	131
Purchases of interest-bearing time deposits with other banks	(135)	(134)
Proceeds from maturities, payments, and calls of held-to-maturity securities	13,014	11,586
Purchases of held-to-maturity securities	(23,709)	(12,151)
Redemption of Federal Home Loan Bank stock	642	1,240
Purchases of Federal Home Loan Bank stock	(5,999)	(4,755)
Recoveries of loans previously charged off	17	13
Loan originations and principal collections, net	(19,145)	(7,050)
Purchases of loans	(206,446)	(149,512)
Capital expenditures	(299)	(212)
Premiums paid on bank-owned life insurance	(5)	(5,004)

Net cash used in investing activities	(241,931)	(165,848)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	62,931	63,934
Net increase in time deposits	78,462	51,172
Net proceeds from long-term Federal Home Loan Bank borrowings	95,000	116,250
Net change in short-term Federal Home Loan Bank advances	(36,600)	(67,000)
Net increase (decrease) in securities sold under agreement to repurchase	1,045	(1,924)
Net increase in mortgagors’ escrow accounts	826	138
Net proceeds from exercise of stock options	183	136
Payment of income taxes for shares withheld in stock based award activity	(448)	—
Excess tax benefit from stock based compensation	—	54

Net cash provided by financing activities	201,399	162,760

Net (decrease) increase in cash and cash equivalents	(6,835)	2,582
Cash and cash equivalents at beginning of period	58,876	51,261

Cash and cash equivalents at end of period	$52,041	$53,843

Supplemental disclosures:
Interest paid	$8,791	$6,591
Income taxes paid	4,750	4,832
Transfer of loans held for investment to loans held for sale, net	23,559	—
Derecognition of loans and related recourse obligation in other borrowings	—	1,020

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended June 30, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017. As a result, we recognized excess tax benefits from stock-based compensation of $718 and $781 during the three and six months ended June 30, 2017 within income tax expense on the consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in net income within operating activities in the statement of cash flows instead of being separately stated in financing activities for the six months ended June 30, 2017 (adopted prospectively).

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

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$22,013	$180	$(75)	$22,118	$22,051	$147	$(150)	$22,048

	$22,013	$180	$(75)	$22,118	$22,051	$147	$(150)	$22,048

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$122,844	$256	$(1,175)	$121,925	$112,543	$306	$(1,289)	$111,560
Corporate debt securities	17,680	347	—	18,027	17,654	251	—	17,905

	$140,524	$603	$(1,175)	$139,952	$130,197	$557	$(1,289)	$129,465

The amortized cost basis and estimated fair value of debt securities by contractual maturity at June 30, 2017 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$12,762	$12,839	$7,011	$7,058
Due after one year through five years	4,251	4,176	5,579	5,606
Due after five years through ten years	5,000	5,103	43,570	43,555
Due after ten years	—	—	84,364	83,733

	$22,013	$22,118	$140,524	$139,952

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the six months ended June 30, 2017 (unaudited) and June 30, 2016 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
June 30, 2017 (unaudited):
Available-for-sale
Corporate debt securities	1	$4,176	$(75)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	67	94,102	(897)	12,447	(278)

Total temporarily impaired securities	68	$98,278	$(972)	$12,447	$(278)

December 31, 2016:
Available-for-sale
Corporate debt securities	1	$4,130	$(150)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	57	77,474	(1,097)	6,518	(192)

Total temporarily impaired securities	58	$81,604	$(1,247)	$6,518	$(192)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments - Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2017 (unaudited), 68 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s June 30, 2017 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 68 debt securities with aggregate depreciation of 1.12% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

At December 31, 2016, 58 debt securities had unrealized losses with aggregate depreciation of 1.61% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at June 30, 2017 (unaudited) and December 31, 2016 was $2.7 million and $2.6 million, respectively. For the three and six month periods ending June 30, 2017 (unaudited), the net gain on these investments still held at the reporting date was $38,000 and $83,000, respectively. For the three and six month periods ending June 30, 2016 (unaudited), the net gain on these investments still held at the reporting date was $13,000 and $14,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2017 or during fiscal year 2016.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2017 (unaudited) and December 31, 2016, the Company had unallocated reserves of $572,000 and $517,000, respectively.

Loans consisted of the following (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$1,159,603	55.97%	$997,336	53.34%
Commercial real estate loans (1)	558,818	26.97	491,838	26.31
Home equity lines of credit	167,853	8.10	167,465	8.96
Construction loans	81,780	3.95	89,003	4.76

Total mortgage loans	1,968,054	94.99	1,745,642	93.37

Commercial loans	60,363	2.92	63,404	3.39
Consumer loans:
Indirect auto loans	42,954	2.07	60,240	3.22
Other consumer loans	419	0.02	439	0.02

	103,736	5.01	124,083	6.63

Total loans	2,071,790	100.00%	1,869,725	100.00%

Net deferred loan costs	3,477		3,622
Net unamortized mortgage premiums	7,406		6,273
Allowance for loan losses	(15,089)		(13,585)

Total loans, net	$2,067,584		$1,866,035

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2017 and 2016 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2017 (unaudited) and December 31, 2016. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended June 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$5,223	$441	$—	$—	$5,664
Commercial real estate	5,250	362	—	—	5,612
Construction	1,297	(144)	—	—	1,153
Commercial	713	5	—	—	718
Home equity lines of credit	1,011	13	—	—	1,024
Indirect auto	335	1	(9)	12	339
Other consumer	8	2	(4)	1	7
Unallocated	545	27	—	—	572

Total	$14,382	$707	$(13)	$13	$15,089

	Three Months Ended June 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,980	$175	$—	$—	$4,155
Commercial real estate	4,868	(58)	—	—	4,810
Construction	679	185	—	—	864
Commercial	505	193	—	—	698
Home equity lines of credit	1,008	30	—	—	1,038
Indirect auto	554	(36)	(28)	2	492
Other consumer	9	4	(4)	1	10
Unallocated	228	248	—	—	476

Total	$11,831	$741	$(32)	$3	$12,543

	Six Months Ended June 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$836	$—	$—	$5,664
Commercial real estate	4,885	727	—	—	5,612
Construction	1,219	(66)	—	—	1,153
Commercial	728	(10)	—	—	718
Home equity lines of credit	1,037	(13)	—	—	1,024
Indirect auto	362	1	(40)	16	339
Other consumer	9	6	(9)	1	7
Unallocated	517	55	—	—	572

Total	$13,585	$1,536	$(49)	$17	$15,089

	Six Months Ended June 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,574	$581	$—	$—	$4,155
Commercial real estate	4,478	332	—	—	4,810
Construction	801	63	—	—	864
Commercial	613	85	—	—	698
Home equity lines of credit	928	110	—	—	1,038
Indirect auto	623	(100)	(42)	11	492
Other consumer	10	6	(8)	2	10
Unallocated	213	263	—	—	476

Total	$11,240	$1,340	$(50)	$13	$12,543

	June 30, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,989	$228	$1,156,614	$5,436	$1,159,603	$5,664
Commercial real estate	3,185	—	555,633	5,612	558,818	5,612
Construction	—	—	81,780	1,153	81,780	1,153
Commercial	—	—	60,363	718	60,363	718
Home equity lines of credit	—	—	167,853	1,024	167,853	1,024
Indirect auto	—	—	42,954	339	42,954	339
Other consumer	—	—	419	7	419	7
Unallocated	—	—	—	572	—	572

Total	$6,174	$228	$2,065,616	$14,861	$2,071,790	$15,089

	December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,896	$154	$994,440	$4,674	$997,336	$4,828
Commercial real estate	3,364	—	488,474	4,885	491,838	4,885
Construction	—	—	89,003	1,219	89,003	1,219
Commercial	—	—	63,404	728	63,404	728
Home equity lines of credit	200	—	167,265	1,037	167,465	1,037
Indirect auto	15	—	60,225	362	60,240	362
Other consumer	—	—	439	9	439	9
Unallocated	—	—	—	517	—	517

Total	$6,475	$154	$1,863,250	$13,431	$1,869,725	$13,585

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2017 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$1,228	$1,228	$228

Totals	$1,228	$1,228	$228

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$1,761	$1,871	$—
Commercial real estate	3,185	3,185	—

Totals	$4,946	$5,056	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2016 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$740	$740	$154

Totals	$740	$740	$154

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$2,156	$2,278	$—
Commercial real estate	3,364	3,364	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$5,735	$5,857	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,229	$8	$1,400	$8
Commercial real estate	—	—	2,977	30

Totals	$1,229	$8	$4,377	$38

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,767	$6	$2,882	$19
Commercial real estate	3,215	36	569	6
Home equity lines of credit	65	2	200	2
Indirect auto	7	—	15	—

Totals	$5,054	$44	$3,666	$27

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,066	$16	$1,407	$16
Commercial real estate	—	—	3,783	85

Totals	$1,066	$16	$5,190	$101

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,953	$9	$2,886	$39
Commercial real estate	3,260	72	596	13
Home equity lines of credit	212	13	200	4
Indirect auto	8	—	19	—

Totals	$5,433	$94	$3,701	$56

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2017 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,360	$—	$992	$2,352	$—	$1,656
Home equity lines of credit	323	—	—	323	—	—
Other loans:
Indirect auto	267	99	—	366	—	—
Other Consumer	—	2	—	2	—	—

Total	$1,950	$101	$992	$3,043	$—	$1,656

	December 31, 2016
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$497	$497	$—	$1,804
Commercial real estate	—	—	—	—	—	—
Home equity lines of credit	57	486	—	543	—	—
Other loans:
Indirect auto	460	106	15	581	—	15

Total	$517	$592	$512	$1,621	$—	$1,819

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

The following tables present the Company’s loans by risk rating at June 30, 2017 (unaudited and in thousands) and December 31, 2016 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$348	$2,354	$1,156,901	$1,159,603
Commercial real estate	554,693	—	4,125	—	558,818
Construction	81,780	—	—	—	81,780
Commercial	60,319	44	—	—	60,363
Home equity lines of credit	—	—	799	167,054	167,853
Indirect auto	—	—	—	42,954	42,954
Other consumer	—	—	—	419	419

Total	$696,792	$392	$7,278	$1,367,328	$2,071,790

	December 31, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$351	$2,509	$994,476	$997,336
Commercial real estate	471,491	16,032	4,315	—	491,838
Construction	89,003	—	—	—	89,003
Commercial	63,404	—	—	—	63,404
Home equity lines of credit	—	—	799	166,666	167,465
Indirect auto	—	—	—	60,240	60,240
Consumer	—	—	—	439	439

Total	$623,898	$16,383	$7,623	$1,221,821	$1,869,725

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. During the three and six months ended June 30, 2017 (unaudited), one existing troubled debt restructure was modified again to extend the maturity. During the three and six months ended June 30, 2016, there were no loans modified and determined to be TDRs. At June 30, 2017 (unaudited), the Company had $5.7 million of troubled debt restructurings related to nine loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
TDRs on Accrual Status	$4,517	$4,656
TDRs on Nonaccrual Status	1,162	1,442

Total TDRs	$5,679	$6,098

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$154	$154

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the troubled debt restructuring modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Commercial real estate loans	1	$273	$273	—	$—	$—

Total	1	$273	$273	—	$—	$—

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Real estate loans:
Commercial real estate loans	1	$273	$273	—	$—	$—

Total	1	$273	$273	—	$—	$—

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated (in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016
	(unaudited)	(unaudited)
Extended maturity	$273	$—

Total	$273	$—

	Six months ended June 30, 2017	Six months ended June 30, 2016
	(unaudited)	(unaudited)
Extended maturity	$273	$—

Total	$273	$—

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

	For the six months ended June 30,
	2017		2016
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
Real estate loans:
Residential one-to-four family	—	$—	1	$497

Total	—	$—	1	$497

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of June 30, 2017 (unaudited) and $497,000 as of December 31, 2016. We did not have any foreclosed residential real estate property as of June 30, 2017 (unaudited) and as of December 31, 2016.

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

At June 30, 2017 (unaudited) and December 31, 2016, residential loans previously sold and serviced by the Company were $79.8 million and $59.8 million, respectively. At June 30, 2017 (unaudited) and December 31, 2016, indirect auto loans previously sold and serviced by the Company were $17.9 million and $28.2 million, respectively.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Balance at beginning of period	$414	$466	$403	$479
Capitalization	180	29	185	46
Amortization	(27)	(24)	(51)	(45)
Valuation allowance adjustment	17	(14)	47	(23)

Balance at end of period	$584	$457	$584	$457

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2017 (unaudited) and December 31, 2016 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2017 (unaudited) and December 31, 2016 was $3.0 million and $2.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At June 30, 2017 (unaudited) and December 31, 2016, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2017 (unaudited) and December 31, 2016 relating to this plan was $1.7 million and $1.5 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2017 (unaudited) and December 31, 2016 relating to these plans was $2.4 million and $2.3 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2017 (unaudited) and December 31, 2016 relating to this plan was $673,000 and $661,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $461,000 and $523,000 for the three months ended June 30, 2017 and 2016 (unaudited), respectively, and $973,000 and $921,000 for the six months ended June 30, 2017 and 2016 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2017 and 2016 (unaudited) totaled $210,000 and $196,000, respectively, and $453,000 and $430,000 for the six months ended June 30, 2017 and 2016 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of June 30, 2017 (unaudited) and December 31, 2016, the recorded liability relating to the Rabbi Trust was $2.7 million and $2.6 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate on the first business day of each calendar year (3.75% for 2017, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $111,000 and $87,000 for the three months ended June 30, 2017 and 2016 (unaudited), respectively, and $218,000 and $172,000 for the six months ended June 30, 2017 and 2016 (unaudited), respectively.

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

	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
June 30, 2017 (unaudited)
Repurchase agreements	$4,218	$—	$4,218
FHLB borrowings	32,698	1,243,309	1,276,007
Federal Reserve Bank line of credit	15,759	—	15,759

Total pledged assets	$52,675	$1,243,309	$1,295,984

	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
December 31, 2016
Repurchase agreements	$4,721	$—	$4,721
FHLB borrowings	37,561	1,132,476	1,170,037
Federal Reserve Bank line of credit	15,739	—	15,739

Total pledged assets	$58,021	$1,132,476	$1,190,497

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$4,012	$2,952	$7,678	$5,491
Undistributed earnings attributable to participating securities	(33)	(49)	(64)	(92)

Net income allocated to common stockholders	$3,979	$2,903	$7,614	$5,399

Weighted average shares outstanding, basic	8,754,917	8,560,039	8,715,635	8,555,212
Effect of dilutive shares	429,742	266,700	415,744	260,623

Weighted average shares outstanding, assuming dilution	9,184,659	8,826,739	9,131,379	8,815,835

Basic EPS	$0.45	$0.34	$0.87	$0.63
Effect of dilutive shares	(0.02)	(0.01)	(0.04)	(0.02)

Diluted EPS	$0.43	$0.33	$0.83	$0.61

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	—	27,500	—	18,434

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the six months ended June 30, 2017 and 2016 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$196	$198	$385	$387
Restricted stock awards	539	215	807	425

Total stock based compensation expense	$735	$413	$1,192	$812

Related tax benefits recognized in earnings	$254	$122	$397	$241

On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). On March 15, 2017, 487,200 restricted stock awards were granted under the Plan at $27.10 with a ten year vesting period and an estimated 2.64% forfeiture rate. The awards are not deemed to be participating securities.

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of June 30, 2017		As of December 31, 2016
	(unaudited)
		Weighted		Weighted
	Amount	average period	Amount	average period
Stock options	$456	1.29	$819	1.48
Restricted stock	11,522	9.41	772	0.97

Total	$11,978		$1,591

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2017 and December 31, 2016. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2017 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$22,118	$—	$22,118
Trading securities
Rabbi trust investments	2,710	—	—	2,710

Totals	$2,710	$22,118	$—	$24,828

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2016
Securities available-for-sale
Corporate debt securities	$—	$22,048	$—	$22,048
Trading securities
Rabbi trust investments	2,606	—	—	2,606

Totals	$2,606	$22,048	$—	$24,654

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

The following table (in thousands) presents certain impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at June 30, 2017 (unaudited) and December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$421

Totals	$—	$—	$421

	December 31, 2016
	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$—

Totals	$—	$—	$—

The following table presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a nonrecurring basis at June 30, 2017 (unaudited and in thousands):

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2017
Collateral-dependent impaired loans:
Specifically reserved	$421	Market approach appraisal of collateral	Management adjustment of appraisal	30%	(30%)
			Estimate selling costs	5%	(5%)

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

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	June 30, 2017
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$584

Totals	$—	$—	$584

	December 31, 2016
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

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

Loans-For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits-The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

FHLB advances-The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$52,041	$52,041	$52,041	$—	$—
Interest-bearing time deposits with other banks	235	235	—	235	—
Held-to-maturity securities	140,524	139,952	—	139,952	—
Federal Home Loan Bank stock	30,428	30,428	—	30,428	—
Loans, net	2,067,584	2,043,708	—	—	2,043,708
Accrued interest receivable	5,115	5,115	5,115	—	—
Bank-owned life insurance	36,393	36,393	—	36,393	—

Financial liabilities:
Deposits	1,610,815	1,610,771	1,196,752	414,019	—
Federal Home Loan Bank
advances	567,250	566,950	—	566,950	—
Securities sold under agreements to repurchase	3,030	3,030	—	3,030	—
Accrued interest payable	1,293	1,293	1,293	—	—
Mortgagors’ escrow accounts	4,167	4,167	—	4,167	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,876	$58,876	$58,876	$—	$—
Interest-bearing time deposits with other banks	234	233	—	233	—
Held-to-maturity securities	130,197	129,465	—	129,465	—
Federal Home Loan Bank stock	25,071	25,071	—	25,071	—
Loans, net	1,866,035	1,837,068	—	—	1,837,068
Accrued interest receivable	4,635	4,635	4,635	—	—
Bank-owned life insurance	35,842	35,842	—	35,842	—

Financial liabilities:
Deposits	1,469,422	1,469,906	1,133,821	336,085	—
Federal Home Loan Bank advances	508,850	507,773	—	507,773	—
Securities sold under agreements to repurchase	1,985	1,985	—	1,985	—
Accrued interest payable	1,023	1,023	1,023	—	—
Mortgagors’ escrow accounts	3,341	3,341	—	3,341	—

The financial instruments in the tables above are included in the consolidated balance sheets under the indicated captions except for mortgagors’ escrow accounts which are included in other liabilities.

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax expense allocated to each component of other comprehensive (loss) income:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Benefit	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$(5)	$2	$(3)	$156	$(62)	$94

Total other comprehensive (loss) income	$(5)	$2	$(3)	$156	$(62)	$94

	Six months ended June 30, 2017			Six months ended June 30, 2016
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$108	$(44)	$64	$284	$(114)	$170

Total other comprehensive income	$108	$(44)	$64	$284	$(114)	$170

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows: (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$63	$(1)
Unrecognized benefit pertaining to defined benefit plan, net of tax	104	104

Accumulated other comprehensive income	$167	$103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets increased $212.18 million to $2.37 billion at June 30, 2017 from $2.16 billion at December 31, 2016. The increase was primarily the result of a $201.55 million or 10.8% increase in net loans, a $10.40 million or 6.8% increase in investment securities and a $5.36 million or 21.4% increase in Federal Home Loan Bank stock.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.84 million or 11.6% to $52.04 million at June 30, 2017 from $58.88 million at December 31, 2016.

Investment Securities. Total investment securities increased $10.40 million to $162.64 million at June 30, 2017 from $152.25 million at December 31, 2016.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced strong growth during the six months ended June 30, 2017. Net loans increased by $201.55 million or 10.8% to $2.07 billion at June 30, 2017 from $1.87 billion at December 31, 2016. The increase in net loans was primarily due to increases of $162.27 million or 16.3% in residential one-to-four family loans and $66.98 million or 13.6% in commercial real estate loans. Partially offsetting these increases were decreases of $7.22 million or 8.1% in construction loans, $3.04 million or 4.8% in commercial loans and $17.29 million or 28.7% in indirect auto loans. The decrease in indirect auto loans was driven by the suspension of new originations due to current market conditions. Credit quality remains high with total non-performing loans to total loans of 0.08% as of June 30, 2017 as compared to 0.10% as of December 31, 2016.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2017, our investment in bank-owned life insurance was $36.39 million or an increase of $551,000 from $35.84 million at December 31, 2016. This increase was driven by $546,000 in income from bank-owned life insurance during the six months ended June 30, 2017.

Federal Home Loan Bank Stock. The Bank held an investment in Federal Home Loan Bank of Boston stock of $30.43 million as of June 30, 2017. This was an increase of $5.36 million or 21.4% from $25.07 million as of December 31, 2016. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to fund asset growth and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management.

Deposits. Deposits increased $141.39 million or 9.6% to $1.61 billion at June 30, 2017 from $1.47 billion at December 31, 2016. The increase in deposits was due to an increase of $78.46 million or 23.4% in certificates of deposit (“CDs”), an increase of $44.95 million or 5.7% in savings accounts and an increase of $22.71 million or 17.2% in interest-bearing checking accounts, partially offset by a decrease of $4.37 million or 2.1% in demand deposits. Core deposits, which we consider to include all deposits other than CDs, increased by $62.93 million or 5.6%. Deposit growth remained strong due to our competitive retail product offerings, the ongoing commitment to our targeted business segment strategy and our focus on commercial relationship expansion.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$203,711	12.65%	$208,082	14.16%

Total non-interest-bearing accounts	203,711	12.65	208,082	14.16

NOW accounts	154,592	9.60	131,885	8.98
Savings accounts	830,502	51.55	785,557	53.46
Money market deposits	7,947	0.49	8,297	0.56
Certificate of deposit accounts	414,063	25.71	335,601	22.84

Total interest-bearing deposits	1,407,104	87.35	1,261,340	85.84

Total deposits	$1,610,815	100.00%	$1,469,422	100.00%

Borrowings. At June 30, 2017, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.”

Total borrowings increased $59.45 million or 11.6% to $570.28 million at June 30, 2017, from $510.84 million at December 31, 2016. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $58.4 million to $567.25 million at June 30, 2017, from $508.85 million at December 31, 2016.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$472,250	$377,250

	472,250	377,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	95,000	131,600
Repurchase agreements	3,030	1,985

	98,030	133,585

Total borrowed funds	$570,280	$510,835

Stockholders’ Equity. Total stockholders’ equity increased $8.90 million, or 5.5%, to $169.83 million at June 30, 2017 from $160.92 million as of December 31, 2016. This increase is primarily the result of earnings of $7.68 million and a $1.08 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30,	At December 31,
	2017	2016
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,656	$1,804
Consumer loans:
Indirect auto loans	—	15

Total non-accrual loans	$1,656	$1,819

Total non-performing loans	1,656	1,819

Repossessed automobiles	46	3

Total non-performing assets (NPAs)	$1,702	$1,822

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,162	$1,442
Troubled debt restructures not included in NPAs	4,517	4,656

Total troubled debt restructures	$5,679	$6,098

Ratios:
Non-performing loans to total loans	0.08%	0.10%
Non-performing assets to total assets	0.07%	0.08%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2017 and December 31, 2016, there were no loans on non-accrual that were determined to not be impaired. At June 30, 2017 and December 31, 2016 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At June 30, 2017, we had $5.68 million of troubled debt restructurings related to nine loans as compared to $6.10 million of troubled debt restructurings related to ten loans at December 31, 2016. The decrease in the balance was driven by principal payments.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income for the three months ended June 30, 2017 was $4.01 million compared to net income of $2.95 million for the three months ended June 30, 2016. Earnings per diluted share for the three months ended June 30, 2017 was $0.43 compared to earnings per diluted share for the three months ended June 30, 2016 of $0.33. The improvement in operating results of $1.06 million or 35.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 resulted from an increase in net interest and dividend income after the provision for loan losses of $2.28 million or 20.7% and an increase in noninterest income of $290,000, partially offset by an increase in noninterest expense of $661,000 and an increase in income tax expense of $844,000.

Net Interest and Dividend Income. Net interest and dividend income increased $2.24 million or 19.1% to $13.95 million for the three months ended June 30, 2017 compared to $11.71 million for the three months ended June 30, 2016. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $14.95 million or 5.1% to $308.44 million for the three months ended June 30, 2017 from $293.49 million for the three months ended June 30, 2016, partially offset by a decrease in our net interest margin of 5 basis points to 2.44% during the three months ended June 30, 2017 from 2.49% during the three months ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $3.60 million or 23.7% to $18.76 million for the three months ended June 30, 2017 from $15.16 million for the three months ended June 30, 2016. The increase in interest and dividend income was primarily due to a $3.37 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $363.78 million to $2.03 billion for the three months ended June 30, 2017 from $1.66 billion for the three months ended June 30, 2016.

Interest Expense. Interest expense increased $1.36 million or 39.3% to $4.82 million for the three months ended June 30, 2017 from $3.46 million for the three months ended June 30, 2016. The increase resulted from a $367.45 million or 23.4% increase in the average balance of interest-bearing liabilities to $1.94 billion for the three months ended June 30, 2017 from $1.57 billion for the three months ended June 30, 2016 as well as an 11 basis point increase in the cost of interest-bearing liabilities to 1.00% during the three months ended June 30, 2017 from 0.89% during the three months ended June 30, 2016.

Interest expense on interest-bearing deposits increased by $640,000 to $2.99 million for the three months ended June 30, 2017 from $2.35 million for the three months ended June 30, 2016. This increase was primarily due to an increase in the interest expense on savings accounts and CDs of $365,000 and $284,000, respectively. The increase in interest expense on savings accounts of $365,000 from $1.08 million to $1.44 million was driven by an increase in the average balance of $125.70 million as well as an 8 basis point increase in the cost of savings accounts to 0.67% from 0.59%. The increase in interest expense on CDs of $284,000 from $1.12 million to $1.41 million was driven by an increase in the average balance of $98.05 million, partially offset by a 9 basis point decrease in the cost of CD accounts to 1.42% from 1.51%.

Interest expense on total borrowings increased $719,000 to $1.83 million for the three months ended June 30, 2017 from $1.11 million for the three months ended June 30, 2016. This increase was primarily due to an increase in the average balance of FHLB advances of $151.91 million or 39.6% to $535.88 million for the three months ended June 30, 2017 from $383.97 million for the three months ended June 30, 2016 and an increase in the average cost of FHLB advances of 21 basis points to 1.37% for the three months ended June 30, 2017 from 1.16% for the three months ended June 30, 2016. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $707,000 for the three months ended June 30, 2017, compared to $741,000 for the three months ended June 30, 2016. The allowance for loan losses was $15.09 million or 0.73% of total loans at June 30, 2017, compared to $13.59 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income increased by $290,000 to $995,000 for the three months ended June 30, 2017, from $705,000 for the three months ended June 30, 2016.

•	Customer service fees decreased $25,000 or 11.2% primarily due to declines in NSF and other fees.

•	Income from bank owned life insurance increased $57,000 or 24.1% primarily due to a purchase of $5.00 million in additional bank owned life insurance policies at the end of the second quarter of 2016.

•	Net gains on sales of loans increased $232,000 or 218.9% due to an increase in the number of units sold.

•	Other income increased by $17,000 or 37.0% primarily due to increases in the values of investments held in a Rabbi Trust. Investments held in the Rabbi Trust are used to fund the executive and director non-qualified deferred compensation plan. Corresponding deferred compensation expense is recorded within director compensation and salaries and employee benefits.

Noninterest Expense. Noninterest expense increased $661,000 or 9.5% to $7.65 million for the three months ended June 30, 2017, from $6.98 million for the three months ended June 30, 2016.

•	Salaries and employee benefits increased $444,000 or 10.2% primarily driven by stock based compensation related to grants made during the first quarter of 2017 and a slight increase in the number of employees.

•	Director compensation increased $109,000 or 44.1% primarily driven by stock based compensation related to grants made during the first quarter of 2017.

•	Deposit insurance expense increased by $129,000 or 44.9% primarily driven by asset growth and the FDIC’s new assessment methodology that was first effective for the quarter ended September 30, 2016.

•	Data processing fees decreased by $185,000 or 21.0% as we renegotiated certain contracts with service providers in late 2016.

•	Professional fees increased by $83,000 or 44.4% primarily due to the timing of certain annual audit engagements as well as increased attorney and consultant fees.

•	Marketing costs increased by $75,000, or 36.1% primarily due to an increase in digital promotion of our market leading consumer lending products as well as additional support for our business banking segment strategy.

Our efficiency ratio improved to 51.2% for the three months ended June 30, 2017 from 56.3% for the three months ended June 30, 2016 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $2.58 million for the three months ended June 30, 2017 compared to income tax expense of $1.74 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was 39.1% compared to 37.0% for the three months ended June 30, 2016. The increase in our effective tax rate was due to tax benefits received during the three months ended June 30, 2016 related to an increase in our statutory tax rate from 34% to 35%. The increase in our statutory tax rate increased our deferred tax assets with a corresponding decrease in income tax expense.

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

	For the Three Months Ended June 30,
			(unaudited)
	2017			2016
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$2,028,341	$17,508	3.46%	$1,664,562	$14,138	3.42%
Securities	162,259	855	2.11%	156,286	801	2.06%
Other	54,949	111	0.81%	42,303	39	0.37%

Total interest-earning assets (5)	2,245,549	$18,474	3.30%	1,863,151	$14,978	3.23%
Non-interest-earning assets	73,826			59,182

Total assets	$2,319,375			$1,922,333

Interest-bearing liabilities:
Savings accounts	$859,570	$1,444	0.67%	$733,870	$1,079	0.59%
Checking accounts	132,386	136	0.41%	141,292	146	0.42%
Money market accounts	8,297	1	0.05%	8,202	—	0.00%
Certificates of deposit	397,976	1,407	1.42%	299,924	1,123	1.51%

Total interest-bearing deposits	1,398,229	2,988	0.86%	1,183,288	2,348	0.80%
Federal Home Loan Bank advances	535,880	1,827	1.37%	383,967	1,108	1.16%
Securities sold under agreements to repurchase	3,001	1	0.13%	2,402	1	0.17%
Other borrowed funds	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	1,937,110	$4,816	1.00%	1,569,657	$3,457	0.89%
Non-interest-bearing liabilities	213,856			200,718

Total liabilities	2,150,966			1,770,375
Stockholders’ Equity	168,409			151,958

Total liabilities and stockholders’ equity	$2,319,375			$1,922,333

Net interest income		$13,658			$11,521

Net interest rate spread (2)			2.30%			2.34%
Net interest-earning assets (3)	$308,439			$293,494

Net interest margin (4)			2.44%			2.49%
Average interest-earning assets to interest-bearing liabilities			115.92%			118.70%

(1)	Yields and rates for the three-month periods ended June 30, 2017 and 2016 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $290,000 and $186,000 for the three months ended June 30, 2017 and 2016, respectively, are not included.

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

	Three Months Ended June 30, 2017 vs. 2016 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,174	$196	$3,370
Securities	32	22	54
Other	15	57	72

Total interest-earning assets (1)	3,221	275	3,496

Expense on interest-bearing liabilities:
Savings accounts	201	164	365
Checking accounts	(9)	(1)	(10)
Money market accounts	—	1	1
Certificates of deposit	353	(69)	284

Total interest-bearing deposits	545	95	640
Federal Home Loan Bank advances	496	223	719

Total interest-bearing liabilities	1,041	318	1,359

Change in net interest income	$2,180	$(43)	$2,137

(1)	Does not include dividends on FHLB stock of $290,000 and $186,000 for the three months ended June 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income for the six months ended June 30, 2017 was $7.68 million compared to net income of $5.49 million for the six months ended June 30, 2016. The improvement in operating results of $2.19 million or 39.8% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from an increase in net interest and dividend income after the provision for loan losses of $4.02 million and an increase in noninterest income of $258,000, partially offset by an increase in income tax expense of $1.21 million and an increase in noninterest expense of $881,000.

Net Interest and Dividend Income. Net interest and dividend income increased $4.22 million or 18.4% to $27.21 million for the six months ended June 30, 2017 compared to $22.99 million for the six months ended June 30, 2016. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $15.04 million or 5.1% to $307.80 million for the six months ended June 30, 2017, from $292.76 million for the six months ended June 30, 2016, partially offset by a decrease in our net interest margin of 6 basis points to 2.45% during the six months ended June 30, 2017 from 2.51% during the six months ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $6.67 million or 22.5% to $36.27 million for the six months ended June 30, 2017, from $29.60 million for the six months ended June 30, 2016. The increase in interest and dividend income was primarily due to a $6.35 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $369.25 million to $1.99 billion for the six months ended June 30, 2017 from $1.62 billion for the six months ended June 30, 2016 as well as a 2 basis point increase in the average yield on loans to 3.44% for the six months ended June 30, 2017 from 3.42% for the six months ended June 30, 2016.

Interest Expense. Interest expense increased $2.45 million or 37.0% to $9.06 million for the six months ended June 30, 2017 from $6.61 million for the six months ended June 30, 2016. The increase resulted from a $365.92 million or 24.0% increase in the average balance of interest-bearing liabilities to $1.89 billion for the six months ended June 30, 2017, from $1.52 billion for the six months ended June 30, 2016 as well as a 10 basis point increase in the cost of interest-bearing liabilities to 0.97% during the six months ended June 30, 2017 from 0.87% during the six months ended June 30, 2016.

Interest expense on interest-bearing deposits increased by $1.13 million to $5.60 million for the six months ended June 30, 2017 from $4.47 million for the six months ended June 30, 2016. This increase was primarily due to an increase in the interest expense on savings accounts and CDs of $679,000 and $475,000, respectively. The increase in interest expense on savings accounts of $679,000 from $2.05 million to $2.73 million was driven by an increase in the average balance of $137.92 million and a 6 basis point increase in the cost of savings accounts to 0.65% from 0.59%. The increase in interest expense on CDs of $475,000 from $2.14 million to $2.62 million was driven by an increase in the average balance of $86.90 million, partially offset by a 9 basis point decrease in the cost of CD accounts to 1.43% from 1.52%.

Interest expense on total borrowings increased $1.32 million to $3.46 million for the six months ended June 30, 2017 from $2.14 million for the six months ended June 30, 2016. This increase was primarily due to an increase in the average balance of FHLB advances of $149.70 million or 38.1% to $542.18 million for the six months ended June 30, 2017 from $392.48 million for the six months ended June 30, 2016 and an increase in the average cost of FHLB advances of 20 basis points to 1.29% for the six months ended June 30, 2017 from 1.09% for the six months ended June 30, 2016. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.54 million for the six months ended June 30, 2017 compared to $1.34 million for the six months ended June 30, 2016. The allowance for loan losses was $15.09 million or 0.73% of total loans at June 30, 2017, compared to $13.59 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income increased by $258,000 to $1.63 million for the six months ended June 30, 2017, from $1.37 million for the six months ended June 30, 2016.

•	Customer service fees decreased $68,000 or 15.1% primarily due to declines in NSF and other fees.

•	Income from bank owned life insurance increased $76,000 or 16.2% primarily due to a purchase of $5.00 million in additional bank owned life insurance policies at the end of the second quarter of 2016.

•	Net gains on sales of loans increased $180,000 or 107.8% due to an increase in the number of units sold.

•	Other income increased by $58,000 or 77.3% primarily due to increases in the values of investments held in a Rabbi Trust. Investments held in the Rabbi Trust are used to fund the executive and director non-qualified deferred compensation plan. Corresponding deferred compensation expense is recorded within director compensation and salaries and employee benefits.

Noninterest Expense. Noninterest expense increased $881,000 or 6.2% to $15.12 million for the six months ended June 30, 2017, from $14.24 million for the six months ended June 30, 2016.

•	Director compensation increased $178,000 or 37.0% primarily driven by stock based compensation related to grants made during the first quarter of 2017.

•	Deposit insurance expense increased by $251,000 or 44.3% primarily driven by asset growth and the FDIC’s new assessment methodology that was first effective for the quarter ended September 30, 2016.

•	Data processing fees decreased by $373,000 or 21.2% as we renegotiated certain contracts with service providers in late 2016.

•	Professional fees increased by $136,000 or 32.2% primarily due to the timing of certain annual audit engagements as well as increased attorney and consultant fees.

•	Marketing costs increased by $132,000, or 30.8% primarily due to an increase in digital promotion of our market leading consumer lending products as well as additional support for our business banking segment strategy.

Our efficiency ratio improved to 52.4% during the six months ended June 30, 2017 from 58.5% during the six months ended June 30, 2016 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $4.50 million for the six months ended June 30, 2017 compared to income tax expense of $3.29 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 37.0% compared to 37.4% for the six months ended June 30, 2016. The decrease in our effective tax rate was driven by tax benefits received from stock based compensation activity following the adoption of ASU 2016-09 as discussed in Note 1. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU 2016-09.

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

	For the Six Months Ended June 30,
	(unaudited)
	2017			2016
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$1,987,296	$33,895	3.44%	$1,618,045	$27,550	3.42%
Securities	157,589	1,634	2.09%	157,170	1,629	2.08%
Other	52,874	195	0.74%	41,594	84	0.41%

Total interest-earning assets (5)	2,197,759	$35,724	3.28%	1,816,809	$29,263	3.24%
Non-interest-earning assets	73,088			58,497

Total assets	$2,270,847			$1,875,306

Interest-bearing liabilities:
Savings accounts	$842,573	$2,732	0.65%	$704,657	$2,053	0.59%
Checking accounts	124,236	252	0.41%	132,782	276	0.42%
Money market accounts	8,338	—	0.00%	8,224	1	0.02%
Certificates of deposit	369,928	2,617	1.43%	283,033	2,142	1.52%

Total interest-bearing deposits	1,345,075	5,601	0.84%	1,128,696	4,472	0.80%
Federal Home Loan Bank advances	542,179	3,458	1.29%	392,484	2,135	1.09%
Securities sold under agreements to repurchase	2,708	2	0.15%	2,365	2	0.17%
Other borrowed funds	—	—	0.00%	502	5	2.00%

Total interest-bearing liabilities	1,889,962	$9,061	0.97%	1,524,047	$6,614	0.87%
Non-interest-bearing liabilities	214,802			201,029

Total liabilities	2,104,764			1,725,076
Stockholders’ Equity	166,083			150,230

	$2,270,847			$1,875,306

Net interest income		$26,663			$22,649

Net interest rate spread (2)			2.31%			2.37%
Net interest-earning assets (3)	$307,797			$292,762

Net interest margin (4)			2.45%			2.51%
Average interest-earning assets to interest-bearing liabilities			116.29%			119.21%

(1)	Yields and rates for the six-month periods ended June 30, 2017 and 2016 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $546,000 and $341,000 for the six months ended June 30, 2017 and 2016, respectively, are not included.

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

	Six Months Ended June 30,
	2017 vs. 2016 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$6,223	$122	$6,345
Securities	2	3	5
Other	27	84	111

Total interest-earning assets (1)	6,252	209	6,461

Expense on interest-bearing liabilities:
Savings accounts	428	251	679
Checking accounts	(18)	(6)	(24)
Money market accounts	—	(1)	(1)
Certificates of deposit	617	(142)	475

Total interest-bearing deposits	1,027	102	1,129
Federal Home Loan Bank advances	906	417	1,323
Securities sold under agreements to repurchase	—	—	—
Other borrowed funds	(3)	(2)	(5)

Total interest-bearing liabilities	1,930	517	2,447

Change in net interest income	$4,322	$(308)	$4,014

(1)	Does not include dividends on FHLB stock of $546,000 and $341,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its net interest income would be for a one-year period based on current interest rates. The Bank then calculates what the net interest income would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on net interest income (“NII”) for the one-year period beginning June 30, 2017 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the net interest income table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-9.6%
Ramp +200	-3.9%
Ramp - 100	-0.7%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2017, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 9.6% decrease in net interest income. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 3.9% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.7% decrease in net interest income.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 19.3% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience an 11.1% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2017 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $52.04 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2017, we had $76.47 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $282.68 million in unused lines of credit to borrowers and $29.47 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2017 totaled $171.12 million, or 10.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2017.

Our primary investing activity is originating and purchasing loans. During the six months ended June 30, 2017 and the year ended December 31, 2016, we originated and purchased $401.27 million and $770.44 million of new loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $141.39 million and $199.90 million for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the levels of brokered deposits were $231.43 million and $156.57 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2017, we had $567.25 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $308.67 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of June 30, 2017, our contractual obligations have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2017.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under the prompt corrective action regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $169.83 million at June 30, 2017 from $160.92 million at December 31, 2016. This increase is primarily the result of earnings of $7.68 million and a $1.08 increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$184,786	11.51%	$128,404	8.00%	$148,467	9.25%	$168,530	10.50%	N/A	N/A
Belmont Savings Bank	180,108	11.22%	128,399	8.00%	148,461	9.25%	168,524	10.50%	$160,499	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$169,657	10.57%	$96,303	6.00%	$116,366	7.25%	$136,429	8.50%	N/A	N/A
Belmont Savings Bank	164,979	10.28%	96,299	6.00%	116,361	7.25%	136,424	8.50%	128,399	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$169,657	10.57%	$72,227	4.50%	$92,290	5.75%	$112,353	7.00%	N/A	N/A
Belmont Savings Bank	164,979	10.28%	72,224	4.50%	92,287	5.75%	112,349	7.00%	104,324	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$169,657	7.32%	$92,766	4.00%	$92,766	4.00%	$92,766	4.00%	N/A	N/A
Belmont Savings Bank	164,979	7.11%	92,768	4.00%	92,768	4.00%	92,768	4.00%	115,960	5.00%

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$174,465	11.72%	$119,116	8.00%	$128,422	8.625%	$156,340	10.50%	N/A	N/A
Belmont Savings Bank	169,499	11.38%	119,114	8.00%	128,420	8.625%	156,337	10.50%	$148,893	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$89,337	6.00%	$98,643	6.625%	$126,561	8.50%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	89,336	6.00%	98,641	6.625%	126,559	8.50%	119,114	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$67,003	4.50%	$76,309	5.125%	$104,227	7.00%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	67,002	4.50%	76,308	5.125%	104,225	7.00%	96,780	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$160,817	7.63%	$84,253	4.00%	$84,253	4.00%	$84,253	4.00%	N/A	N/A
Belmont Savings Bank	155,851	7.40%	84,251	4.00%	84,251	4.00%	84,251	4.00%	105,314	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the six months ended June 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	—	—	500,000
June 1 - June 30	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 4, 2017	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)