Form 10-Q
period 2017-09-30
BSB Bancorp, Inc.
filed 2017-11-03
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Registrant had 9,714,775 shares of common stock, par value $0.01 per share, outstanding as of October 27, 2017.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$1,788	$2,211
Interest-bearing deposits in other banks	74,658	56,665

Cash and cash equivalents	76,446	58,876
Interest-bearing time deposits with other banks	2,440	234
Investments in available-for-sale securities	22,108	22,048
Investments in held-to-maturity securities (fair value of $138,701 as of September 30, 2017 (unaudited) and $129,465 as of December 31, 2016)	139,291	130,197
Loans held for sale	642	—
Loans, net of allowance for loan losses of $15,620 as of September 30, 2017 (unaudited) and $13,585 as of December 31, 2016	2,172,099	1,866,035
Federal Home Loan Bank stock, at cost	28,317	25,071
Premises and equipment, net	2,314	2,355
Accrued interest receivable	5,711	4,635
Deferred tax asset, net	8,803	8,321
Income taxes receivable	13	423
Bank-owned life insurance	36,681	35,842
Other assets	4,833	4,667

Total assets	$2,499,698	$2,158,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$201,357	$208,082
Interest-bearing	1,513,406	1,261,340

Total deposits	1,714,763	1,469,422
Federal Home Loan Bank advances	587,250	508,850
Securities sold under agreements to repurchase	1,861	1,985
Accrued interest payable	1,434	1,023
Deferred compensation liability	7,694	7,043
Other liabilities	11,135	9,460

Total liabilities	2,324,137	1,997,783

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,714,775 and 9,110,077 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	97	91
Additional paid-in capital	94,186	92,013
Retained earnings	84,776	72,498
Accumulated other comprehensive income	172	103
Unearned compensation - ESOP	(3,670)	(3,784)

Total stockholders’ equity	175,561	160,921

Total liabilities and stockholders’ equity	$2,499,698	$2,158,704

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$18,432	$14,696	$52,328	$42,247
Interest on taxable debt securities	836	784	2,469	2,413
Dividends	320	193	866	534
Other interest income	170	53	365	136

Total interest and dividend income	19,758	15,726	56,028	45,330

Interest expense:
Interest on deposits	3,391	2,427	8,992	6,899
Interest on Federal Home Loan Bank advances	2,187	1,271	5,645	3,407
Interest on securities sold under agreements to repurchase	1	1	3	3
Interest on other borrowed funds	—	—	—	5

Total interest expense	5,579	3,699	14,640	10,314

Net interest and dividend income	14,179	12,027	41,388	35,016
Provision for loan losses	535	443	2,070	1,783

Net interest and dividend income after provision for loan losses	13,644	11,584	39,318	33,233

Noninterest income:
Customer service fees	205	242	586	691
Income from bank-owned life insurance	287	293	834	762
Net gain on sales of loans	267	25	613	191
Loan servicing fee income	71	49	288	253
Other income	55	71	188	150

Total noninterest income	885	680	2,509	2,047

Noninterest expense:
Salaries and employee benefits	5,257	4,445	14,732	13,404
Director compensation	361	305	1,020	786
Occupancy expense	242	250	741	742
Equipment expense	100	112	327	326
Deposit insurance	432	322	1,250	889
Data processing	674	679	2,062	2,440
Professional fees	220	259	779	681
Marketing	178	220	739	648
Other expense	465	474	1,399	1,389

Total noninterest expense	7,929	7,066	23,049	21,305

Income before income tax expense	6,600	5,198	18,778	13,975
Income tax expense	2,001	2,018	6,500	5,304

Net income	$4,599	$3,180	$12,278	$8,671

Earnings per share
Basic	$0.52	$0.36	$1.39	$1.00
Diluted	$0.50	$0.35	$1.33	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$4,599	$3,180	$12,278	$8,671
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	5	67	69	237

Total other comprehensive income	5	67	69	237

Total comprehensive income	$4,604	$3,247	$12,347	$8,908

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	8,671	—	—	8,671
Other comprehensive income	—	—	—	—	237	—	237
ESOP shares committed to be released	—	—	146	—	—	114	260
Stock based compensation-restricted stock awards	—	—	648	—	—	—	648
Stock based compensation-stock options	—	—	591	—	—	—	591
Tax benefit from stock based compensation	—	—	58	—	—	—	58
Proceeds from exercises of stock options, net of cash paid	15,377	—	147	—	—	—	147

Balance at September 30, 2016	9,102,016	$91	$91,238	$69,188	$121	$(3,823)	$156,815

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	12,278	—	—	12,278
Other comprehensive income	—	—	—	—	69	—	69
ESOP shares committed to be released	—	—	213	—	—	114	327
Stock based compensation-restricted stock awards	—	—	1,363	—	—	—	1,363
Stock based compensation-stock options	—	—	586	—	—	—	586
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid	117,498	1	16	—	—	—	17

Balance at September 30, 2017	9,714,775	$97	$94,186	$84,776	$172	$(3,670)	$175,561

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,278	$8,671
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	629	595
Gain on sales of loans, net	(613)	(191)
Loans originated for sale	(4,112)	(7,357)
Proceeds from sales of loans	51,698	7,892
Provision for loan losses	2,070	1,783
Change in net unamortized mortgage premiums	(1,662)	(1,755)
Change in net deferred loan costs	204	849
ESOP expense	327	260
Stock based compensation expense	1,949	1,239
Excess tax benefit from stock based compensation	—	(58)
Depreciation and amortization expense	451	465
Impairment of fixed assets	18	—
Deferred income tax benefit	(530)	(1,327)
Increase in bank-owned life insurance	(834)	(762)
Net change in:
Accrued interest receivable	(1,076)	(481)
Other assets	(166)	716
Income taxes receivable	410	(897)
Income taxes payable	—	(126)
Accrued interest payable	411	20
Deferred compensation liability	651	668
Other liabilities	472	(1,926)

Net cash provided by operating activities	62,575	8,278

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	134	131
Purchases of interest-bearing time deposits with other banks	(2,340)	(134)
Proceeds from maturities, payments, and calls of held-to-maturity securities	20,720	18,323
Purchases of held-to-maturity securities	(30,386)	(16,228)
Redemption of Federal Home Loan Bank stock	3,767	1,240
Purchases of Federal Home Loan Bank stock	(7,013)	(7,406)
Recoveries of loans previously charged off	21	30
Loan originations and principal collections, net	(64,727)	25,258
Purchases of loans	(289,585)	(278,589)
Capital expenditures	(428)	(257)
Premiums paid on bank-owned life insurance	(5)	(5,005)

Net cash used in investing activities	(369,842)	(262,637)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking and savings accounts	130,404	91,328
Net increase in time deposits	114,937	65,248
Net proceeds from long-term Federal Home Loan Bank borrowings	110,000	166,250
Principal payments on long-term Federal Home Loan Bank borrowings	(55,000)	—
Net change in short-term Federal Home Loan Bank advances	23,400	(71,000)
Net (decrease) increase in securities sold under agreement to repurchase	(124)	77
Net increase in mortgagors’ escrow accounts	1,203	760
Net proceeds from exercise of stock options	465	147
Payment of income taxes for shares withheld in stock based award activity	(448)	—
Excess tax benefit from stock based compensation	—	58

Net cash provided by financing activities	324,837	252,868

Net increase (decrease) in cash and cash equivalents	17,570	(1,491)
Cash and cash equivalents at beginning of period	58,876	51,261

Cash and cash equivalents at end of period	$76,446	$49,770

Supplemental disclosures:
Interest paid	$14,229	$10,294
Income taxes paid	6,620	7,654
Derecognition of loans and related recourse obligation in other borrowings	—	1,020
Transfer of loans held for investment to loans held for sale	47,441	—

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries, Belmont Savings Bank (the “Bank”) and BSB Funding Corporation and the Bank’s wholly owned subsidiary, BSB Investment Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year to interim and annual reporting periods beginning after December 15, 2017. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our initial evaluation of the impact of ASU 2014-09 on components of our non-interest income and have not identified any significant changes to our methodology of recognizing revenue. In the fourth quarter of 2017, we will complete this evaluation and finalize the disclosures to be included in our 2018 financial statements. We will adopt the standard in the first quarter of 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017. As a result, we recognized excess tax benefits from stock-based compensation of $272,000 and $1.05 million during the three and nine months ended September 30, 2017, respectively, within income tax expense on the consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in net income within operating activities in the statement of cash flows instead of being separately stated in financing activities for the nine months ended September 30, 2017 (adopted prospectively). Amendments related to the presentation of employee taxes paid within financing activities in the statement of cash flows have been adopted retrospectively and prior period reclassifications will be made. Following the adoption of the new standard, the Company has elected to continue to estimate forfeitures. The adoption did not impact the existing classification of the awards.

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

In July 2017, the FASB issued ASU 2017-11, “ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2017				December 31, 2016
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$21,994	$163	$(49)	$22,108	$22,051	$147	$(150)	$22,048

	$21,994	$163	$(49)	$22,108	$22,051	$147	$(150)	$22,048

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$121,597	$271	$(1,259)	$120,609	$112,543	$306	$(1,289)	$111,560
Corporate debt securities	17,694	398	—	18,092	17,654	251	—	17,905

	$139,291	$669	$(1,259)	$138,701	$130,197	$557	$(1,289)	$129,465

The amortized cost basis and estimated fair value of debt securities by contractual maturity at September 30, 2017 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
	(unaudited)		(unaudited)
Due within one year	$12,758	$12,809	$7,007	$7,040
Due after one year through five years	4,236	4,187	5,299	5,340
Due after five years through ten years	5,000	5,112	41,803	41,856
Due after ten years	—	—	85,182	84,465

	$21,994	$22,108	$139,291	$138,701

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited), there were no sales of available-for-sale securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		12 Months or Longer
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
September 30, 2017 (unaudited):
Available-for-sale
Corporate debt securities	1	$—	$—	$4,187	$(49)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	70	83,834	(825)	24,161	(434)

Total temporarily impaired securities	71	$83,834	$(825)	$28,348	$(483)

December 31, 2016:
Available-for-sale
Corporate debt securities	1	$4,130	$(150)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	57	77,474	(1,097)	6,518	(192)

Total temporarily impaired securities	58	$81,604	$(1,247)	$6,518	$(192)

The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments—Debt and Equity Securities.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2017 (unaudited), 71 debt securities were in an unrealized loss position. When there are securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s September 30, 2017 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to 71 debt securities with aggregate depreciation of 1.15% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

At December 31, 2016, 58 debt securities had unrealized losses with aggregate depreciation of 1.61% from the Company’s amortized cost basis. The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at September 30, 2017 (unaudited) and December 31, 2016 was $2.8 million and $2.6 million, respectively. For the three and nine month periods ending September 30, 2017 (unaudited), the net gain on these investments still held at the reporting date was $33,000 and $116,000, respectively. For the three and nine month periods ending September 30, 2016 (unaudited), the net gain on these investments still held at the reporting date was $37,000 and $51,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2017 or during fiscal year 2016.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2017 (unaudited) and December 31, 2016, the Company had unallocated reserves of $595,000 and $517,000, respectively.

Loans consisted of the following (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$1,237,283	56.85%	$997,336	53.34%
Commercial real estate loans (1)	604,876	27.80	491,838	26.31
Home equity lines of credit	169,085	7.77	167,465	8.96
Construction loans	64,307	2.95	89,003	4.76

Total mortgage loans	2,075,551	95.37	1,745,642	93.37

Commercial loans	64,379	2.96	63,404	3.39
Consumer loans:
Indirect auto loans	36,003	1.65	60,240	3.22
Other consumer loans	433	0.02	439	0.02

	100,815	4.63	124,083	6.63

Total loans	2,176,366	100.00%	1,869,725	100.00%

Net deferred loan costs	3,418		3,622
Net unamortized mortgage premiums	7,935		6,273
Allowance for loan losses	(15,620)		(13,585)

Total loans, net	$2,172,099		$1,866,035

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2017 and 2016 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2017 (unaudited) and December 31, 2016. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Three Months Ended September 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$5,664	$292	$—	$—	$5,956
Commercial real estate	5,612	586	—	—	6,198
Construction	1,153	(240)	—	—	913
Commercial	718	54	—	—	772
Home equity lines of credit	1,024	(128)	—	—	896
Indirect auto	339	(57)	(4)	3	281
Other consumer	7	5	(4)	1	9
Unallocated	572	23	—	—	595

Total	$15,089	$535	$(8)	$4	$15,620

	Three Months Ended September 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,155	$439	$—	$—	$4,594
Commercial real estate	4,810	(171)	—	—	4,639
Construction	864	187	—	—	1,051
Commercial	698	12	—	—	710
Home equity lines of credit	1,038	3	—	—	1,041
Indirect auto	492	(43)	(31)	15	433
Other consumer	10	—	(3)	2	9
Unallocated	476	16	—	—	492

Total	$12,543	$443	$(34)	$17	$12,969

	Nine Months Ended September 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$1,128	$—	$—	$5,956
Commercial real estate	4,885	1,313	—	—	6,198
Construction	1,219	(306)	—	—	913
Commercial	728	44	—	—	772
Home equity lines of credit	1,037	(141)	—	—	896
Indirect auto	362	(56)	(44)	19	281
Other consumer	9	10	(12)	2	9
Unallocated	517	78	—	—	595

Total	$13,585	$2,070	$(56)	$21	$15,620

	Nine Months Ended September 30, 2016
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$3,574	$1,020	$—	$—	$4,594
Commercial real estate	4,478	161	—	—	4,639
Construction	801	250	—	—	1,051
Commercial	613	97	—	—	710
Home equity lines of credit	928	113	—	—	1,041
Indirect auto	623	(143)	(73)	26	433
Other consumer	10	6	(11)	4	9
Unallocated	213	279	—	—	492

Total	$11,240	$1,783	$(84)	$30	$12,969

	September 30, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,951	$154	$1,234,332	$5,802	$1,237,283	$5,956
Commercial real estate	3,095	—	601,781	6,198	604,876	6,198
Construction	—	—	64,307	913	64,307	913
Commercial	—	—	64,379	772	64,379	772
Home equity lines of credit	—	—	169,085	896	169,085	896
Indirect auto	—	—	36,003	281	36,003	281
Other consumer	—	—	433	9	433	9
Unallocated	—	—	—	595	—	595

Total	$6,046	$154	$2,170,320	$15,466	$2,176,366	$15,620

	December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,896	$154	$994,440	$4,674	$997,336	$4,828
Commercial real estate	3,364	—	488,474	4,885	491,838	4,885
Construction	—	—	89,003	1,219	89,003	1,219
Commercial	—	—	63,404	728	63,404	728
Home equity lines of credit	200	—	167,265	1,037	167,465	1,037
Indirect auto	15	—	60,225	362	60,240	362
Other consumer	—	—	439	9	439	9
Unallocated	—	—	—	517	—	517

Total	$6,475	$154	$1,863,250	$13,431	$1,869,725	$13,585

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2017 (unaudited and in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$729	$729	$154

Totals	$729	$729	$154

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$2,222	$2,341	$—
Commercial real estate	3,095	3,095	—

Totals	$5,317	$5,436	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2016 (in thousands):

	Impaired loans with a related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$740	$740	$154

Totals	$740	$740	$154

	Impaired loans with no related allowance for credit losses
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$2,156	$2,278	$—
Commercial real estate	3,364	3,364	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$5,735	$5,857	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$730	$8	$1,295	$8
Commercial real estate	—	—	2,962	30

Totals	$730	$8	$4,257	$38

	Three months ended September 30, 2017		Three months ended September 30, 2016
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,911	$7	$2,952	$19
Commercial real estate	3,125	35	517	6
Home equity lines of credit	—	—	200	2
Indirect auto	4	—	8	—
Consumer	1	—	—	—

Totals	$5,041	$42	$3,677	$27

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$954	$24	$1,370	$25
Commercial real estate	—	—	3,509	115

Totals	$954	$24	$4,879	$140

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,939	$16	$3,115	$58
Commercial real estate	3,215	107	569	19
Home equity lines of credit	142	13	200	6
Indirect auto	7	—	15	—

Totals	$5,303	$136	$3,899	$83

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2017 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$1,080	$—	$497	$1,577	$—	$1,626
Home equity lines of credit	621	—	—	621	—	—
Other loans:
Indirect auto	205	22	—	227	—	—

Total	$1,906	$22	$497	$2,425	$—	$1,626

	December 31, 2016
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$497	$497	$—	$1,804
Home equity lines of credit	57	486	—	543	—	—
Other loans:
Indirect auto	460	106	15	581	—	15

Total	$517	$592	$512	$1,621	$—	$1,819

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

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial, commercial real estate, and construction loans. On an annual basis, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity lines of credit if they have become delinquent. Criteria used to determine the rating consists of loan-to-value and days delinquent.

The following tables present the Company’s loans by risk rating at September 30, 2017 (unaudited and in thousands) and December 31, 2016 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$346	$2,319	$1,234,618	$1,237,283
Commercial real estate	600,840	—	4,036	—	604,876
Construction	64,307	—	—	—	64,307
Commercial	64,330	49	—	—	64,379
Home equity lines of credit	—	—	792	168,293	169,085
Indirect auto	—	—	—	36,003	36,003
Other consumer	—	—	—	433	433

Total	$729,477	$395	$7,147	$1,439,347	$2,176,366

	December 31, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$351	$2,509	$994,476	$997,336
Commercial real estate	471,491	16,032	4,315	—	491,838
Construction	89,003	—	—	—	89,003
Commercial	63,404	—	—	—	63,404
Home equity lines of credit	—	—	799	166,666	167,465
Indirect auto	—	—	—	60,240	60,240
Consumer	—	—	—	439	439

Total	$623,898	$16,383	$7,623	$1,221,821	$1,869,725

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. During the three months ended September 30, 2017, there were no loans modified and determined to be TDRs. During the nine months ended September 30, 2017 (unaudited), one existing TDR was modified again to extend the maturity. During the three and nine months ended September 30, 2016, there were no loans modified and determined to be TDRs. At September 30, 2017 (unaudited), the Company had $5.6 million of troubled debt restructurings related to nine loans.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
TDRs on Accrual Status	$4,419	$4,656
TDRs on Nonaccrual Status	1,152	1,442

Total TDRs	$5,571	$6,098

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$154	$154
Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the TDR modifications which occurred during the nine months ended September 30, 2017 and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Nine months ended
	September 30, 2017
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment
Real estate loans:
Commercial real estate loans	1	$273	$273

Total	1	$273	$273

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the nine months ended September 30, 2017 (in thousands):

Nine months ended
September 30, 2017
(unaudited)
Extended maturity	$273

Total	$273

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. There were no loans that have been modified during the past twelve months which have subsequently defaulted during the three and nine months ended September 30, 2017 or the three months ended September 30, 2016.

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the nine months ended September 30, 2016 (unaudited and in thousands except for number of contracts):

	For the nine months ended September 30, 2016
	Number of Contracts	Recorded Investment
Real estate loans:
Residential one-to-four family	1	$497

Total	1	$497

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $497,000 as of September 30, 2017 (unaudited) and $497,000 as of December 31, 2016. We did not have any foreclosed residential real estate property as of September 30, 2017 (unaudited) and as of December 31, 2016.

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

At September 30, 2017 (unaudited) and December 31, 2016, residential loans previously sold and serviced by the Company were $102.0 million and $59.8 million, respectively. At September 30, 2017 (unaudited) and December 31, 2016, indirect auto loans previously sold and serviced by the Company were $14.0 million and $28.2 million, respectively.

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Balance at beginning of period	$584	$457	$403	$479
Capitalization	193	4	378	50
Amortization	(37)	(27)	(88)	(72)
Valuation allowance adjustment	(6)	(48)	41	(71)

Balance at end of period	$734	$386	$734	$386

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2017 (unaudited) and December 31, 2016 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government sponsored entities. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2017 (unaudited) and December 31, 2016 was $1.9 million and $2.0 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At September 30, 2017 (unaudited) and December 31, 2016, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2017 (unaudited) and December 31, 2016 relating to this plan was $1.8 million and $1.5 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2017 (unaudited) and December 31, 2016 relating to these plans was $2.5 million and $2.3 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2017 (unaudited) and December 31, 2016 relating to this plan was $689,000 and $661,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of Belmont Savings Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $845,000 and $561,000 for the three months ended September 30, 2017 and 2016 (unaudited), respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2017 and 2016 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September 30, 2017 and 2016 (unaudited) totaled $248,000 and $223,000, respectively, and $700,000 and $653,000 for the nine months ended September 30, 2017 and 2016 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by Belmont Savings Bank. In April 2013, Belmont Savings Bank created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of September 30, 2017 (unaudited) and December 31, 2016, the recorded liability relating to the Rabbi Trust was $2.8 million and $2.6 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate on the first business day of each calendar year (3.75% for 2017, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $110,000 and $89,000 for the three months ended September 30, 2017 and 2016 (unaudited), respectively, and $327,000 and $260,000 for the nine months ended September 30, 2017 and 2016 (unaudited), respectively.

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

September 30, 2017 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$3,945	$—	$3,945
FHLB borrowings	30,339	1,323,324	1,353,663
Federal Reserve Bank line of credit	15,770	—	15,770

Total pledged assets	$50,054	$1,323,324	$1,373,378

December 31, 2016	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$4,721	$—	$4,721
FHLB borrowings	37,561	1,132,476	1,170,037
Federal Reserve Bank line of credit	15,739	—	15,739

Total pledged assets	$58,021	$1,132,476	$1,190,497

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$4,599	$3,180	$12,278	$8,671
Undistributed earnings attributable to participating securities	(38)	(53)	(102)	(144)

Net income allocated to common stockholders	$4,561	$3,127	$12,176	$8,527

Weighted average shares outstanding, basic	8,846,786	8,571,225	8,808,340	8,560,589
Effect of dilutive shares	425,656	284,340	418,492	268,826

Weighted average shares outstanding, assuming dilution	9,272,442	8,855,565	9,226,832	8,829,415

Basic EPS	$0.52	$0.36	$1.39	$1.00
Effect of dilutive shares	(0.02)	(0.01)	(0.06)	(0.03)

Diluted EPS	$0.50	$0.35	$1.33	$0.97

The following table illustrates average options to purchase shares of common stock that were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	—	27,500	—	21,478

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the nine months ended September 30, 2017 and 2016 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$201	$204	$586	$591
Restricted stock awards	555	223	1,363	648

Total stock based compensation expense	$756	$427	$1,949	$1,239

Related tax benefits recognized in earnings	$262	$126	$659	$367

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

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	(unaudited)
		Weighted		Weighted
	Amount	average period	Amount	average period
Stock options	$266	1.54	$819	1.48
Restricted stock	11,055	9.32	772	0.97

Total	$11,321		$1,591

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2017 and December 31, 2016. There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Investment Securities Available for Sale: The Company’s investment in corporate debt securities is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
At September 30, 2017 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$22,108	$—	$22,108
Trading securities
Rabbi trust investments	2,753	—	—	2,753

Totals	$2,753	$22,108	$—	$24,861

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2016
Securities available-for-sale
Corporate debt securities	$—	$22,048	$—	$22,048
Trading securities
Rabbi trust investments	2,606	—	—	2,606

Totals	$2,606	$22,048	$—	$24,654

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

There were no impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at September 30, 2017 (unaudited) and December 31, 2016.

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

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	September 30, 2017
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$734

Totals	$—	$—	$734

	December 31, 2016
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

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

Securities held to maturity- The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

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

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$76,446	$76,446	$76,446	$—	$—
Interest-bearing time deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	139,291	138,701	—	138,701	—
Federal Home Loan Bank stock	28,317	28,317	—	28,317	—
Loans, net	2,172,099	2,152,777	—	—	2,152,777
Accrued interest receivable	5,711	5,711	5,711	—	—
Bank-owned life insurance	36,681	36,681	—	36,681	—

Financial liabilities:
Deposits	1,714,763	1,714,474	1,264,225	450,249	—
Federal Home Loan Bank advances	587,250	586,699	—	586,699	—
Securities sold under agreements to repurchase	1,861	1,861	—	1,861	—
Accrued interest payable	1,434	1,434	1,434	—	—
Mortgagors’ escrow accounts	4,545	4,545	—	4,545	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,876	$58,876	$58,876	$—	$—
Interest-bearing time deposits with other banks	234	233	—	233	—
Held-to-maturity securities	130,197	129,465	—	129,465	—
Federal Home Loan Bank stock	25,071	25,071	—	25,071	—
Loans, net	1,866,035	1,837,068	—	—	1,837,068
Accrued interest receivable	4,635	4,635	4,635	—	—
Bank-owned life insurance	35,842	35,842	—	35,842	—

Financial liabilities:
Deposits	1,469,422	1,469,906	1,133,821	336,085	—
Federal Home Loan Bank advances	508,850	507,773	—	507,773	—
Securities sold under agreements to repurchase	1,985	1,985	—	1,985	—
Accrued interest payable	1,023	1,023	1,023	—	—
Mortgagors’ escrow accounts	3,341	3,341	—	3,341	—

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

NOTE 12 – OTHER COMPREHENSIVE INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive income for the dates indicated, including the amount of income tax expense allocated to each component of other comprehensive income:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$9	$(4)	$5	$113	$(46)	$67

Total other comprehensive income	$9	$(4)	$5	$113	$(46)	$67

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Expense	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$117	$(48)	$69	$397	$(160)	$237

Total other comprehensive income	$117	$(48)	$69	$397	$(160)	$237

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows: (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$68	$(1)
Unrecognized benefit pertaining to defined benefit plan, net of tax	104	104

Accumulated other comprehensive income	$172	$103

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

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2016 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2016 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amounts derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets increased $341.00 million to $2.50 billion at September 30, 2017 from $2.16 billion at December 31, 2016. The increase was primarily the result of a $306.06 million or 16.4% increase in net loans, a $17.57 million or 29.8% increase in cash and cash equivalents and a $9.09 million or 7.0% increase in investments in held-to-maturity securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $17.57 million or 29.8% to $76.45 million at September 30, 2017 from $58.88 million at December 31, 2016.

Investment Securities. Total investment securities increased $9.15 million to $161.40 million at September 30, 2017 from $152.25 million at December 31, 2016.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced strong growth during the nine months ended September 30, 2017. Net loans increased by $306.06 million or 16.4% to $2.17 billion at September 30, 2017 from $1.87 billion at December 31, 2016. The increase in net loans was primarily due to increases of $239.95 million or 24.1% in residential one-to-four family loans and $113.04 million or 23.0% in commercial real estate loans. Partially offsetting these increases were decreases of $24.70 million or 27.7% in construction loans and $24.24 million or 40.2% in indirect auto loans. The decrease in construction loans was driven by the completion of certain construction projects and conversion into permanent credit facilities. The decrease in indirect auto loans was driven by the suspension of new originations due to current market conditions. Credit quality remains high with total non-performing loans to total loans of 0.07% as of September 30, 2017 as compared to 0.10% as of December 31, 2016.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2017, our investment in bank-owned life insurance was $36.68 million or an increase of $839,000 from $35.84 million at December 31, 2016. This increase was driven by $834,000 in income from bank-owned life insurance during the nine months ended September 30, 2017.

Federal Home Loan Bank Stock. The Company held an investment in Federal Home Loan Bank of Boston stock of $28.32 million as of September 30, 2017. This was an increase of $3.25 million or 12.9% from $25.07 million as of December 31, 2016. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to fund asset growth and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management.

Deposits. Deposits increased $245.34 million or 16.7% to $1.71 billion at September 30, 2017 from $1.47 billion at December 31, 2016. The increase in deposits was due to an increase of $114.94 million or 34.2% in certificates of deposit (“CDs”), an increase of $104.34 million or 13.3% in savings accounts and an increase of $32.46 million or 24.6% in interest-bearing checking accounts, partially offset by a decrease of $6.73 million or 3.2% in demand deposits. Core deposits, which we consider to include all deposits other than CDs, increased by $130.40 million or 11.5%. Consistent execution providing competitive retail deposit products, targeted business banking offerings and commercial relationship expansion continues to create new and existing customer deposit growth.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$201,357	11.74%	$208,082	14.16%

Total non-interest-bearing accounts	201,357	11.74	208,082	14.16

Interest-bearing checking accounts	164,345	9.58	131,885	8.98
Savings accounts	889,894	51.90	785,557	53.46
Money market deposits	8,629	0.50	8,297	0.56
Certificate of deposit accounts	450,538	26.28	335,601	22.84

Total interest-bearing deposits	1,513,406	88.26	1,261,340	85.84

Total deposits	$1,714,763	100.00%	$1,469,422	100.00%

Borrowings. At September 30, 2017, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.”

Total borrowings increased $78.28 million or 15.32% to $589.11 million at September 30, 2017, from $510.84 million at December 31, 2016. Advances from the Federal Home Loan Bank of Boston drove this increase as such advances increased $78.40 million to $587.25 million at September 30, 2017, from $508.85 million at December 31, 2016.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$432,250	$377,250

	432,250	377,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	155,000	131,600
Repurchase agreements	1,861	1,985

	156,861	133,585

Total borrowed funds	$589,111	$510,835

Stockholders’ Equity. Total stockholders’ equity increased $14.64 million or 9.1%, to $175.56 million at September 30, 2017 from $160.92 million as of December 31, 2016. This increase is primarily the result of earnings of $12.28 million and a $2.17 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30,	At December 31,
	2017	2016
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,626	$1,804
Consumer loans:
Indirect auto loans	—	15

Total non-accrual loans	$1,626	$1,819

Total non-performing loans	1,626	1,819

Repossessed automobiles	18	3

Total non-performing assets (NPAs)	$1,644	$1,822

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$1,152	$1,442
Troubled debt restructures not included in NPAs	4,419	4,656

Total troubled debt restructures	$5,571	$6,098

Ratios:
Non-performing loans to total loans	0.07%	0.10%
Non-performing assets to total assets	0.07%	0.08%

It is the general policy of the Bank to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2017 and December 31, 2016, there were no loans on non-accrual that were determined to not be impaired. At September 30, 2017 and December 31, 2016 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At September 30, 2017, we had $5.57 million of troubled debt restructurings related to nine loans as compared to $6.10 million of troubled debt restructurings related to ten loans at December 31, 2016. The decrease in the balance was driven by principal payments.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $4.60 million compared to net income of $3.18 million for the three months ended September 30, 2016. Earnings per diluted share for the three months ended September 30, 2017 were $0.50 compared to earnings per diluted share for the three months ended September 30, 2016 of $0.35. The improvement in operating results of $1.42 million or 44.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 resulted from an increase in net interest and dividend income after the provision for loan losses of $2.06 million or 17.8%, an increase in noninterest income of $205,000 or 30.1% and a decrease in income tax expense of $17,000 or 0.8%, partially offset by an increase in noninterest expense of $863,000 or 12.2%.

Net Interest and Dividend Income. Net interest and dividend income increased $2.15 million or 17.9% to $14.18 million for the three months ended September 30, 2017 compared to $12.03 million for the three months ended September 30, 2016. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $29.97 million or 10.4% to $319.44 million for the three months ended September 30, 2017 from $289.47 million for the three months ended September 30, 2016, partially offset by a decrease in our net interest margin of 7 basis points to 2.36% during the three months ended September 30, 2017 from 2.43% during the three months ended September 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $4.03 million or 25.6% to $19.76 million for the three months ended September 30, 2017 from $15.73 million for the three months ended September 30, 2016. The increase in interest and dividend income was primarily due to a $3.74 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $376.61 million to $2.11 billion for the three months ended September 30, 2017 from $1.73 billion for the three months ended September 30, 2016.

Interest Expense. Interest expense increased $1.88 million or 50.8% to $5.58 million for the three months ended September 30, 2017 from $3.70 million for the three months ended September 30, 2016. The increase resulted from a $364.14 million or 22.1% increase in the average balance of interest-bearing liabilities to $2.01 billion for the three months ended September 30, 2017 from $1.65 billion for the three months ended September 30, 2016 as well as a 21 basis point increase in the cost of interest-bearing liabilities to 1.10% during the three months ended September 30, 2017 from 0.89% during the three months ended September 30, 2016.

Interest expense on interest-bearing deposits increased by $964,000 to $3.39 million for the three months ended September 30, 2017 from $2.43 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $482,000 and $461,000, respectively. The increase in interest expense on CDs of $482,000 from $1.16 million to $1.64 million was driven by an increase in the average balance of $113.43 million as well as a 6 basis point increase in the cost of CD accounts to 1.52% from 1.46%. The increase in interest expense on savings accounts of $461,000 from $1.13 million to $1.59 million was driven by an increase in the average balance of $111.19 million as well as a 13 basis point increase in the cost of savings accounts to 0.74% from 0.61%. Recent increases in short term interest rates have increased the cost of our deposits.

Interest expense on total borrowings increased $916,000 to $2.19 million for the three months ended September 30, 2017 from $1.27 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the average balance of FHLB advances of $137.35 million or 31.0% to $580.30 million for the three months ended September 30, 2017 from $442.96 million for the three months ended September 30, 2016 and an increase in the average cost of FHLB advances of 36 basis points to 1.50% for the three months ended September 30, 2017 from 1.14% for the three months ended September 30, 2016. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $535,000 for the three months ended September 30, 2017, compared to $443,000 for the three months ended September 30, 2016. The allowance for loan losses was $15.62 million or 0.72% of total loans at September 30, 2017, compared to $13.59 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income increased by $205,000 to $885,000 for the three months ended September 30, 2017, from $680,000 for the three months ended September 30, 2016.

•	Customer service fees decreased $37,000 or 15.3% primarily due to declines in NSF and other fees.

•	Net gains on sales of loans increased $242,000 or 968.0% due to an increase in the number of loans sold.

•	Loan servicing fee income increased $22,000 or 44.9% due to both an increase in the balance of loans that the Company services for others as well as an improvement in the value of the Company’s mortgage servicing rights asset.

•	Other income decreased by $16,000 or 22.5% primarily due to a decrease in other loan related fee income.

Noninterest Expense. Noninterest expense increased $863,000 or 12.2% to $7.93 million for the three months ended September 30, 2017, from $7.07 million for the three months ended September 30, 2016.

•	Salaries and employee benefits increased $812,000 or 18.3% primarily driven by cash-based incentive compensation, stock-based compensation related to grants made during the first quarter of 2017 and a slight increase in the number of employees.

•	Director compensation increased $56,000 or 18.4% primarily driven by stock-based compensation related to grants made during the first quarter of 2017.

•	Deposit insurance expense increased by $110,000 or 34.2% primarily driven by asset growth.

•	Professional fees decreased by $39,000 or 15.1% primarily due to a decrease in consultant fees.

•	Marketing costs decreased by $42,000, or 19.1% primarily due to a higher proportion of our marketing budget being utilized in the first half of 2017 as part of the digital promotion of our market leading consumer lending products as well as additional support for our business banking segment strategy.

Our efficiency ratio improved to 52.6% for the three months ended September 30, 2017 from 55.6% for the three months ended September 30, 2016 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $2.00 million for the three months ended September 30, 2017 compared to income tax expense of $2.02 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was 30.3% compared to 38.8% for the three months ended September 30, 2016. The decrease in our effective tax rate was driven by tax benefits received from stock based compensation activity following the adoption of ASU 2016-09 as discussed in Note 1. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU 2016-09.

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

	For the Three Months Ended September 30,
	(unaudited)
	2017			2016
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$2,111,327	$18,432	3.46%	$1,734,721	$14,696	3.37%
Securities	162,022	836	2.05%	157,046	784	1.99%
Other	61,036	170	1.11%	48,502	53	0.43%

Total interest-earning assets (5)	2,334,385	$19,438	3.30%	1,940,269	$15,533	3.18%
Non-interest-earning assets	73,723			66,781

Total assets	$2,408,108			$2,007,050

Interest-bearing liabilities:
Savings accounts	$856,098	$1,594	0.74%	$744,905	$1,133	0.61%
Checking accounts	138,829	155	0.44%	136,669	135	0.39%
Money market accounts	8,040	1	0.05%	8,494	—	0.00%
Certificates of deposit	429,001	1,641	1.52%	315,571	1,159	1.46%

Total interest-bearing deposits	1,431,968	3,391	0.94%	1,205,639	2,427	0.80%
Federal Home Loan Bank advances	580,304	2,187	1.50%	442,957	1,271	1.14%
Securities sold under agreements to repurchase	2,671	1	0.15%	2,203	1	0.18%
Other borrowed funds	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	2,014,943	$5,579	1.10%	1,650,799	$3,699	0.89%
Non-interest-bearing liabilities	219,572			200,504

Total liabilities	2,234,515			1,851,303
Stockholders’ Equity	173,593			155,747

Total liabilities and stockholders’ equity	$2,408,108			$2,007,050

Net interest income		$13,859			$11,834

Net interest rate spread (2)			2.20%			2.29%
Net interest-earning assets (3)	$319,442			$289,470

Net interest margin (4)			2.36%			2.43%
Average interest-earning assets to interest-bearing liabilities			115.85%			117.54%

(1)	Yields and rates for the three-month periods ended September 30, 2017 and 2016 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $320,000 and $193,000 for the three months ended September 30, 2017 and 2016, respectively, are not included.

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

	Three Months Ended September 30, 2017 vs. 2016 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,313	$423	$3,736
Securities	26	26	52
Other	17	100	117

Total interest-earning assets (1)	3,356	549	3,905

Expense on interest-bearing liabilities:
Savings accounts	186	275	461
Checking accounts	2	18	20
Money market accounts	—	1	1
Certificates of deposit	435	47	482

Total interest-bearing deposits	623	341	964
Federal Home Loan Bank advances	458	458	916

Total interest-bearing liabilities	1,081	799	1,880

Change in net interest income	$2,275	$(250)	$2,025

(1)	Does not include dividends on FHLB stock of $320,000 and $193,000 for the three months ended September 30, 2017 and 2016, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $12.28 million compared to net income of $8.67 million for the nine months ended September 30, 2016. The improvement in operating results of $3.61 million or 41.6% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted from an increase in net interest and dividend income after the provision for loan losses of $6.09 million or 18.3% and an increase in noninterest income of $462,000 or 22.6%, partially offset by an increase in noninterest expense of $1.74 million or 8.2% and an increase in income tax expense of $1.20 million or 22.5%.

Net Interest and Dividend Income. Net interest and dividend income increased $6.37 million or 18.2% to $41.39 million for the nine months ended September 30, 2017 compared to $35.02 million for the nine months ended September 30, 2016. The increase in net interest and dividend income was primarily due to an increase in average net interest-earning assets of $20.07 million or 6.9% to $311.72 million for the nine months ended September 30, 2017, from $291.66 million for the nine months ended September 30, 2016, partially offset by a decrease in our net interest margin of 7 basis points to 2.41% during the nine months ended September 30, 2017 from 2.48% during the nine months ended September 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $10.70 million or 23.6% to $56.03 million for the nine months ended September 30, 2017, from $45.33 million for the nine months ended September 30, 2016. The increase in interest and dividend income was primarily due to a $10.08 million increase in interest and fees on loans. The increase in interest and fees on loans resulted primarily from an increase in the average balance of loans of $371.87 million to $2.03 billion for the nine months ended September 30, 2017 from $1.66 billion for the nine months ended September 30, 2016 as well as a 4 basis point increase in the average yield on loans to 3.45% for the nine months ended September 30, 2017 from 3.41% for the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $4.33 million or 41.9% to $14.64 million for the nine months ended September 30, 2017 from $10.31 million for the nine months ended September 30, 2016. The increase resulted from a $365.47 million or 23.3% increase in the average balance of interest-bearing liabilities to $1.93 billion for the nine months ended September 30, 2017, from $1.57 billion for the nine months ended September 30, 2016 as well as a 13 basis point increase in the cost of interest-bearing liabilities to 1.01% during the nine months ended September 30, 2017 from 0.88% during the nine months ended September 30, 2016.

Interest expense on interest-bearing deposits increased by $2.09 million to $8.99 million for the nine months ended September 30, 2017 from $6.90 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the interest expense on savings accounts and CDs of $1.14 million and $958,000, respectively. The increase in interest expense on savings accounts of $1.14 million from $3.19 million to $4.33 million was driven by an increase in the average balance of $128.96 million and a 9 basis point increase in the cost of savings accounts to 0.68% from 0.59%. The increase in interest expense on CDs of $958,000 from $3.30 million to $4.26 million was driven by an increase in the average balance of $95.88 million, partially offset by a 4 basis point decrease in the cost of CD accounts to 1.46% from 1.50%.

Interest expense on total borrowings increased $2.23 million to $5.65 million for the nine months ended September 30, 2017 from $3.42 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the average balance of FHLB advances of $145.60 million or 35.6% to $555.03 million for the nine months ended September 30, 2017 from $409.43 million for the nine months ended September 30, 2016 and an increase in the average cost of FHLB advances of 25 basis points to 1.36% for the nine months ended September 30, 2017 from 1.11% for the nine months ended September 30, 2016. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $2.07 million for the nine months ended September 30, 2017 compared to $1.78 million for the nine months ended September 30, 2016. The allowance for loan losses was $15.62 million or 0.72% of total loans at September 30, 2017, compared to $13.59 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income increased by $462,000 or 22.6% to $2.51 million for the nine months ended September 30, 2017, from $2.05 million for the nine months ended September 30, 2016.

•	Customer service fees decreased by $105,000 or 15.2% primarily due to declines in NSF and other fees.

•	Income from bank-owned life insurance increased by $72,000 or 9.4% primarily due to a purchase of $5.00 million in additional bank-owned life insurance policies at the end of the second quarter of 2016.

•	Net gains on sales of loans increased by $422,000 or 220.9% due to an increase in the number of loans sold.

•	Loan servicing fee income increased by $35,000 or 13.8% due to an improvement in the value of our mortgage servicing rights asset.

•	Other income increased by $38,000 or 25.3% primarily due to increases in the values of investments held in a Rabbi Trust. Investments held in the Rabbi Trust are used to fund the executive and director non-qualified deferred compensation plan. Corresponding deferred compensation expense is recorded within director compensation and salaries and employee benefits.

Noninterest Expense. Noninterest expense increased $1.74 million or 8.2% to $23.05 million for the nine months ended September 30, 2017, from $21.31 million for the nine months ended September 30, 2016.

•	Salaries and employee benefits increased $1.33 million or 9.9% driven by stock-based compensation related to grants made during the first quarter of 2017, cash-based incentive compensation and a slight increase in the number of employees.

•	Director compensation increased $234,000 or 29.8% primarily driven by stock-based compensation related to grants made during the first quarter of 2017.

•	Deposit insurance expense increased by $361,000 or 40.6% primarily driven by asset growth and the FDIC’s new assessment methodology that was first effective for the quarter ended September 30, 2016.

•	Data processing fees decreased by $378,000 or 15.5% as we renegotiated certain contracts with service providers in late 2016.

•	Professional fees increased by $98,000 or 14.4% primarily due to the timing of certain annual audit engagements as well as increased attorney and consultant fees.

•	Marketing costs increased by $91,000, or 14.0% primarily due to an increase in digital promotion of our market leading consumer lending products as well as additional support for our business banking segment strategy.

Our efficiency ratio improved to 52.5% for the nine months ended September 30, 2017 from 57.5% for the nine months ended September 30, 2016 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $6.50 million for the nine months ended September 30, 2017 compared to income tax expense of $5.30 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 34.6% compared to 38.0% for the nine months ended September 30, 2016. The decrease in our effective tax rate was driven by tax benefits received from stock based compensation activity following the adoption of ASU 2016-09 as discussed in Note 1. The Company anticipates the potential for increased periodic volatility in future effective tax rates based on the continued application of ASU 2016-09.

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

	For the Nine Months Ended September 30,
	(unaudited)
	2017			2016
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$2,029,094	$52,328	3.45%	$1,657,220	$42,247	3.41%
Securities	159,083	2,469	2.08%	157,128	2,413	2.05%
Other	55,624	365	0.88%	43,914	136	0.41%

Total interest-earning assets (5)	2,243,801	$55,162	3.29%	1,858,262	$44,796	3.22%
Non-interest-earning assets	73,302			61,279

Total assets	$2,317,103			$1,919,541

Interest-bearing liabilities:
Savings accounts	$847,131	$4,326	0.68%	$718,171	$3,187	0.59%
Checking accounts	129,154	407	0.42%	134,087	411	0.41%
Money market accounts	8,238	1	0.02%	8,314	1	0.02%
Certificates of deposit	389,835	4,258	1.46%	293,958	3,300	1.50%

Total interest-bearing deposits	1,374,358	8,992	0.87%	1,154,530	6,899	0.80%
Federal Home Loan Bank advances	555,027	5,645	1.36%	409,431	3,407	1.11%
Securities sold under agreements to repurchase	2,695	3	0.15%	2,311	3	0.17%
Other borrowed funds	—	—	0.00%	334	5	2.00%

Total interest-bearing liabilities	1,932,080	$14,640	1.01%	1,566,606	$10,314	0.88%
Non-interest-bearing liabilities	216,410			200,853

Total liabilities	2,148,490			1,767,459
Stockholders’ Equity	168,613			152,082

Total liabilities and stockholders’ equity	$2,317,103			$1,919,541

Net interest income		$40,522			$34,482

Net interest rate spread (2)			2.28%			2.34%
Net interest-earning assets (3)	$311,721			$291,656

Net interest margin (4)			2.41%			2.48%
Average interest-earning assets to interest-bearing liabilities			116.13%			118.62%

(1)	Yields and rates for the nine-month periods ended September 30, 2017 and 2016 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $866,000 and $534,000 for the nine months ended September 30, 2017 and 2016, respectively, are not included.

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

	Nine Months Ended September 30, 2017 vs. 2016 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$9,547	$534	$10,081
Securities	29	27	56
Other	44	185	229

Total interest-earning assets (1)	9,620	746	10,366

Expense on interest-bearing liabilities:
Savings accounts	617	522	1,139
Checking accounts	(16)	12	(4)
Money market accounts	1	(1)	—
Certificates of deposit	1,046	(88)	958

Total interest-bearing deposits	1,648	445	2,093
Federal Home Loan Bank advances	1,375	863	2,238
Securities sold under agreements to repurchase	1	(1)	—
Other borrowed funds	(3)	(2)	(5)

Total interest-bearing liabilities	3,021	1,305	4,326

Change in net interest income	$6,599	$(559)	$6,040

(1)	Does not include dividends on FHLB stock of $866,000 and $534,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income (“NII”) is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank estimates what its NII would be for a one-year period based on current interest rates. The Bank then calculates what the NII would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on NII for the one-year period beginning September 30, 2017 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its net interest income. Although the NII table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its NII and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-12.5%
Ramp +200	-4.3%
Ramp - 100	-1.4%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2017, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 12.5% decrease in NII. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 4.3% decrease in NII. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 1.4% decrease in NII.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 21.1% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.7% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2017 to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $76.45 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2017, we had $113.47 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $291.39 million in unused lines of credit to borrowers and $16.42 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2017 totaled $184.91 million, or 10.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2017.

Our primary investing activity is originating and purchasing loans. During the nine months ended September 30, 2017 and the year ended December 31, 2016, we originated and purchased $567.51 million and $770.44 million of new loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $245.34 million and $199.90 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the levels of brokered deposits were $238.38 million and $156.57 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2017, we had $587.25 million of Federal Home Loan Bank advances. Based on available collateral at that date, we had the ability to borrow up to an additional $344.65 million from the Federal Home Loan Bank of Boston.

We are obligated to make future payments according to various contracts. As of September 30, 2017, our contractual obligations have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2017.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under the prompt corrective action regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $175.56 million at September 30, 2017 from $160.92 million at December 31, 2016. This increase is primarily the result of earnings of $12.28 million and a $2.17 million increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
					(Dollars in thousands)
As of September 30, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$191,047	11.53%	$132,556	8.00%	$153,268	9.25%	$173,980	10.50%	N/A	N/A
Belmont Savings Bank	186,109	11.23%	132,553	8.00%	153,264	9.25%	173,976	10.50%	$165,691	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$175,389	10.59%	$99,417	6.00%	$120,129	7.25%	$140,841	8.50%	N/A	N/A
Belmont Savings Bank	170,451	10.29%	99,415	6.00%	120,126	7.25%	140,837	8.50%	$132,553	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$175,389	10.59%	$74,563	4.50%	$95,275	5.75%	$115,987	7.00%	N/A	N/A
Belmont Savings Bank	170,451	10.29%	74,561	4.50%	95,272	5.75%	115,984	7.00%	$107,699	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$175,389	7.28%	$96,319	4.00%	$96,319	4.00%	$96,319	4.00%	N/A	N/A
Belmont Savings Bank	170,451	7.08%	96,316	4.00%	96,316	4.00%	96,316	4.00%	$120,395	5.00%

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
					(Dollars in thousands)
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$174,465	11.72%	$119,116	8.00%	$128,422	8.625%	$156,340	10.50%	N/A	N/A
Belmont Savings Bank	169,499	11.38%	119,114	8.00%	128,420	8.625%	156,337	10.50%	$148,893	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$89,337	6.00%	$98,643	6.625%	$126,561	8.50%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	89,336	6.00%	98,641	6.625%	126,559	8.50%	$119,114	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$67,003	4.50%	$76,309	5.125%	$104,227	7.00%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	67,002	4.50%	76,308	5.125%	104,225	7.00%	$96,780	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$160,817	7.63%	$84,253	4.00%	$84,253	4.00%	$84,253	4.00%	N/A	N/A
Belmont Savings Bank	155,851	7.40%	84,251	4.00%	84,251	4.00%	84,251	4.00%	$105,314	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the nine months ended September 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	500,000
August 1 - August 31	—	—	—	500,000
September 1 - September 30	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 3, 2017	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2017	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)