Form 10-K
period 2017-12-31
BSB Bancorp, Inc.
filed 2018-03-16
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2017 was approximately $229,885,274.

The number of shares outstanding of the registrant’s common stock as of March 9, 2018 was 9,749,842.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2017, we had consolidated assets of $2.68 billion, consolidated deposits of $1.75 billion and consolidated equity of $178.03 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

Belmont Savings is a Massachusetts-chartered savings bank headquartered in Belmont, Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public, small businesses, nonprofit organizations and municipalities and investing those deposits, together with funds generated from operations and borrowings, in one-to-four family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit, indirect automobile loans (automobile loans assigned to us by automobile dealerships), commercial business loans, construction loans and investment securities. To a much lesser extent, the Bank also makes other consumer loans and second mortgage loans. We offer a variety of deposit accounts, including relationship checking accounts for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, Interest on Lawyer Trust Accounts (“IOLTA”), commercial, municipal and regular checking accounts and Individual Retirement Accounts (“IRAs”). The Bank offers a wide range of commercial and retail banking services which include a full suite of cash management services, lockbox, online and mobile banking and global payments.

Throughout its history, Belmont Savings has remained focused on providing a broad range of quality services within its market area as a community bank. In 2009, Belmont Savings reorganized into the mutual holding company structure. Further, following a comprehensive strategic review of the Bank’s management and operations, the board of directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan was intended to take advantage of the sound Eastern Massachusetts economy, which was not as negatively affected by the recession that began in 2008 as other regions of the United States. The Bank’s current strategic plan contemplates continued growth in assets and liabilities over the next several years with the intent of building upon Belmont Savings’ leading market share in Belmont and growing share in the communities we serve, striving to be the “Bank of Choice” for deposit driven small businesses, nonprofit organizations and municipalities in its market area. Additionally, we are striving to be the lender of choice for one-to-four family residential real estate loans and the trusted lending partner for commercial real estate investors, developers and managers within our market area.

Available Information

BSB Bancorp is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission, or “SEC”. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information regarding our filings with the SEC by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

BSB Bancorp’s executive offices are located at 2 Leonard Street, Belmont, Massachusetts 02478. Our telephone number at this address is (617) 484-6700, and our website address is www.belmontsavings.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We conduct our operations from our six full service branch offices located in Belmont, Watertown, Waltham, Newton and Cambridge in Southeast Middlesex County, Massachusetts. Our primary lending market includes Middlesex, Norfolk and Suffolk Counties, Massachusetts. Due to its proximity to Boston, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant financial service companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Our lending area is primarily an urban market area with a substantial number of one-to-four unit properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings and retail space. As a result, compared to many thrift institutions, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of July 1, 2016, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology, education and medical care. According to the United States Department of Labor, in December 2017, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 2.8% compared to the national unemployment rate of 3.9%.

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

Our deposit sources are primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities, nonprofit organizations and other customers from our lending areas. As of June 30, 2017 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of eleven bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 49.4% market share. As of that same date, we ranked fourth of seven bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 5.3% market share, eighth of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 2.8% market share, thirteenth of fifteen bank and thrift institutions with offices in the city of Newton, Massachusetts, with a 1.0% market share, and thirteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.8% market share.

Lending Activities

Our primary lending activity is comprised of one-to-four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $0, $0, $1.2 million, $0, and $0 at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$1,333,058	57.93%	$997,336	53.34%	$709,426	46.15%
Commercial real estate (1)	642,072	27.90	491,838	26.31	449,391	29.24
Home equity lines of credit	178,624	7.76	167,465	8.96	160,040	10.41
Construction	53,045	2.31	89,003	4.76	60,722	3.95

Total mortgage loans	2,206,799	95.90	1,745,642	93.37	1,379,579	89.75

Commercial loans	63,722	2.77	63,404	3.39	53,192	3.46

Consumer loans:
Indirect auto	30,227	1.31	60,240	3.22	103,965	6.76
Other consumer (2)	435	0.02	439	0.02	453	0.03

	94,384	4.10	124,083	6.63	157,610	10.25

Total loans	2,301,183	100.00%	1,869,725	100.00%	1,537,189	100.00%

Net deferred loan costs	3,426		3,622		4,663
Net unamortized mortgage premiums	8,661		6,273		4,345
Allowance for loan losses	(16,312)		(13,585)		(11,240)

Total loans, net	$2,296,958		$1,866,035		$1,534,957

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$450,572	38.16%	$287,652	34.17%
Commercial real estate (1)	395,178	33.47	320,807	38.10
Home equity lines of credit	131,628	11.15	92,461	10.98
Construction	31,389	2.66	9,965	1.18

Total mortgage loans	1,008,767	85.44	710,885	84.43

Commercial loans	39,161	3.32	30,691	3.65

Consumer loans:
Indirect auto	131,961	11.17	99,798	11.85
Other consumer (2)	774	0.07	558	0.07

	171,896	14.56	131,047	15.57

Total loans	1,180,663	100.00%	841,932	100.00%

Net deferred loan costs	5,068		3,535
Net unamortized mortgage premiums	2,549		1,504
Allowance for loan losses	(8,881)		(7,958)

Total loans, net	$1,179,399		$839,013

(1)	Includes multi-family real estate loans.
(2)	Other consumer loans consist primarily of passbook loans, overdraft protection, overdraft privilege and consumer unsecured loans.

Loan Portfolio Maturities and Coupons. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2017. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential				Home
	One to Four Family		Commercial Real Estate (1)		Equity Lines of Credit		Construction
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2018	$436	4.93%	$3,439	4.31%	$6	4.25%	$13,605	4.81%
2019	37	4.35%	11,177	4.29%	8	4.25%	13,826	4.31%
2020 to 2022	387	3.60%	83,276	4.38%	69	4.55%	—	0.00%
2023 to 2027	37,921	3.34%	414,148	4.18%	2,578	4.15%	9,064	4.01%
2028 to 2032	49,895	3.35%	10,814	4.38%	2,113	4.53%	—	0.00%
2033 and beyond	1,244,382	3.52%	119,218	4.19%	173,850	3.25%	16,550	4.32%

Total	$1,333,058	3.51%	$642,072	4.21%	$178,624	3.28%	$53,045	4.39%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2018	$13,443	4.34%	$2,035	2.64%	$413	2.66%	$33,377	4.41%
2019	18,700	4.04%	7,937	2.90%	—	0.00%	51,685	3.99%
2020 to 2022	26,946	4.08%	20,255	3.31%	22	11.85%	130,955	4.15%
2023 to 2027	4,328	4.66%	—	0.00%	—	0.00%	468,039	4.11%
2028 to 2032	305	4.50%	—	0.00%	—	0.00%	63,127	3.57%
2033 and beyond	—	0.00%	—	0.00%	—	0.00%	1,554,000	3.55%

Total	$63,722	4.16%	$30,227	3.16%	$435	3.13%	$2,301,183	3.72%

(1)	Includes multi-family real estate loans.

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$659,451	$673,171	$1,332,622
Commercial real estate loans (1)	320,898	317,735	638,633
Equity lines of credit	—	178,618	178,618
Construction loans	1,812	37,628	39,440

Total mortgage loans	982,161	1,207,152	2,189,313
Commercial loans	7,905	42,374	50,279
Consumer loans:
Indirect auto loans	28,192	—	28,192
Other consumer loans	22	—	22

Total loans	$1,018,280	$1,249,526	$2,267,806

(1)	Includes multi-family real estate loans.

One-to-Four Family Residential Mortgage Loans.

At December 31, 2017, $1.33 billion, or 57.9%, of our total loan portfolio, consisted of one-to-four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one-to-four family residential mortgage loans. At December 31, 2017, of the $1.33 billion of one-to-four family residential mortgage loans in our portfolio, $59.6 million, or 4.5%, were comprised of non-owner occupied properties.

Our one-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate and purchase both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally between $424,100 and $636,150 (increased to between $453,100 and $679,650 in 2018) for one-unit properties. We also originate and purchase loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans, and in adherence to Belmont Savings Bank’s Credit Policy. Jumbo loans are common in our market area. During the year ended December 31, 2017, we originated $74.5 million and purchased $392.6 million of jumbo loans.

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

Occasionally, we sell into the secondary market both fixed and adjustable rate one-to-four family residential mortgage loans. We base the amount of loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. We sell loans both servicing released and servicing retained. For the year ended December 31, 2017, we sold $69.4 million of one-to-four family residential mortgage loans and recognized gains of $936,000 on the sales. For the year ended December 31, 2017, we received servicing fees of $216,000 on one-to-four family residential mortgage loans that were previously sold. At December 31, 2017, the principal balance of loans serviced for others totaled $114.5 million.

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

Commercial Real Estate and Multi-family Real Estate Loans.

At December 31, 2017, $642.1 million, or 27.9%, of our loan portfolio consisted of commercial real estate loans and multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2017, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers.

Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2017, loans secured by commercial real estate and multi-family real estate had an average loan balance of $2.8 million. Also included within our commercial real estate portfolio are certain industrial revenue bonds. The Bank owns certain bonds issued by state agencies that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. At December 31, 2017, the balance of industrial development bonds was $13.7 million. These loans were secured by office property containing 60,250 feet of rentable area and fourteen one-to-four family residential properties.

We offer commercial real estate and multi-family real estate loans at fixed and adjustable rates. Our commercial real estate and multi-family real estate loans with adjustable rates generally have terms of ten years with fixed rates for the first five years and adjustable rates thereafter based on changes in a designated market index. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

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

Commercial real estate and multi-family real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one-to-four family residential mortgage loans we hold as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one-to-four family residential properties. All commercial real estate loans, regardless of size, are approved by Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2017, our largest commercial real estate loan had an outstanding balance of $18.2 million, was secured by two office buildings and one industrial building totaling 337,852 square feet, and was performing in accordance with its original terms. At December 31, 2017, our largest multi-family real estate loan had a balance of $25.0 million, was secured by a 6 story, 80 unit residential building and was performing in accordance with its original terms.

Home Equity Lines of Credit. At December 31, 2017, $178.6 million, or 7.8%, of our loan portfolio consisted of home equity lines of credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one to four family investment properties. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans. In addition, the borrower’s financial condition is monitored on an ongoing basis through required periodic credit score reviews. If the borrower has shown signs of credit deterioration, home equity lines of credit may be frozen. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is only deductible if the proceeds are used to buy, build or substantially improve the taxpayer’s home that secures the loan or line of credit. This change could adversely impact the level of originations and outstanding volumes of home equity lines of credit in the future.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2017, our largest home equity line of credit was a $2.3 million line of credit and did not have an outstanding balance. At December 31, 2017 this line of credit was performing in accordance with its original terms.

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by real estate as well as business assets, such as business equipment and inventory or accounts receivable, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2017, we had $63.7 million of commercial business loans and lines of credit outstanding, representing 2.8% of our total loan portfolio. At December 31, 2017, the average outstanding loan balance of our commercial loans and lines of credit was $980,000.

When making commercial business loans, we consider the financial condition of the borrower, the payment history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Generally our loans are guaranteed by the principals of the borrower.

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

At December 31, 2017, our largest commercial loan outstanding was a $14.6 million loan secured by five separate Class A suburban office properties with a combined total of 487,254 square feet of rentable space, on a combined 47 acres of property. At December 31, 2017, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one-to-four family residential properties, multi-family properties and commercial properties. The majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one-to-four family residential properties are “on speculation,” meaning there is no buyer committed to purchase the completed residence. At December 31, 2017, $53.0 million, or 2.3%, of our total loan portfolio, consisted of construction loans, $5.4 million of which were secured by one-to-four family residential real estate projects on speculation, $26.9 million of which were secured by multi-family residential real estate projects, and $20.8 million of which were secured by land and commercial real estate.

Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 24 months. At the end of the construction phase, depending upon the initial purpose, the loan either converts to a permanent mortgage loan or the project is sold and the loan is paid off.

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

At December 31, 2017, our largest speculative construction loan had a principal balance of $14.7 million and was secured by a 2.24 acre former grocery store site improved by two new six-story buildings including 210 residential apartment units, 1,951 square feet of ground floor retail space and 168 on-site parking spaces. At December 31, 2017, this loan was performing in accordance with its original terms.

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

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms. During the year ended December 31, 2017, our portfolio of indirect auto loans decreased from $60.2 million to $30.2 million, a decrease of 49.8% as we decided to suspend new originations due to market conditions during the second quarter of 2015.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2017, our portfolio of consumer loans other than indirect automobile loans totaled $435,000, or 0.02%, of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Residential one-to-four family loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Fannie Mae, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one-to-four family residential mortgage loan originations are generated by our loan officers or referred by branch managers and employees located in our banking offices.

In recent years, in an effort to manage interest rate risk in what has been a relatively low interest rate environment, as well as generate non-interest income, we have sold a portion of fixed-rate one-to-four family residential mortgage loans that we have originated or purchased.

Some of these loans were sold with the servicing rights released. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis.

For the year ended December 31, 2017, we recognized $160,000 in net servicing income on residential mortgage loans that we sold and retained the servicing rights. At December 31, 2017, the principal balance of residential mortgage loans serviced for others totaled $114.5 million. For the year ended December 31, 2017, we recognized $238,000 in net servicing income on indirect auto loans that we sold and retained the servicing rights. At December 31, 2017, the principal balance of indirect auto loans serviced for others totaled $10.5 million.

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

From time to time, we will participate in loans with other banks. Whether we are the lead lender or not, we follow our customary loan underwriting and approval policies. At December 31, 2017, we held $25.0 million of commercial real estate loans in our portfolio that were participation loans from other lenders and we are the lead bank on $239.7 million of commercial real estate and commercial construction loans of which $66.6 million has been participated out to other lenders.

We also purchase whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2017, we purchased one-to-four family residential mortgage loans of $438.9 million, of whole loans, with both fixed and adjustable rates, from other banks and mortgage companies.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by senior management and approved by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications.

Our policies and loan approval limits are approved by our Board of Directors. Aggregate commercial lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Individual commercial loans and commercial relationships of $1.0 million or greater require the approval of the Executive Committee of the Board of Directors (“Executive Committee”). All commercial real estate and commercial loans, regardless of size, are approved by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s Tier 1 capital, or $34.6 million, at December 31, 2017, which is the Bank’s legal lending limit. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s legal lending limit.

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

We require appraisals based on a comparison with current market sales for all real property securing one-to-four family residential mortgage loans, multi-family loans and commercial real estate loans, unless the Executive Committee approves an alternative means of valuation.

All appraisers are independent, state-licensed or state-certified appraisers and are approved by the Board of Directors annually.

Non-Performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. Thereafter, we will send an additional letter when a loan is 60 days or more past due, and we will attempt to contact the borrower by telephone. By the 90th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, the loan will be placed on non-accrual. We refer loans to legal counsel to commence foreclosure proceedings according to Massachusetts law. In addition, a property appraisal is made to determine the current condition and market value of the property. The account will be monitored on a regular basis thereafter. In attempting to resolve a default on a residential mortgage loan, Belmont Savings Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure the default.

When auto finance loans become 10 to 15 days past due, a late fee is charged according to applicable guidelines. When the loan is 11 days past due, the customer will receive a phone call from our servicer requesting a payment. Letters are generated at 20 and 25 days past due. A letter stating our intent to repossess the automobile goes to the customer 21 days prior to repossession, which is triggered at 45 days past due. Vehicles are assigned for repossession at 65 to 70 days past due. Once an automobile has been repossessed, the customer has 21 days for right of redemption until the vehicle is sold. Auto loans are placed on non-accrual status at 90 days past due and charged off at 120 days past due.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit. All commercial business loans that are 30 days past due are immediately referred to a senior lending officer. Because of the nature of the collateral securing consumer loans, we may commence collection procedures faster for consumer loans than for residential mortgage loans or home equity lines of credit.

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full and in a timely manner is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. In general, the loan may be returned to accrual status if both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. All non-performing loans and problem assets are reviewed by the Executive Committee on a regular basis.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,372	$1,804	$1,192	$2,662	$3,860
Commercial real estate	—	—	2,424	—	38
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	96	200
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	15	15	12	16
Other consumer loans	—	—	—	—	1

Total non-accrual loans	$1,376	$1,819	$3,631	$2,770	$4,115

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$1,376	$1,819	$3,631	$2,770	$4,115

Other real estate owned	$—	$—	$—	$—	$—

Total repossessed vehicles	$—	$3	$8	$48	$—

Total non-performing assets (NPAs)	$1,376	$1,822	$3,639	$2,818	$4,115

Troubled debt restructures included in NPAs	$645	$1,442	$781	$1,551	$1,900
Troubled debt restructures not included in NPAs	4,194	4,656	7,007	7,675	7,366

Total troubled debt restructures	$4,839	$6,098	$7,788	$9,226	$9,266

Ratios:
Non-performing loans to total loans	0.06%	0.10%	0.24%	0.23%	0.49%
Non-performing assets to total assets	0.05%	0.08%	0.20%	0.20%	0.39%

For the years ended December 31, 2017 and 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $56,000 and $76,000, respectively. Interest income recognized on such loans for the years ended December 31, 2017 and 2016, was $19,000 and $0, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2017, $645,000 in non-performing loans were paid current.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2017 and 2016, we had $4.8 million and $6.1 million, respectively, of troubled debt restructurings. At December 31, 2017, $2.0 million was related to five residential one-to-four family loans and $2.9 million was related to two commercial real estate loans. At December 31, 2016, $2.5 million was related to six residential one to four family loans, $200,000 was related to one home equity line of credit and $3.4 million was related to three commercial real estate loans. For the years ended December 31, 2017 and 2016, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $98,000 and $119,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2017 and 2016 was $194,000 and $201,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2017
Mortgage loans:
Residential one to four family	—	$—	1	$260	1	$260
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	1	260	1	260
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	30	1	4	5	34
Other consumer loans	—	—	—	—	—	—

Total loans	4	$30	2	$264	6	$294

At December 31, 2016
Mortgage loans:
Residential one to four family	—	$—	1	$497	1	$497
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	1	486	—	—	1	486

	1	486	1	497	2	983
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	7	106	1	15	8	121
Other consumer loans	—	—	—	—	—	—

Total loans	8	$592	2	$512	10	$1,104

At December 31, 2015
Mortgage loans:
Residential one to four family	2	$81	1	$411	3	$492
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	2	81	1	411	3	492
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	47	1	15	5	62
Other consumer loans	—	—	—	—	—	—

Total loans	6	$128	2	$426	8	$554

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2014
Mortgage loans:
Residential one to four family	1	$230	3	$2,432	4	$2,662
Commercial real estate loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	96	1	96

	1	230	4	2,528	5	2,758
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	45	1	12	5	57
Other consumer loans	—	—	—	—	—	—

Total loans	5	$275	5	$2,540	10	$2,815

At December 31, 2013
Mortgage loans:
Residential one to four family	—	$—	1	$1,911	1	$1,911
Commercial real estate loans	—	—	1	38	1	38
Construction loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—

	—	—	2	1,949	2	1,949
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	1	16	1	16
Other consumer loans	—	—	1	1	1	1

Total loans	—	$—	4	$1,966	4	$1,966

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the estimated fair value at the date of foreclosure less the estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2017 and 2016 we did not have any property classified as other real estate owned.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Classified loans:
Substandard	$6,650	$7,623	$9,786	$12,960	$15,053
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	6,650	7,623	9,786	12,960	15,053
Special mention	384	16,383	19,781	1,136	7,657

Total criticized loans	$7,034	$24,006	$29,567	$14,096	$22,710

At December 31, 2017, we had $6.7 million of substandard assets, of which $3.8 million were commercial real estate loans, $2.1 million were one-to-four family residential mortgage loans, and $772,000 was a home equity line of credit. At December 31, 2017, special mention assets consisted of $344,000 of one-to-four family residential mortgage loans and $40,000 of commerial lines of credit. Other than disclosed in the above tables, there are no other loans at December 31, 2017 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Potential Problem Loans. Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2017, we had no potential problem loans that are not discussed above under “Classification of Assets.”

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan losses methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The allowance for loan losses consists primarily of two components:

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan losses methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan losses methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Balance at the beginning of the period	$13,585	$11,240	$8,881	$7,958	$6,440

Charge-offs:
Residential one-to-four family	—	—	(64)	(375)	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	(4)	—
Home equity	—	—	—	(199)	(20)
Indirect auto	(45)	(85)	(139)	(51)	(62)
Other consumer	(14)	(16)	(16)	(29)	(53)

Total charge-offs	(59)	(101)	(219)	(658)	(135)

Recoveries:
Residential one-to-four family	—	—	—	—	68
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	24	—	—
Home equity	—	—	199	—	—
Indirect auto	22	56	32	15	69
Other consumer	2	5	6	14	18

Total recoveries	24	61	261	29	155
Net (charge-offs) recoveries	(35)	(40)	42	(629)	20

Provision for loan losses	2,762	2,385	2,317	1,552	1,498

Balance at the end of the period	$16,312	$13,585	$11,240	$8,881	$7,958

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.00%	0.00%	0.00%	(0.06)%	0.00%
Allowance for loan losses to non-performing loans at end of period	1185.47%	746.84%	309.56%	320.59%	193.39%
Allowance for loan losses to total loans at end of period	0.71%	0.73%	0.73%	0.75%	0.95%

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

	At December 31,
	2017		2016		2015
	(Dollars in thousands)
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Mortgage loans:
Residential one-to-four family	$6,400	57.93%	$4,828	53.34%	$3,574	46.15%
Commercial real estate	6,583	27.90	4,885	26.31	4,478	29.24
Construction	764	2.31	1,219	4.76	801	3.95
Home equity	947	7.76	1,037	8.96	928	10.41
Commercial	758	2.77	728	3.39	613	3.46
Consumer loans:
Indirect auto	230	1.31	362	3.22	623	6.76
Other consumer	9	0.02	9	0.02	10	0.03

Total allocated allowance	15,691	100.00	13,068	100.00	11,027	100.00
Unallocated allowance	621	—	517	—	213	—

Total allowance	$16,312	100.00%	$13,585	100.00%	$11,240	100.00%

	At December 31,
	2014		2013
	(Dollars in thousands)
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
Mortgage loans:
Residential one-to-four family	$2,364	38.16%	$2,189	34.17%
Commercial real estate	4,043	33.47	3,621	38.10
Construction	228	2.66	134	1.18
Home equity	828	11.15	681	10.98
Commercial	458	3.32	419	3.65
Consumer loans:
Indirect auto	778	11.17	749	11.85
Other consumer	11	0.07	26	0.07

Total allocated allowance	8,710	100.00	7,819	100.00
Unallocated allowance	171	—	139	—

Total allowance	$8,881	100.00%	$7,958	100.00%

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

The investment policy is reviewed and approved annually by the Board of Directors. The overall objectives of the investment policy are to: fully and efficiently employ funds not presently required for Belmont Savings Bank’s loan portfolio, cash requirements, or other assets essential to our operations; to provide for the safety of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity and quality; to meet liquidity requirements projected by management; to meet regulatory and industry standards; to generate earnings which, after the impact of taxes, will provide added growth to surplus; and to employ a percentage of assets in a manner that will balance the market and credit risks of other assets, as well as our liquidity, capital, and reserve structure. All gains and losses on securities transactions are reported to the Executive Committee on a monthly basis.

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

ASC 320, “Investments—Debt and Equity Securities” requires that, at the time of purchase, we designate a security as either held to maturity, available for sale, or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. We currently do not maintain a trading portfolio. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported as an increase or decrease to stockholders’ equity through other comprehensive income. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings or other comprehensive income.

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

Securities. At December 31, 2017, our securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2017, our securities portfolio had a fair value of $175.3 million and an amortized cost of $177.1 million. Total securities had a carrying value of $177.0 million, or 6.6% of total assets. At December 31, 2017, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2017, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:

Corporate debt securities	$16,975	$16,921	$22,051	$22,048	$22,126	$21,876

Total available-for-sale securities	$16,975	$16,921	$22,051	$22,048	$22,126	$21,876

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. government sponsored mortgage-backed securities	$142,383	$140,439	$112,543	$111,560	$119,517	$119,012
Corporate debt securities	17,707	17,946	17,654	17,905	17,602	17,716

Total securities held-to-maturity	$160,090	$158,385	$130,197	$129,465	$137,119	$136,728

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$3	1.06%	$2,040	0.70%	$32,640	1.90%	$107,700	2.45%	$142,383	2.30%
Corporate debt securities	19,753	2.33%	14,929	2.89%	—	—	—	—	34,682	2.57%

Total	$19,756	2.33%	$16,969	2.63%	$32,640	1.90%	$107,700	2.45%	$177,065	2.35%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our tier one risk based capital. At December 31, 2017, we had $37.0 million in bank-owned life insurance.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Boston (the “FHLB of Boston”) to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income and proceeds from the sales of loans and securities.

Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities, nonprofit organizations and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, passbook and statement savings accounts, certificates of deposit, money market accounts, IOLTA, commercial, municipal and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. We also access the brokered deposit market for funding.

At December 31, 2017, we had a total of $257.5 million in certificates of deposit, excluding brokered deposits, of which $138.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. In addition, when rates and terms are competitive, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2017 and 2016, we had a total of $247.2 million and $156.4 million, respectively, of brokered certificates of deposit.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2017			December 31, 2016
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$204,264	12.64%	—%	$189,234	13.84%	—%
Interest-bearing checking accounts	133,805	8.28	0.43	135,387	9.90	0.40
Regular savings accounts	856,142	52.98	0.72	732,445	53.55	0.60
Money market deposits	8,297	0.51	0.01	8,337	0.61	0.01
Certificates of deposit	413,599	25.59	1.49	302,314	22.10	1.48

Total deposits	$1,616,107	100.00%	0.80%	$1,367,717	100.00%	0.69%

	For the Fiscal Year Ended
	December 31, 2015
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$174,884	15.54%	—%
Interest-bearing checking accounts	94,219	8.37	0.35
Regular savings accounts	595,447	52.92	0.59
Money market deposits	8,774	0.78	0.06
Certificates of deposit	251,887	22.39	1.55

Total deposits	$1,125,211	100.00%	0.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$23,077	$73,780	$53,876
1.00% to 1.99%	452,967	247,538	174,886
2.00% to 2.99%	28,641	—	8,368
3.00% to 3.99%	—	28	13,624
4.00% to 4.99%	29	14,255	7,681

Total	$504,714	$335,601	$258,435

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2017
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$16,752	$5,371	$839	$115	$23,077	4.57%
1.00% to 1.99%	210,129	89,426	127,715	25,697	452,967	89.75%
2.00% to 2.99%	—	—	490	28,151	28,641	5.67%
3.00% to 3.99%	—	—	—	—	—	0.00%
4.00% to 4.99%	29	—	—	—	29	0.01%

Total	$226,910	$94,797	$129,044	$53,963	$504,714	100.00%

As of December 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $207.7 million. The following table sets forth the maturity of those certificates as of December 31, 2017.

At
December 31, 2017
(Dollars in thousands)
Three months or less	$37,633
Over three months through six months	56,364
Over six months through one year	22,423
Over one year to three years	70,952
Over three years	20,278

Total	$207,650

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston and repurchase agreements.

At December 31, 2017, we had access to additional Federal Home Loan Bank advances of up to $279.2 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$723,150	$508,850	$374,000
Average balance during period	$571,431	$428,163	$290,812
Maximum outstanding at any month end	$723,150	$508,850	$374,000
Weighted average interest rate at end of period	1.63%	1.20%	0.98%
Average interest rate during period	1.43%	1.12%	0.82%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$3,268	$1,985	$3,695
Average balance during period	$2,865	$2,419	$2,399
Maximum outstanding at any month end	$4,000	$3,772	$4,119
Weighted average interest rate at end of period	0.15%	0.15%	0.15%
Average interest rate during period	0.15%	0.15%	0.15%

Personnel

At December 31, 2017, the Bank had 123 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

REGULATION AND SUPERVISION

General

Belmont Savings Bank is a Massachusetts-chartered savings bank and the wholly-owned subsidiary of BSB Bancorp, a Maryland corporation. Belmont Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Belmont Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Belmont Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, BSB Bancorp is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

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

The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks.

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

Lending Activities in General. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. In many cases, a Massachusetts Bank is required to submit advanced written notice to the Massachusetts Commissioner of Banks prior to engaging in certain activities authorized for national banks, federal thrifts, or out-of-state banks.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. Federal law imposes additional restrictions on Belmont Savings Bank’s investment activities. See “—Federal Bank Regulations—Business and Investment Activities.”

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. The Bank has not sought approval for insurance sales activities.

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, impaired capital, or violations of law or the bank’s charter. In addition, Massachusetts consumer protection and civil rights statutes applicable to Belmont Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. However, if a savings bank has over $1 billion of deposits in excess of federal deposit insurance coverage, the bank must exit the Depositors Insurance Fund. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.

Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “—Federal Bank Regulations—Insurance of Deposit Accounts.”

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

Federal Bank Regulations

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

At December 31, 2017, Belmont Savings Bank met the criteria for being considered “well-capitalized.”

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Belmont Savings Bank, are required to comply with minimum leverage capital requirements.

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. These capital requirements were effective January 1, 2015. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in. It is 1.875% as of January 1, 2018 and will be fully implemented at 2.5% on January 1, 2019.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2017, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, banks are permitted to establish de novo branches on an interstate basis provided to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

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

Federal Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied. The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reserve ratio for the Deposit Insurance Fund.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.

The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2017, the Bank paid $109,000 in fees related to the FICO.

Belmont Savings Bank is a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “—Massachusetts Banking Laws and Supervision—Depositors Insurance Fund,” above.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a five-tiered descriptive rating system. Belmont Savings Bank’s latest FDIC CRA rating, dated April 3, 2017, was “satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Belmont Savings Bank. The Massachusetts version is generally similar to the CRA and utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Belmont Savings Bank’s most recent rating under Massachusetts law, dated April 3, 2017, was “satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Belmont Savings Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Belmont Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Belmont Savings Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2017, Belmont Savings Bank was in compliance with this requirement.

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

BSB Bancorp is subject to the Federal Reserve Board’s capital requirements for bank holding companies. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to banks were applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy statement also provides for regulatory consultation prior to a holding company paying dividends or redeeming or repurchasing regulatory capital instruments under certain circumstances.

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

The material risks and uncertainties that Management believes affect the Company are described below. These risks and uncertainties are not the only ones affecting the Company. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any one or more of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

Our business strategy includes significant asset and liability growth. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities. We intend to continue our growth. Specifically, we intend to continue to increase our commercial real estate loans, one-to-four family residential real estate loans and home equity lines of credit, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have incurred substantial additional expenses due to the execution of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully execute our strategic plan, results of operations will be negatively affected by these increased costs.

The successful continuation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to continue to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, one-to-four family residential real estate loans, home equity lines of credit and commercial business loans. While we believe we have the management resources in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in achieving our business strategy goals.

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

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2017, $642.1 million, or 27.9% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one-to-four family residential real estate loans that we originate. Because the repayment of commercial real estate loans and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate loans and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate loan and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our loan portfolio has greater risk than those of many savings banks due to the substantial number of indirect automobile loans in our portfolio.

We have a diversified loan portfolio with a substantial number of loans secured by collateral other than owner-occupied one-to-four-family residential real estate. Our loan portfolio includes a substantial number of indirect automobile loans, which are automobile loans assigned to us by participating automobile dealerships upon our review and approval of such loans. At December 31, 2017, our indirect automobile loans totaled $30.2 million, or 1.3% of our total loan portfolio. Automobile loans generally have greater risk of loss in the event of default than one to four family residential mortgage loans due to the rapid depreciation of automobiles securing the loans. We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Although we have suspended new originations due to unattractive yields, it remains difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans. These loans may have delinquency or charge off levels above our estimates, which would adversely affect our future performance. In addition, if our losses on these loans increase, it may become necessary to increase our provision for loan losses, which would also adversely impact our future earnings.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems operated by us and third party service providers to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems, whether it is caused intentionally or unintentionally, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are exposed to cyber-security risks, including denial of service, hacking, ransomware attacks and identity theft.

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

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2017, of the $1.33 billion of one-to-four family residential mortgage loans in our portfolio, $59.6 million, or 4.47% of this amount, were comprised of non-owner occupied properties. There is greater credit risk inherent in two-, three- and four-unit properties and especially in non-owner occupied properties, than in owner-occupied one-unit properties. These loans are similar to commercial real estate loans and multi-family loans, as the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit strategy exposes us to a risk of loss due to a decline in property values.

At December 31, 2017, $178.6 million, or 7.8%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. In addition, under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is only deductible if the proceeds are used to buy, build or substantially improve the taxpayer’s home that secures the loan or line of credit. This change could adversely impact the level of originations and outstanding volumes of home equity lines of credit in the future.

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

A significant portion of our loans are fixed-rate one-to-four family residential mortgage loans with terms of up to 30 years, 3/1, 5/1, 7/1 and 10/1 adjustable rate mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2017 our interest rate risk analysis indicated that our base forecasted net interest income would decrease by 11.8% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2017, $673.2 million, or 50.5% of our $1.33 billion total one-to-four family residential mortgage loans due after December 31, 2018 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Because a portion of the securities in our portfolio are classified as available for sale, a decline in the fair value of our securities could cause a decline in our reported equity and/or net income.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to liquidity risk. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally.

Factors that could reduce our access to liquidity sources include a downturn in the Massachusetts economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities are demand deposits, savings and interest bearing checking, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and FHLB advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

We may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments.

In addition, these recent changes may also have a disproportionate effect on taxpayers in states with higher than average residential home prices and high state and local taxes, like Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

These rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

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

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, financial technology companies and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and to be profitable on a long-term basis. Our profitability depends upon our ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

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

We generate mortgage revenues from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

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

Negative publicity could damage our reputation and our business.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operated from our six full-service banking offices at December 31, 2017, including our main office and five branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. The net book value of our premises, land and equipment was $2.3 million at December 31, 2017. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Full Service Banking Offices:

Main Office	1969	Owned
2 Leonard Street Belmont, Massachusetts 02478

Trapelo Road	1992	Owned
277 Trapelo Road Belmont, Massachusetts 02478

Watertown Square	2001	Leased	(1)
53 Mount Auburn Street
Watertown, Massachusetts 02472

Shaws Supermarket In-Store Branch	2012	Leased	(2)
1070 Lexington Street Waltham, Massachusetts 02452

Shaws Supermarket In-Store Branch	2013	Leased	(3)
33 Austin Street Newton, Massachusetts 02460

Star Market Supermarket In-Store Branch	2013	Leased	(4)
699 Mount Auburn Street Cambridge, Massachusetts 02138

Administrative Offices

Leonard Street	1969	Owned
2 Leonard Street Belmont, Massachusetts 02478

Concord Avenue – Suite 3	2010	Leased	(5)
385 Concord Avenue Belmont, Massachusetts 02478

Concord Avenue – Suite 105	2014	Leased	(5)
385 Concord Avenue Belmont, Massachusetts 02478

Concord Avenue – Suite 205	2012	Leased	(5)
385 Concord Avenue Belmont, Massachusetts 02478

Fall River	2010	Leased	(6)
10 N. Main Street Fall River, Massachusetts 02722

Concord Avenue – Suite 203A	2012	Leased	(5)
385 Concord Avenue Belmont, Massachusetts 02478

(1)	Lease expires in March 2020.
(2)	Lease expires in March 2025.
(3)	Lease expires in July 2023.
(4)	Lease expires in May 2023.
(5)	Lease expires in September 2020.
(6)	Lease expires in August 2018.

ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ for the periods indicated.

	Price Range Per Share
2017:	High	Low
Fourth Quarter	$32.15	$27.75
Third Quarter	30.35	27.25
Second Quarter	30.75	27.80
First Quarter	29.40	26.65

	Price Range Per Share
2016:	High	Low
Fourth Quarter	$30.05	$23.09
Third Quarter	25.18	22.51
Second Quarter	23.98	21.51
First Quarter	23.24	20.72

Stock Performance Graph.

The following graph compares the cumulative total shareholder return on BSB Bancorp common stock with the cumulative total return on the Russell 2000 Index and with the SNL Thrift Industry Index. The graph assumes $100 was invested at the close of business on December 31, 2012 and utilizes closing market price.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
BSB Bancorp, Inc.	100.00	123.39	152.33	191.25	236.71	239.17
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Thrift NASDAQ	100.00	126.80	140.44	160.48	204.03	202.08

Holders.

As of March 9, 2018, there were 255 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2017, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	590,522	$12.86	3,898
Equity compensation plans not approved by security holders	—	—	—

Total	590,522	12.86	3,898

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

(1)	The Company completed its first stock repurchase program during the second quarter of 2013. On August 5, 2013, the Company announced the commencement of a second stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$2,676,565	$2,158,704	$1,812,916	$1,425,550	$1,054,619
Cash and cash equivalents	110,888	58,876	51,261	51,767	38,042
Investment securities - available for sale	16,921	22,048	21,876	22,079	21,921
Investment securities - held to maturity	160,090	130,197	137,119	118,528	119,776
Loans receivable, net	2,296,958	1,866,035	1,534,957	1,179,399	839,013
Federal Home Loan Bank stock	32,382	25,071	18,309	13,712	7,712
Bank-owned life insurance	36,967	35,842	29,787	23,888	13,325
Deposits	1,751,251	1,469,422	1,269,519	984,562	764,753
Federal Home Loan Bank advances	723,150	508,850	374,000	285,100	142,100
Securities sold under agreements to repurchase	3,268	1,985	3,695	1,392	2,127
Other borrowed funds	—	—	1,020	1,067	1,113
Total stockholders’ equity	178,029	160,921	146,203	137,010	130,421

	For the Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$77,143	$61,621	$48,406	$38,652	$30,968
Interest expense	21,054	14,231	10,194	7,051	4,987

Net interest and dividend income	56,089	47,390	38,212	31,601	25,981
Provision for loan losses	2,762	2,385	2,317	1,552	1,498

Net interest and dividend income after provision for loan losses	53,327	45,005	35,895	30,049	24,483
Noninterest income	3,627	2,750	3,165	3,294	3,610
Noninterest expense	30,686	28,349	27,824	26,490	25,091

Income before income tax expense	26,268	19,406	11,236	6,853	3,002
Income tax expense	11,882	7,425	4,322	2,562	1,042

Net income	$14,386	$11,981	$6,914	$4,291	$1,960

	At or for the fiscal years ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.61%	0.61%	0.44%	0.35%	0.21%
Return on average stockholders’ equity	8.40%	7.78%	4.87%	3.20%	1.50%
Interest rate spread (1)	2.24%	2.32%	2.33%	2.47%	2.69%
Net interest margin (2)	2.38%	2.45%	2.48%	2.64%	2.89%
Efficiency ratio (3)	51.39%	56.54%	67.25%	75.91%	84.79%
Noninterest expense to average total assets	1.29%	1.44%	1.77%	2.16%	2.72%
Average interest-earning assets to average interest-bearing liabilities	115.96%	118.26%	122.46%	128.79%	137.34%
Average stockholders’ equity to average total assets	7.21%	7.83%	9.01%	10.91%	14.11%
Asset Quality Ratios:
Non-performing assets to total assets	0.05%	0.08%	0.20%	0.20%	0.39%
Non-performing loans to total loans	0.06%	0.10%	0.24%	0.23%	0.49%
Allowance for loan losses to non-performing loans	1185.47%	746.84%	309.56%	320.59%	193.39%
Allowance for loan losses to total loans	0.71%	0.73%	0.73%	0.75%	0.95%
Capital Ratios (4):
Total capital to risk-weighted assets	11.30%	11.72%	12.22%	12.99%	16.30%
Tier 1 capital to risk-weighted assets	10.35%	10.80%	11.34%	12.19%	15.35%
Common Equity Tier 1 Capital to risk-weighted assets	10.35%	10.80%	11.34%	N/A	N/A
Tier 1 capital to average assets	6.97%	7.63%	8.37%	10.05%	12.59%
Other Data:
Number of full service offices	6	6	6	6	7
Full time equivalent employees	123	122	129	126	123

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises) and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositors’ money market, savings, checking, and certificates of deposit accounts and to a lesser extent Federal Home Loan Bank of Boston advances and brokered certificates of deposit. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale investment securities, and other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums, director compensation and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

Management evaluates the Company’s operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, efficiency ratio, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Bank’s balance sheet, liquidity, interest rate risk position, and capital resources and assist with identifying areas to improve.

In 2009, the Bank reorganized into the mutual holding company structure. In 2010, the Board of Directors approved a new strategic plan designed to increase growth and long-term profitability of the Bank. On October 4, 2011, we completed our initial public offering of common stock in connection with BSB Bancorp, MHC’s mutual-to-stock conversion, selling 8,993,000 shares of common stock at $10.00 per share, including 458,643 shares sold to Belmont Savings Bank’s employee stock ownership plan, and raising approximately $89.9 million of gross proceeds. In addition, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation.

Further, following a comprehensive strategic review of the Bank’s management and operations, the Board of Directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan contemplated significant growth in assets and liabilities over the next several years with the intent of building upon the Bank’s leading market share in Belmont and the surrounding communities, striving to be the “Bank of Choice” for small businesses in its market area and the trusted lending partner for area commercial real estate investors, developers and managers. The strategic plan was intended to take advantage of the sound eastern Massachusetts economy, which has not been as negatively affected by the recent recession as other regions of the United States. Our current strategy also includes striving to be the “Bank of Choice” for cash driven small businesses, municipalities and nonprofit organizations in the Bank’s market area.

The current strategic plan includes growth in one-to-four family residential real estate loans, increased home equity lending and increased commercial real estate lending. Our portfolios of commercial real estate loans, one-to-four family residential real estate loans and home equity lines of credit have increased in accordance with the strategic plan, and we intend to continue this strategy of growing these asset classes, while selling a portion of the loans that we originate from time to time as conditions warrant. We have also suspended originations of indirect auto loans due to the current market conditions and low interest rate environment.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of delinquency and non-performing assets. Our non-performing assets totaled $1.4 million, or 0.05% of total assets, at December 31, 2017, compared to $1.8 million, or 0.08% of total assets, at December 31, 2016, and $3.6 million, or 0.20% of total assets, at December 31, 2015. Total loan delinquencies of 60 days or more as of December 31, 2017, 2016 and 2015 were $294,000, $1.1 million and $554,000, respectively. Our provision for loan losses was $2.8 million, $2.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ending December 31, 2017 and 2016 we experienced net charge offs of $35,000 and $40,000, respectively. For the year ended December 31, 2015 we experienced net recoveries of $42,000.

Management pays close attention to the ongoing operating expenses incurred by the Company while making needed capital expenditures and prudently investing in our infrastructure. The Company’s primary expenses are related to salaries and employee benefits, data processing costs, deposit insurance costs and expenses associated with buildings and equipment. During the year ended December 31, 2017, noninterest expense was managed well and we continued to make improvements in our efficiency ratio.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established through the provision for loan losses that is charged against income.

The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance for loan losses required. We believe the allowance for loan losses is an appropriate estimate of the inherent probable losses within our loan portfolio.

The estimate of our credit losses is applied to two general categories of loans:

•	Loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

•	Groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Securities Valuation and Impairment. Our available-for-sale securities portfolio consists of corporate bonds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, which consists of corporate bonds and U.S. government agency sponsored mortgage-backed securities for which we have the positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If the amortized cost basis of a security exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the probability of a near-term recovery in value and our intent to sell the security and whether it is more likely than not that we will be required to sell the security before full recovery of our investment or maturity. If such a decline is deemed other-than-temporary for equity securities, an impairment charge is recorded through current earnings based upon the estimated fair value of the security at the time of impairment and a new cost basis in the investment is established. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, we will recognize the full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total Assets. Total assets increased $517.9 million, or 24.0% to $2.68 billion at December 31, 2017, from $2.16 billion at December 31, 2016. The increase was primarily the result of a $430.9 million or 23.1% increase in net loans, a $52.0 million or 88.3% increase in cash and cash equivalents and a $24.8 million or 16.3% increase in investment securities.

Loans. Net loans increased by $430.9 million to $2.30 billion at December 31, 2017 from $1.87 billion at December 31, 2016. The increase in net loans was primarily due to increases of $335.7 million or 33.7% in one-to-four family residential loans, $150.2 million or 30.5% in commercial real estate loans, and $11.2 million or 6.7% in home equity lines of credit. Partially offsetting these increases were decreases of $36.0 million or 40.4% in construction loans as projects were completed and $30.0 million or 49.8% in indirect automobile loans as we have suspended originations due to current market conditions. Our plan to prudently build our commercial and consumer loan portfolios continues as significant growth was achieved in each of our strategic business lines while credit losses remained low.

Investment Securities. The carrying value of total investment securities increased by $24.8 million to $177.0 million at December 31, 2017, from $152.2 million at December 31, 2016. The increase in investment securities was driven by an increase of $29.9 million or 23.0% in securities classified as held to maturity. Partially offsetting that increase was a decrease of $5.1 million or 23.3% in securities classified as available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased by $52.0 million to $110.9 million at December 31, 2017, from $58.9 million at December 31, 2016.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the costs of our employee benefit plan obligations. Additionally, bank-owned life insurance generally provides nontaxable, noninterest income. At December 31, 2017, our investment in bank-owned life insurance was $37.0 million, an increase of $1.1 million from $35.8 million at December 31, 2016, primarily due to increases in the cash surrender value.

Deposits. Deposits increased $281.8 million or 19.2%, to $1.75 billion at December 31, 2017 from $1.47 billion at December 31, 2016. The increase in deposits was primarily driven by a $169.1 million or 50.4% increase in certificate of deposit accounts, a $67.8 million or 8.6% increase in savings accounts, a $31.9 million or 24.2% increase in interest bearing checking accounts and a $13.4 million or 6.4% increase in demand deposit accounts. 2017 was a very strong year for deposit growth at Belmont Savings. Expansion of our Business Banking team, diligent focus on key target segments, continued success with commercial relationship expansion and consistent retail deposit product development and marketing were key factors in driving this performance. Our core deposit accounts, which we consider to include all deposits other than CDs and brokered CDs, experienced significant growth of $112.7 million, or 9.9%, which indicates that core banking relationships continue to grow.

Borrowings. At December 31, 2017, borrowings consisted of advances from the Federal Home Loan Bank of Boston and securities sold to customers under agreements to repurchase, or “repurchase agreements.”

Total borrowings increased $215.6 million or 42.2%, to $726.4 million at December 31, 2017, from $510.8 million at December 31, 2016. This increase was driven by an increase in advances from the Federal Home Loan Bank of Boston of $214.3 million or 42.1%.

Stockholders’ Equity. Total stockholders’ equity increased $17.1 million or 10.6% to $178.0 million at December 31, 2017, from $160.9 million at December 31, 2016. This increase is primarily the result of earnings of $14.4 million and a $2.6 million increase in additional paid-in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. For the year ended December 31, 2017, net income was $14.39 million or $1.55 per diluted share as compared to net income of $11.98 million or $1.33 per diluted share for the year ended December 31, 2016 or an increase in net income of $2.4 million or 20.1%. The increase was primarily due to an $8.3 million or 18.5% increase in net interest and dividend income after the provision for loan losses and an $877,000 or 31.9% increase in noninterest income, partially offset by a $2.3 million or 8.2% increase in noninterest expense and a $4.5 million or 60.0% increase in income tax expense. The fourth quarter of 2017 included a one-time charge of $2.63 million, recorded within income tax expense, related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”). This charge resulted from the re-measurement of the Bank’s deferred tax assets due to a lower future U.S corporate income tax rate. Excluding the impact of the Tax Reform Act, adjusted net income was $17.01 million or $1.84 per adjusted diluted share for the year ended December 31, 2017 representing an increase in adjusted net income of 42.0% compared to 2016. The reduction in the corporate tax rate due to the Tax Reform Act is expected to benefit future earnings as the statutory federal income tax rate is lower beginning in 2018. Adjusted net income and adjusted earnings per share figures are non-GAAP financial measures that exclude the impact of the Tax Reform Act from net income and earnings per share. Refer to the table below for a reconciliation of these measures to reported results.

The charts below illustrate the Company’s consistent increases in earnings, strong asset growth, high quality credit and good expense control. There is no guarantee that these trends will continue in future periods.

[1]	Non-interest expense divided by net interest income and non-interest income.

Reconciliation Table - Non-GAAP Financial Information

	Year ended December 31,
	2017	2016
Net income as reported	$14,386	$11,981
Add: Income tax expense related to write-down of deferred tax asset	2,626	—

Adjusted net income	$17,012	$11,981

Diluted earnings per share as reported	$1.55	$1.33
Add: Income tax expense related to write-down of deferred tax asset	0.29	—

Adjusted diluted earnings per share	$1.84	$1.33

Net Interest and Dividend Income. Net interest and dividend income increased by $8.7 million to $56.1 million for the year ended December 31, 2017, from $47.4 million for the year ended December 31, 2016. The increase in net interest and dividend income was primarily due to an increase in our net interest-earning assets and the ability to effectively manage our cost of funds. Net average interest-earning assets increased $23.1 million or 7.9% to $317.0 million for the year ended December 31, 2017 from $293.9 million for the year ended December 31, 2016. Our net interest margin decreased 7 basis points to 2.38% for the year ended December 31, 2017, compared to 2.45% for the year ended December 31, 2016, and our net interest rate spread decreased 8 basis points to 2.24% for the year ended December 31, 2017, compared to 2.32% for the year ended December 31, 2016.

Interest and Dividend Income. Total interest and dividend income increased $15.5 million or 25.2% to $77.1 million for the year ended December 31, 2017 from $61.6 million for the year ended December 31, 2016. The increase in interest and dividend income was primarily due to a $14.5 million increase in interest income on loans. The increase in interest income on loans resulted from a $378.7 million increase in the average balance of loans.

Interest Expense. Interest expense increased $6.8 million or 47.9% to $21.1 million for the year ended December 31, 2017 from $14.2 million for the year ended December 31, 2016. The increase was driven by a $376.8 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of funds of 18 basis points to 1.06% at December 31, 2017 from 0.88% at December 31, 2016.

Interest expense on interest-bearing deposits increased by $3.5 million to $12.9 million for the year ended December 31, 2017 from $9.4 million for the year ended December 31, 2016. This increase was primarily due to an increase of $233.4 million in the average balance of interest-bearing deposits to $1.41 billion at December 31, 2017 from $1.18 billion at December 31, 2016. The average cost of interest-bearing deposits increased 11 basis points to 0.91% for the year ended December 31, 2017, compared to 0.80% for the year ended December 31, 2016. The average cost of savings accounts increased by 12 basis points during the year ended December 31, 2017 as compared to the year ended December 31, 2016 as we have focused on growing these products and attracting new relationships.

Interest expense on Federal Home Loan Bank advances increased $3.4 million to $8.2 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016. This increase was primarily due to an increase of $143.3 million in the average balance of Federal Home Loan Bank advances to $571.4 million for the year ended December 31, 2017 from $428.2 million for the year ended December 31, 2016. Also driving this additional interest expense was an increase in the average cost of advances to 1.43% for the year ended December 31, 2017 from 1.12% for the year ended December 31, 2016. The increase in the cost is due to both increases in short term rates and increased balances of our long term advances.

Provision for Loan Losses. We recorded a provision for loan losses of $2.8 million for the year ended December 31, 2017 compared to a provision for loan losses of $2.4 million for the year ended December 31, 2016. We recorded net charge offs of $35,000 for the year ended December 31, 2017 compared to net charge offs of $40,000 during the year ended December 31, 2016. The allowance for loan losses was $16.3 million or 0.71% of total loans at December 31, 2017 compared to $13.6 million or 0.73% of total loans at December 31, 2016.

Noninterest Income. Noninterest income for the year ended December 31, 2017 was $3.6 million as compared to $2.8 million for the year ended December 31, 2016 or an increase of 31.9%.

•	Customer service fees decreased $118,000 or 13.1% primarily due to declines in NSF and other fees.

•	Income from bank-owned life insurance increased $70,000 or 6.7% primarily due to a purchase of $5.0 million in additional bank-owned life insurance policies at the end of the second quarter of 2016.

•	Net gains on sales of securities increased $38,000 from zero as we sold one security classified as available for sale.

•	Net gains on sales of loans increased $665,000 or 245.4% due to an increase in the number of loans sold.

•	Loan servicing fee income increased $48,000 or 13.7% due to an improvement in the value of our mortgage servicing right asset.

•	Other income increased by $174,000 or 98.9% primarily due to vendor loss experience refunds and increases in the values of investments held in a Rabbi Trust.

Noninterest Expense. Noninterest expense for the year ended December 31, 2017 was $30.7 million as compared to $28.4 million for the year ended December 31, 2016 or an increase of 8.2%.

•	Salaries and employee benefits increased $1.8 million or 9.9% driven by stock-based compensation related to grants of restricted stock made during the first quarter of 2017, an increase in the number of employees, an increase in cash-based incentive compensation and an increase in health care costs.

•	Director compensation increased $384,000 or 39.5% primarily driven by stock-based compensation related to grants of restricted stock made during the first quarter of 2017 and increased deferred compensation costs related to the increase in value of the investments held in the Rabbi Trust.

•	Deposit insurance expense increased by $448,000 or 34.9% primarily driven by asset growth.

•	Data processing fees decreased by $327,000 or 10.5% as we renegotiated certain contracts with service providers in late 2016.

Income Tax Expense. We recorded a provision for income taxes of $11.9 million for the year ended December 31, 2017, compared to a provision for income taxes of $7.4 million for the year ended December 31, 2016, reflecting effective tax rates of 45.2% and 38.3%, respectively.

The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Reform Act enacted on December 22, 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a writedown of our deferred tax asset of $2.6 million through income tax expense, determined as follows (in thousands):

Tax Benefit/(Expense)
Deferred taxes related to items recognized in continuing operations	$(2,645)
Deferred taxes related to items recognized in other comprehensive income:
Deferred taxes on net actuarial gain on defined benefit post-retirement benefit plans	26
Deferred taxes on net unrealized loss on securities available-for-sale	(7)

Net adjustment to deferred taxes recognized as income tax expense	$(2,626)

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than merely backward tracing the adjustment through the accumulated other comprehensive income component of stockholders’ equity, the net adjustment to deferred taxes detailed above included a net benefit totaling $19,000 related to items recognized in other comprehensive income. The amounts included in the table above are included as as separate components of accumulated other comprehensive income at December 31, 2017. In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, that allows companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense.

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

Interest Expense. Interest expense increased $4.0 million, or 39.6%, to $14.2 million for the year ended December 31, 2016, from $10.2 million for the year ended December 31, 2015. The increase was driven by a $364.7 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of funds of 6 basis points to 0.88% from 0.82%.

Interest expense on interest-bearing deposits increased by $1.6 million to $9.4 million for the year ended December 31, 2016, from $7.8 million for the year ended December 31, 2015. This increase was primarily due to an increase of $228.2 million in the average balance of interest bearing deposits to $1.2 billion at December 31, 2016 from $950.3 million at December 31, 2015. The average cost of interest-bearing deposits remained low at 0.80% for the year ended December 31, 2016, compared to 0.82% for the year ended December 31, 2015. The average cost of certificates of deposits declined slightly during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and we experienced an increase in the average cost of interest-bearing checking accounts for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as we have focused on growing these products and attracting new relationships.

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

Noninterest Income. Noninterest income decreased $415,000 to $2.8 million for the year ended December 31, 2016, from $3.2 million for the year ended December 31, 2015. This decrease was primarily the result of a decrease in loan servicing fee income of $264,000, a decrease in other income of $193,000 and a decrease in net gains on sales of loans of $124,000. Partially offsetting these decreases was an increase in income from bank owned life insurance of $157,000 as we purchased additional bank owned life insurance policies of $5.0 million during 2016.

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

	For the Year Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,080,571	$72,011	3.46%	$1,701,909	$57,513	3.38%	$1,335,748	$44,890	3.36%
Securities	161,866	3,356	2.07%	156,526	3,163	2.02%	149,806	3,064	2.05%
Other	60,717	583	0.96%	44,774	185	0.41%	38,607	79	0.20%

Total interest-earning assets (4)	2,303,154	75,950	3.30%	1,903,209	60,861	3.20%	1,524,161	48,033	3.15%
Non-interest-earning assets	73,472			63,317			51,401

Total assets	$2,376,626			$1,966,526			$1,575,562

Interest-bearing liabilities:
Regular savings accounts	$856,142	6,144	0.72%	$732,445	4,402	0.60%	$595,447	3,515	0.59%
Checking accounts	133,805	580	0.43%	135,387	548	0.40%	94,219	333	0.35%
Money market accounts	8,297	1	0.01%	8,337	1	0.01%	8,774	6	0.07%
Certificates of deposit	413,599	6,175	1.49%	302,314	4,483	1.48%	251,887	3,914	1.55%

Total interest-bearing deposits	1,411,843	12,900	0.91%	1,178,483	9,434	0.80%	950,327	7,768	0.82%
Federal Home Loan Bank advances	571,431	8,150	1.43%	428,163	4,788	1.12%	290,812	2,394	0.82%
Securities sold under agreements to repurchase	2,865	4	0.15%	2,419	4	0.17%	2,399	4	0.17%
Other borrowed funds	—	—	0.00%	250	5	2.00%	1,045	28	2.68%

Total interest-bearing liabilities	1,986,139	21,054	1.06%	1,609,315	14,231	0.88%	1,244,583	10,194	0.82%
Non-interest-bearing liabilities	219,194			203,264			189,047

Total liabilities	2,205,333			1,812,579			1,433,630
Stockholders’ Equity	171,293			153,947			141,932

Total liabilities and stockholders’ equity	$2,376,626			$1,966,526			$1,575,562

Net interest income		$54,896			$46,630			$37,839

Net interest rate spread (1)			2.24%			2.32%			2.33%
Net interest-earning assets (2)	$317,015			$293,894			$279,578

Net interest margin (3)			2.38%			2.45%			2.48%
Average interest-earning assets to interest-bearing liabilities	115.96%			118.26%			122.46%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(4)	Totals do not include FHLB stock dividends of $1,193,000, $760,000 and $373,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

	Fiscal Years Ended December 31, 2017 vs. 2016			Fiscal Years Ended December 31, 2016 vs. 2015
	Increase (Decrease)		Total Increase (Decrease)	Increase (Decrease)		Total Increase (Decrease)
	Due to			Due to
	Volume	Rate		Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$13,076	$1,422	$14,498	$12,372	$251	$12,623
Securities	110	83	193	136	(37)	99
Other	84	314	398	14	92	106

Total interest-earning assets	$13,270	$1,819	$15,089	$12,522	$306	$12,828

Interest-bearing liabilities:
Regular savings accounts	$811	$931	$1,742	$823	$64	$887
Checking accounts	(6)	38	32	161	54	215
Money market accounts	—	—	—	—	(5)	(5)
Certificates of deposit	1,661	31	1,692	755	(186)	569

Total interest-bearing deposits	2,466	1,000	3,466	1,739	(73)	1,666
Federal Home Loan Bank advances	1,844	1,518	3,362	1,361	1,033	2,394
Securities sold under agreements to repurchase	1	(1)	—	—	—	—
Other borrowed funds	(3)	(2)	(5)	(17)	(6)	(23)

Total interest-bearing liabilities	$4,308	$2,515	$6,823	$3,083	$954	$4,037

Change in net interest income	$8,962	$(696)	$8,266	$9,439	$(648)	$8,791

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

Net Interest Income Analysis

We analyze the Bank’s sensitivity to changes in interest rates through the Bank’s net interest income model. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and securities, and the interest the Bank pays on our interest-bearing liabilities, such as deposits and borrowings. We estimate what the Bank’s net interest income would be under different scenarios including instantaneous parallel shifts (“shock”) to market interest rates and gradual (12 to 24 months) shifts in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the Bank’s net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The following table shows the estimated impact on the Bank’s base forecasted net interest income (“NII”) for the one-year period beginning as of December 31, 2017 and December 31, 2016 resulting from potential changes in interest rates.

	NII Change Year One (% Change From Year One Base) At December 31,
	2017	2016
Change in Interest Rates (basis points 1)
Shock +300	-17.8%	-16.1%
Ramp +200	-5.4%	-6.0%
Ramp -100	-0.1%	-0.5%

(1)	The calculated change for -100 BPS and +200 BPS, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 bp.

The table above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 5.4% decrease in net interest income. At December 31, 2017, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.1% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 27.1% decrease in the economic value of equity. At December 31, 2017, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 1.7% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan and investment security repayments, advances from the Federal Home Loan Bank of Boston, loan sales and the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2017, to satisfy our short- and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $110.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2017, we had $89.4 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $325.8 million in unused lines of credit to borrowers and $11.5 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2017 totaled $227.0 million, or 13.0%, of total deposits.

If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018, or on our savings accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2017.

Our primary investing activity is originating and purchasing loans. During the years ended December 31, 2017 and 2016, we funded $835.8 million and $875.3 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, Federal Home Loan Bank advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $281.8 million and $199.9 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the level of brokered time deposits was $247.2 million and $156.4 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2017, we had $723.2 million of Federal Home Loan Bank advances outstanding. At December 31, 2017, we had the ability to borrow up to an additional $279.2 million from the Federal Home Loan Bank of Boston.

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, that allows companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2017.

	December 31, 2017
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$352,900	$260,250	$110,000	$—	$723,150
Securities sold under agreements to repurchase	3,268	—	—	—	3,268
Certificates of deposit	226,910	223,841	53,963	—	504,714
Operating leases	361	625	244	122	1,352

Total contractual obligations	$583,481	$484,698	$164,183	$122	$1,232,484

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Baker Newman & Noyes, LLC, the Company’s independent registered public accounting firm, as stated in their accompanying report, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

BSB Bancorp, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We or our predecessor firms have served as the Company’s auditor since 2006.

/s/ Baker Newman & Noyes LLC

Boston, Massachusetts

March 16, 2018

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$1,771	$2,211
Interest-bearing deposits in other banks	109,117	56,665

Cash and cash equivalents	110,888	58,876
Interest-bearing time deposits with other banks	2,440	234
Investments in available-for-sale securities	16,921	22,048
Investments in held-to-maturity securities (fair value of $158,385 as of December 31, 2017 and $129,465 as of December 31, 2016)	160,090	130,197
Federal Home Loan Bank stock, at cost	32,382	25,071
Loans, net of allowance for loan losses of $16,312 as of December 31, 2017 and $13,585 as of December 31, 2016	2,296,958	1,866,035
Premises and equipment, net	2,254	2,355
Accrued interest receivable	6,344	4,635
Deferred tax asset, net	5,794	8,321
Income taxes receivable	53	423
Bank-owned life insurance	36,967	35,842
Other assets	5,474	4,667

Total assets	$2,676,565	$2,158,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$221,462	$208,082
Interest-bearing	1,529,789	1,261,340

Total deposits	1,751,251	1,469,422
Federal Home Loan Bank advances	723,150	508,850
Securities sold under agreements to repurchase	3,268	1,985
Accrued interest payable	1,594	1,023
Deferred compensation liability	7,919	7,043
Other liabilities	11,354	9,460

Total liabilities	2,498,536	1,997,783

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,707,665 and 9,110,077 shares issued and outstanding at December 31, 2017 and 2016, respectively	97	91
Additional paid-in capital	94,590	92,013
Retained earnings	86,884	72,498
Accumulated other comprehensive income	89	103
Unearned compensation - ESOP	(3,631)	(3,784)

Total stockholders’ equity	178,029	160,921

Total liabilities and stockholders’ equity	$2,676,565	$2,158,704

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$72,011	$57,513	$44,890
Interest on debt securities:
Taxable	3,356	3,163	3,064
Dividends	1,193	760	373
Other interest income	583	185	79

Total interest and dividend income	77,143	61,621	48,406

Interest expense:
Interest on deposits	12,900	9,434	7,768
Interest on Federal Home Loan Bank advances	8,150	4,788	2,394
Interest on securities sold under agreements to repurchase	4	4	4
Interest on other borrowed funds	—	5	28

Total interest expense	21,054	14,231	10,194

Net interest and dividend income	56,089	47,390	38,212
Provision for loan losses	2,762	2,385	2,317

Net interest and dividend income after provision for loan losses	53,327	45,005	35,895

Noninterest income:
Customer service fees	785	903	894
Income from bank-owned life insurance	1,120	1,050	893
Net gain on sales of securities	38	—	—
Net gain on sales of loans	936	271	395
Loan servicing fee income	398	350	614
Other income	350	176	369

Total noninterest income	3,627	2,750	3,165

Noninterest expense:
Salaries and employee benefits	19,587	17,819	17,610
Director compensation	1,355	971	912
Occupancy expense	964	991	1,074
Equipment expense	422	452	533
Deposit insurance	1,733	1,285	969
Data processing	2,793	3,120	3,108
Professional fees	1,044	964	749
Marketing	912	872	926
Other expense	1,876	1,875	1,943

Total noninterest expense	30,686	28,349	27,824

Income before income tax expense	26,268	19,406	11,236
Income tax expense	11,882	7,425	4,322

Net income	$14,386	$11,981	$6,914

Net income available to common stockholders	$14,278	$11,791	$6,747

Earnings per share
Basic	$1.63	$1.38	$0.80
Diluted	$1.55	$1.33	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$14,386	$11,981	$6,914
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(31)	149	(78)
Net change in other comprehensive income for defined-benefit postretirement plan	17	70	(16)

Total other comprehensive (loss) income	(14)	219	(94)

Total comprehensive income	$14,372	$12,200	$6,820

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
Balance at December 31, 2014	9,067,792	$91	$87,428	$53,603	$(22)	$(4,090)	$137,010
Net income	—	—	—	6,914	—	—	6,914
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Release of ESOP stock	—	—	168	—	—	153	321
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	791	—	—	—	791
Tax benefit from stock compensation	—	—	215	—	—	—	215
Stock option exercises, net of shares surrendered	21,113	—	228	—	—	—	228
Restricted stock awards surrendered	(2,266)	—	(51)	—	—	—	(51)

Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	11,981	—	—	11,981
Other comprehensive income	—	—	—	—	219	—	219
Release of ESOP stock	—	—	207	—	—	153	360
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	780	—	—	—	780
Tax benefit from stock compensation	—	—	329	—	—	—	329
Stock option exercises, net of shares surrendered	27,964	—	298	—	—	—	298
Restricted stock awards surrendered	(4,526)	—	(118)	—	—	—	(118)

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	14,386	—	—	14,386
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Release of ESOP stock	—	—	291	—	—	153	444
Stock based compensation-restricted stock awards	—	—	1,835	—	—	—	1,835
Stock based compensation-stock options	—	—	724	—	—	—	724
Stock option exercises, net of shares surrendered	120,749	1	55	—	—	—	56
Restricted stock awards issued, net of awards surrendered	476,839	5	(328)	—	—	—	(323)

Balance at December 31, 2017	9,707,665	$97	$94,590	$86,884	$89	$(3,631)	$178,029

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$14,386	$11,981	$6,914
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	843	833	732
Gain on sales of securities	(38)	—	—
Gain on sales of loans, net	(936)	(271)	(395)
Loans originated for sale	(5,439)	(10,134)	(13,678)
Proceeds from sales of loans	71,473	11,649	22,943
Provision for loan losses	2,762	2,385	2,317
Change in unamortized mortgage premium	(2,388)	(1,928)	(1,796)
Change in net deferred loan costs	196	1,041	405
ESOP expense	444	360	321
Depreciation and amortization expense	595	621	726
Impairment of fixed assets	18	16	6
Deferred income tax expense (benefit)	2,535	(1,741)	(1,021)
Increase in bank-owned life insurance	(1,120)	(1,050)	(893)
Loss on sale of other real estate owned	—	—	10
Stock based compensation expense	2,559	1,649	1,660
Excess tax benefit from stock-based compensation	—	(329)	(215)
Net change in:
Accrued interest receivable	(1,709)	(854)	(804)
Other assets	(807)	400	(1,027)
Income taxes receivable	370	(423)	321
Income taxes payable	—	145	398
Accrued interest payable	571	30	32
Deferred compensation liability	876	609	683
Other liabilities	574	(2,216)	446

Net cash provided by operating activities	85,765	12,773	18,085

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	234	131	—
Purchases of interest-bearing time deposits with other banks	(2,440)	(234)	—
Proceeds from sales of available-for-sale securities	5,038	—	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	28,362	25,976	21,459
Purchases of held-to-maturity securities	(59,022)	(19,812)	(40,708)
Redemption of Federal Home Loan Bank stock	3,767	3,014	—
Purchases of Federal Home Loan Bank stock	(11,078)	(9,776)	(4,597)
Recoveries of loans previously charged off	24	61	261
Loan originations and principal collections, net	(57,732)	16,997	(79,445)
Purchases of loans	(438,883)	(350,653)	(288,928)
Capital expenditures	(512)	(335)	(323)
Capital expenditures on other real estate owned	—	—	(7)
Premiums paid on bank-owned life insurance	(5)	(5,005)	(5,006)
Proceeds from sales of other real estate owned	—	—	1,510

Net cash used in investing activities	(532,247)	(339,636)	(395,784)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking and savings accounts	112,716	122,737	252,735
Net increase in time deposits	169,113	77,166	32,222
Proceeds from Federal Home Loan Bank advances	125,000	211,250	84,000
Principal payments on Federal Home Loan Bank advances	(85,000)	(7,000)	(14,100)
Net change in short-term Federal Home Loan Bank advances	174,300	(69,400)	19,000
Net increase (decrease) in securities sold under agreements to repurchase	1,283	(1,710)	2,303
Repayment of principal on other borrowed funds	—	—	(47)
Proceeds from exercise of stock options, net of cash paid	56	298	228
Restricted stock awards issued, net of awards surrendered	(323)	(118)	(51)
Net increase in mortgagors’ escrow accounts	1,349	926	688
Excess tax benefit from stock-based compensation	—	329	215

Net cash provided by financing activities	498,494	334,478	377,193

Net increase (decrease) in cash and cash equivalents	52,012	7,615	(506)
Cash and cash equivalents at beginning of period	58,876	51,261	51,767

Cash and cash equivalents at end of period	$110,888	$58,876	$51,261

Supplemental disclosures:
Interest paid	$20,483	$14,201	$10,162
Income taxes paid	8,977	9,446	4,624
Transfer of loans receivable to loans held for sale	63,913	—	10,116
Transfer of loans to other real estate owned	—	—	1,513
Derecognition of loans and related recourse obligation in other borrowings	—	1,020	—

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. Management evaluates the Company’s investment in the FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of December 31, 2017, management deems its investment in FHLB of Boston stock to not be other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017 or 2016.

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

Commercial real estate loans – Loans in this segment are primarily income-producing properties throughout New England. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally obtains rent rolls annually and continually monitors the cash flows of these borrowers.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by real estate and assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

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

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the balance sheet. At December 31, 2017 and 2016, the reserve for unfunded loan commitments was $36,000 and $63,000, respectively. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statement of operations.

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

Advertising Costs

Advertising costs are expensed as incurred and recorded within marketing expense.

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

Earnings per Share (“EPS”)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through issuance of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year to interim and annual reporting periods beginning after December 15, 2017. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income and have not identified any significant changes to our methodology of recognizing revenue. We will adopt the standard in the first quarter of 2018 utilizing the modified retrospective approach and it will not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017. As a result, we recognized excess tax benefits from stock-based compensation of $1.3 million during the year ended December 31, 2017, within income tax expense on the consolidated statements of operations (adopted prospectively). Excess tax benefits from stock based compensation are now classified in net income within operating activities in the statement of cash flows instead of being separately stated in financing activities for the year ended December 31, 2017 (adopted prospectively). Amendments related to the presentation of employee taxes paid within financing activities in the statement of cash flows have been adopted retrospectively and prior period reclassifications will be made. Following the adoption of the new standard, the Company has elected to continue to estimate forfeitures. The adoption did not impact the existing classification of the awards.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt this ASU in the first quarter of 2018. This ASU requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The purpose of this ASU is to eliminate the stranded tax effects resulting from the Tax Reform Act. The underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt this ASU in the first quarter of 2018. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company will recognize a reclassification from accumulated other comprehensive income to retained earnings in the statement of financial position as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Cash and cash equivalents as of December 31, 2017 and 2016 includes $25,218,000 and $23,450,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston.

NOTE 3 – SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated. Gross unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive loss.

	December 31, 2017				December 31, 2016
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available for sale securities:
Corporate debt securities	$16,975	$24	$(78)	$16,921	$22,051	$147	$(150)	$22,048

	$16,975	$24	$(78)	$16,921	$22,051	$147	$(150)	$22,048

Held to maturity securities:
U.S. government sponsored mortgage-backed securities	$142,383	$145	$(2,089)	$140,439	$112,543	$306	$(1,289)	$111,560
Corporate debt securities	17,707	239	—	17,946	17,654	251	—	17,905

	$160,090	$384	$(2,089)	$158,385	$130,197	$557	$(1,289)	$129,465

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2017 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
Due within one year	$12,753	$12,777	$7,003	$7,019
Due after one year through five years	4,222	4,144	12,747	12,918
Due after five years through ten years	—	—	32,640	32,143
Due after ten years	—	—	107,700	106,305

	$16,975	$16,921	$160,090	$158,385

At December 31, 2017 and 2016, securities with a carrying value of $5,582,000 and $4,721,000, respectively, were pledged to secure securities sold under agreements to repurchase. Securities with a carrying value of $47,666,000 and $37,561,000 were pledged to secure borrowings with the Federal Home Loan Bank of Boston at December 31, 2017 and 2016, respectively, and securities with a carrying value of $15,780,000 and $15,739,000 were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017 proceeds from the sale of securities available for sale amounted to $5,038,000, resulting in realized gains of $38,000. There were no sales of securities available for sale during the years ending December 31, 2016 and 2015.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan.

These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are consolidated in our consolidated balance sheets in other assets and consisted primarily of cash and cash equivalents and mutual funds, and are classified as trading securities and recorded at fair value. The fair value of these investments at December 31, 2017 and December 31, 2016 was $2.8 million and $2.6 million, respectively. For the years ended December 31, 2017 and 2016, the net gain on these investments still held at the reporting date was $159,000 and $36,000, respectively. Refer to Note 15 – Employee Benefit Plans, for more information on the non-qualified deferred compensation plan.

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

		Less than 12 Months		12 Months and Over
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
December 31, 2017:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,144	$(78)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	81	64,056	(718)	62,798	(1,371)

Total temporarily impaired securities	82	$64,056	$(718)	$66,942	$(1,449)

December 31, 2016:
Available-for-sale
Corporate debt securities	1	$4,130	$(150)	$—	$—
Held-to-maturity
U.S. government sponsored mortgage-backed securities	57	77,474	(1,097)	6,518	(192)

Total temporarily impaired securities	58	$81,604	$(1,247)	$6,518	$(192)

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

At December 31, 2017, 82 debt securities had unrealized losses with aggregate depreciation of 1.63% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

A summary of the balances of loans follows:

	December 31,
	2017	2016
Mortgage loans on real estate:
Residential one-to-four family	$1,333,058	$997,336
Commercial real estate	642,072	491,838
Home equity lines of credit	178,624	167,465
Construction	53,045	89,003

Total real estate loans	2,206,799	1,745,642

Other loans:
Commercial	63,722	63,404
Indirect auto	30,227	60,240
Consumer	435	439

	94,384	124,083

Total loans	2,301,183	1,869,725
Net deferred loan costs	3,426	3,622
Net unamortized mortgage premiums	8,661	6,273
Allowance for loan losses	(16,312)	(13,585)

Total loans, net	$2,296,958	$1,866,035

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2017 and 2016. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2017
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$4,828	$1,572	$—	$—	$6,400
Commercial real estate	4,885	1,698	—	—	6,583
Construction	1,219	(455)	—	—	764
Commercial	728	30	—	—	758
Home equity lines of credit	1,037	(90)	—	—	947
Indirect auto	362	(109)	(45)	22	230
Consumer	9	12	(14)	2	9
Unallocated	517	104	—	—	621

Total	$13,585	$2,762	$(59)	$24	$16,312

	Year Ended December 31, 2016
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$3,574	$1,254	$—	$—	$4,828
Commercial real estate	4,478	407	—	—	4,885
Construction	801	418	—	—	1,219
Commercial	613	115	—	—	728
Home equity lines of credit	928	109	—	—	1,037
Indirect auto	623	(232)	(85)	56	362
Consumer	10	10	(16)	5	9
Unallocated	213	304	—	—	517

Total	$11,240	$2,385	$(101)	$61	$13,585

	Year Ended December 31, 2015
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$2,364	$1,274	$(64)	$—	$3,574
Commercial real estate	4,043	435	—	—	4,478
Construction	228	573	—	—	801
Commercial	458	131	—	24	613
Home equity lines of credit	828	(99)	—	199	928
Indirect auto	778	(48)	(139)	32	623
Consumer	11	9	(16)	6	10
Unallocated	171	42	—	—	213

Total	$8,881	$2,317	$(219)	$261	$11,240

	Year Ended December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,688	$147	$1,330,370	$6,253	$1,333,058	$6,400
Commercial real estate	2,877	—	639,195	6,583	642,072	6,583
Construction	—	—	53,045	764	53,045	764
Commercial	—	—	63,722	758	63,722	758
Home equity lines of credit	—	—	178,624	947	178,624	947
Indirect auto	4	—	30,223	230	30,227	230
Consumer	—	—	435	9	435	9
Unallocated	—	—	—	621	—	621

Total	$5,569	$147	$2,295,614	$16,165	$2,301,183	$16,312

	Year Ended December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,896	$154	$994,440	$4,674	$997,336	$4,828
Commercial real estate	3,364	—	488,474	4,885	491,838	4,885
Construction	—	—	89,003	1,219	89,003	1,219
Commercial	—	—	63,404	728	63,404	728
Home equity lines of credit	200	—	167,265	1,037	167,465	1,037
Indirect auto	15	—	60,225	362	60,240	362
Consumer	—	—	439	9	439	9
Unallocated	—	—	—	517	—	517

Total	$6,475	$154	$1,863,250	$13,431	$1,869,725	$13,585

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2017 and 2016:

	Impaired loans with a related allowance for credit losses at December 31, 2017
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$725	$725	$147

Totals	$725	$725	$147

	Impaired loans with no related allowance for credit losses at December 31, 2017
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$1,963	$2,052	$—
Commercial real estate	2,877	2,877	—
Indirect auto	4	4	—

Totals	$4,844	$4,933	$—

	Impaired loans with a related allowance for credit losses at December 31, 2016
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$740	$740	$154

Totals	$740	$740	$154

	Impaired loans with no related allowance for credit losses at December 31, 2016
		Unpaid	Related
	Recorded	Principal	Allowance For
	Investment	Balance	Credit Losses
Residential one-to-four family	$2,156	$2,278	$—
Commercial real estate	3,364	3,364	—
Home equity lines of credit	200	200	—
Indirect auto	15	15	—

Totals	$5,735	$5,857	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$897	$32	$1,273	$33	$1,265	$33
Commercial real estate	—	—	3,124	136	3,230	123

Totals	$897	$32	$4,397	$169	$4,495	$156

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,986	$94	$2,977	$78	$4,296	$95
Commercial real estate	3,159	140	784	34	744	30
Home equity lines of credit	106	13	200	8	286	8
Indirect auto	6	—	12	—	8	—

Totals	$5,257	$247	$3,973	$120	$5,334	$133

At December 31, 2017, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2017 and 2016:

	December 31, 2017
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$711	$—	$260	$971	$—	$1,372
Home equity lines of credit	716	—	—	716	—	—
Other loans:
Indirect auto	347	30	4	381	—	4

	$1,774	$30	$264	$2,068	$—	$1,376

	December 31, 2016
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$—	$—	$497	$497	$—	$1,804
Home equity lines of credit	57	486	—	543	—	—
Other loans:
Indirect auto	460	106	15	581	—	15

	$517	$592	$512	$1,621	$—	$1,819

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial, commercial real estate, and construction loans. On an annual basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of its commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following table presents the Company’s loans by risk rating at December 31, 2017 and 2016. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$344	$2,060	$1,330,654	$1,333,058
Commercial real estate	638,254	—	3,818	—	642,072
Construction	53,045	—	—	—	53,045
Commercial	63,682	40	—	—	63,722
Home equity lines of credit	—	—	772	177,852	178,624
Indirect auto	—	—	—	30,227	30,227
Consumer	—	—	—	435	435

Total	$754,981	$384	$6,650	$1,539,168	$2,301,183

	December 31, 2016
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$351	$2,509	$994,476	$997,336
Commercial real estate	471,491	16,032	4,315	—	491,838
Construction	89,003	—	—	—	89,003
Commercial	63,404	—	—	—	63,404
Home equity lines of credit	—	—	799	166,666	167,465
Indirect auto	—	—	—	60,240	60,240
Consumer	—	—	—	439	439

Total	$623,898	$16,383	$7,623	$1,221,821	$1,869,725

(A)	Residential one-to-four family, home equity lines of credit, indirect auto and consumer loans are not formally risk rated by the Company unless the loans become delinquent.

The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market. During the year ended December 31, 2017, no loans were modified and determined to be TDRs and one existing TDR was modified again to extend the maturity. During the year ended December 31, 2016, four loans were modified and determined to be TDRs (three of which had previously been restructured and determined to be TDRs).

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31, 2017	December 31, 2016
TDRs on Accrual Status	$4,194	$4,656
TDRs on Non-accrual Status	645	1,442

Total TDRs	$4,839	$6,098

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$147	$154

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the the years ended December 31, 2017 and 2016 and the outstanding recorded investment subsequent to the modifications occurring:

	Year Ended December 31, 2017
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Commercial real estate	1	$273	$273

	1	$273	$273

	Year Ended December 31, 2016
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment (a)
Real estate loans:
Residential one-to-four family	1	$621	$699
Commercial real estate	3	3,394	3,394

	4	$4,015	$4,093

(a)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest or taxes.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the years ended
	December 31, 2017	December 31, 2016
Capitalization of interest, taxes and extended maturity	$—	$699
Extended maturity	273	3,394

Total	$273	$4,093

For purposes of this table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	For the years ended December 31,
	2017		2016		2015
	Number	Recorded	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment	of Contracts	Investment
TDRs that subsequently defaulted

Residential one-to-four family	—	$—	1	$497	—	$—

Totals	—	$—	1	$497	—	$—

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $0 and $497,000 as of December 31, 2017 and December 31, 2016, respectively. The Company did not have any foreclosed residential real estate property held as of December 31, 2017 or December 31, 2016.

Pledged Loans

At December 31, 2017 and 2016, $1.4 billion and $1.1 billion in loans, respectively, were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. The Company also periodically sells auto loans to other financial institutions without recourse or other credit enhancements and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2017, 2016 and 2015 were $70.5 million, $11.4 million and $19.1 million, respectively, with net gains recognized in non-interest income of $936,000, $271,000 and $367,000, respectively. No auto loans were sold for cash during the years ended December 31, 2017 and 2016. Auto loans sold for cash during the year ended December 31, 2015 were $3.5 million, respectively, with net gains recognized in non-interest income of $28,000. At December 31, 2017 and 2016, residential mortgage loans previously sold and serviced by the Company were $114.5 million and $59.8 million, respectively. At December 31, 2017 and 2016, auto loans previously sold and serviced by the Company were $10.5 million and $28.2 million, respectively. There were no liabilities incurred during the years ended December 31, 2017 and 2016 in connection with these loan sales.

On March 16, 2006, seventeen loans with an aggregate principal balance of $10.5 million were sold to another financial institution. The agreement related to this sale contained provisions requiring the Company to repurchase any loan that became 90 days past due during the initial 120 months. The Company would repurchase the past due loan for 100 percent of the unpaid principal plus interest to repurchase date. During the twelve months ended December 31, 2016, the recourse provision expired and both the loans and recourse obligation were derecognized from the consolidated balance sheet. As of December 31, 2017 and 2016, the Company’s recorded balance of these loans sold with recourse amounted to $0. The Company did not incur any losses related to these loans.

Changes in mortgage servicing rights, which are included in other assets, were as follows:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$403	$479	$476
Capitalization	508	85	99
Amortization	(130)	(101)	(93)
Valuation allowance adjustment	74	(60)	(3)

Balance at end of period	$855	$403	$479

As of December 31, 2017 and 2016, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2017	2016
Land	$161	$161
Buildings	3,516	3,424
Leasehold improvements	1,414	1,399
Furniture and equipment	4,350	3,979

	9,441	8,963
Accumulated depreciation	(7,187)	(6,608)

	$2,254	$2,355

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 amounted to $595,000, $621,000 and $726,000, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company determined that certain assets had no future economic benefit to the Company and recorded impairment charges of $18,000, $16,000, and $6,000, respectively, within equipment expense on the consolidated statements of operations.

During the year ended December 31, 2016, assets with a cost of $3.5 million that were fully depreciated and no longer in use were disposed of. No gain or loss was recognized as a result of this disposal.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and 2016 was $128.7 million and $74.4 million, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

2018	$226,910
2019	94,797
2020	129,044
2021	42,587
2022	11,376

$504,714

Included in time deposits are brokered deposits of $247.2 million at December 31, 2017 and $156.4 million at December 31, 2016.

The amounts of overdraft deposits that were reclassified to loans at December 31, 2017 and 2016 were $48,000 and $36,000, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers and their affiliates totaled $8.5 million and $11.0 million at December 31, 2017 and 2016, respectively.

Secured Deposits

The Bank has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, an irrevocable letter of credit is issued to secure public unit deposit accounts. These letters of credit are secured by a blanket security agreement on qualified collateral, principally mortgage loans, home equity lines of credit, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding letters of credit. The amount of funds available to the Bank through the FHLB is reduced by any letters of credit outstanding. At December 31, 2017 and 2016, there were $5.0 million and $0 letters of credit outstanding.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Fixed rate FHLB advances with an original maturity of less than one year, amounted to $305.9 million and $131.6 million at December 31, 2017 and 2016, respectively, at a weighted average rate of 1.52% and 0.79%, respectively. The Bank also has an available line of credit with the FHLB in the amount of $5.6 million at December 31, 2017 and 2016 at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, home equity lines of credit, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $279.2 million and $289.7 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $3.3 million and $2.0 million at December 31, 2017 and 2016, respectively, mature on a daily basis and are secured by U.S. government sponsored mortgage-backed securities. The weighted average interest rate on these agreements was 0.15% at December 31, 2017 and 2016.

The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts. The repurchase agreements stipulate that the securities are not delivered to the customer and instead are held in segregated safekeeping accounts maintained by the Company’s safekeeping agent.

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2017 and 2016 consists of the following fixed rate FHLB advances:

	Amount		Weighted Average Rate
	2017	2016	2017	2016
Fixed rate advances maturing:
2017	$—	$35,000	—%	1.14%
2018	47,000	47,000	1.63%	1.63%
2019	225,250	225,250	1.49%	1.49%
2020	35,000	20,000	1.76%	1.75%
2021	15,000	—	2.03%	—%
2022	95,000	—	2.17%	—%
2031	—	50,000	—%	0.39%

	$417,250	$377,250	1.70%	1.34%

Included in the advances above at December 31, 2016 was a long-term advance in the amount of $50.0 million with an interest rate of 0.39% which was callable by the FHLB on September 12, 2017. The advance was called on September 12, 2017.

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2017	2016	2015
Current tax provision:
Federal	$7,386	$7,212	$4,223
State	1,961	1,954	1,120

	9,347	9,166	5,343

Deferred tax expense (benefit):
Federal	(71)	(1,391)	(799)
State	(20)	(350)	(222)
Effect of change in statutory federal tax rate	2,626	—	—

	2,535	(1,741)	(1,021)

Total provision for income taxes	$11,882	$7,425	$4,322

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.8	5.4	5.3
Bank-owned life insurance	(1.5)	(1.9)	(2.7)
Tax exempt income	(0.6)	(0.8)	(0.3)
Change in statutory federal tax rate	10.0	—	—
Share based compensation	(3.5)	1.2	1.9
Other, net	1.0	(0.6)	0.3

Effective tax rates	45.2%	38.3%	38.5%

The components of the net deferred tax asset are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Employee benefit and deferred compensation plans	$2,375	$3,827
Allowance for loan losses	4,596	5,577
Accrued rent	8	10
Interest on non-performing loans	34	50
Stock options	356	547
Unrealized loss on securities available for sale	15	1
ESOP	92	116

Gross deferred tax assets	7,476	10,128

Deferred tax liabilities:
Mortgage servicing rights	(240)	(164)
Deferred loan origination costs	(860)	(1,104)
Restricted stock awards	(280)	(140)
Depreciation	(201)	(305)
Unrecognized retirement benefit	(58)	(72)
Other	(43)	(22)

Gross deferred tax liabilities	(1,682)	(1,807)

Net deferred tax asset	$5,794	$8,321

The Company does not have any uncertain tax positions at December 31, 2017 or 2016 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2014 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2017 and 2016 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 28%.

The Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the Company remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. As a result, the Company recorded a one-time charge of $2.63 million, recorded within income tax expense.

NOTE 11 – OFF-BALANCE SHEET ARRANGEMENTS

Credit-Related Financial Instruments

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant and purchase loans, commitments under lines of credit, commitments under construction loans and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet financial instruments.

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2017	2016
Commitments to grant loans	$23,702	$44,677
Unfunded commitments under lines of credit	325,768	259,124
Unadvanced portion of construction loans	11,486	36,555
Standby letters of credit	561	658
Commitments to purchase loans	65,692	62,036

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2017, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2018	$361
2019	359
2020	266
2021	122
2022	122
Thereafter	122

$1,352

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $363,000, $384,000 and $398,000, respectively.

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

On July 2, 2013, the Federal Reserve Bank (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”). On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.

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

Management believes, as of December 31, 2017 and 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios as of December 31, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$194,287	11.30%	$137,498	8.00%	$158,982	9.25%	$180,466	10.50%	N/A	N/A
Belmont Savings Bank	189,311	11.01%	137,497	8.00%	158,981	9.25%	180,465	10.50%	$171,871	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$103,123	6.00%	$124,607	7.25%	$146,092	8.50%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	103,123	6.00%	124,607	7.25%	146,091	8.50%	$137,497	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$77,343	4.50%	$98,827	5.75%	$120,311	7.00%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	77,342	4.50%	98,826	5.75%	120,310	7.00%	$111,716	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$177,939	6.97%	$102,148	4.00%	$102,148	4.00%	$102,148	4.00%	N/A	N/A
Belmont Savings Bank	172,963	6.77%	102,147	4.00%	102,147	4.00%	102,147	4.00%	$127,683	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Consolidated	$174,465	11.72%	$119,116	8.00%	$128,422	8.625%	$156,340	10.50%	N/A	N/A
Belmont Savings Bank	169,499	11.38%	119,114	8.00%	128,420	8.625%	156,337	10.50%	$148,893	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$89,337	6.00%	$98,643	6.625%	$126,561	8.50%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	89,336	6.00%	98,641	6.625%	126,559	8.50%	$119,114	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$160,817	10.80%	$67,003	4.50%	$76,309	5.125%	$104,227	7.00%	N/A	N/A
Belmont Savings Bank	155,851	10.47%	67,002	4.50%	76,308	5.125%	104,225	7.00%	$96,780	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$160,817	7.63%	$84,253	4.00%	$84,253	4.00%	$84,253	4.00%	N/A	N/A
Belmont Savings Bank	155,851	7.40%	84,251	4.00%	84,251	4.00%	84,251	4.00%	$105,314	5.00%

Stock Repurchase Plans. From time to time, the Company’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. As of December 31, 2017 and December 31, 2016, the Company had an active stock repurchase plan to repurchase up to 500,000 shares of the Company’s common stock. During the twelve months ended December 31, 2017, 2016 and 2015 no shares were repurchased under the repurchase plan.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (the “Plan”). The purpose of the Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At December 31, 2017 and 2016, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded.

Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,521	$1,316
Service cost	253	261
Interest cost	66	57
Actuarial gain	(42)	(113)

Benefit obligation at end of year	1,798	1,521

Funded status at end of year	$(1,798)	$(1,521)

Accrued pension benefit	$(2,003)	$(1,696)

Accumulated benefit obligation	$1,175	$985

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2017	2016
Discount rate	3.80%	4.35%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2017	2016
Service cost	$253	$261
Interest cost	66	57
Amortization of gain	(19)	—
Amortization of prior service cost	6	6

Net periodic cost	$306	$324

Other changes in benefit obligations recognized in other comprehensive loss are as follows:

	December 31,
	2017	2016
Amortization of prior service cost	$(6)	$(6)
Amortization of unrecognized gain	19	—
Net actuarial gain	(42)	(112)

Total recognized in other comprehensive loss	$(29)	$(118)

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2017	2016
Discount rate	4.35%	4.30%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive income, before tax effects, consist of the following:

	December 31,
	2017	2016
Unrecognized prior service cost	$40	$46
Unrecognized net gain	(245)	(222)

	$(205)	$(176)

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension expense during the year ending December 31, 2018 is $6,000. The estimated unrecognized net gain that will be accreted from accumulated other comprehensive income into net periodic pension expense during the year ending December 31, 2018 is $18,500.

The Company does not expect to contribute to the Plan in 2018.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2018	$—
2019	57
2020	191
2021	267
2022	267
Years 2023-2027	1,565

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for certain eligible executive officers that do not participate in the Belmont Savings Bank Supplemental Executive Retirement Plan which provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2017 and 2016 relating to these plans was $2.6 million and $2.3 million, respectively. The discount rate used to determine the Company’s obligation was 3.8% and 4.35% during the years ended December 31, 2017 and 2016, respectively. The projected rate of salary increase was 3% during the years ended December 31, 2017 and 2016. Total supplemental retirement plan expense amounted to $331,000, $233,000 and $254,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2017 and 2016 relating to this plan was $697,000 and $661,000, respectively. The discount rate used to determine the Company’s obligation was 3.8% and 4.35% during the years ended December 31, 2017 and 2016, respectively. Total supplemental retirement plan expense amounted to $64,000, $55,000 and $17,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of the Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $2.3 million, $2.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Contribution Plan

The Bank sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2017, 2016 and 2015 totaled $891,000, $839,000 and $842,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year to an individual deferred compensation account established by the Bank. Compensation that is deferred is held in a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Bank primarily for purposes of providing a vehicle for deferred compensation for certain Directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of December 31, 2017 and 2016, the recorded liability relating to the Rabbi Trust was $2.8 million and $2.6 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate on the first business day of each calendar year, or 3.75% for 2017. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2017, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2018	$96
2019	100
2020	104
2021	110
2022	115
Thereafter	3,444

$3,969

Shares held by the ESOP include the following:

	December 31,
	2017	2016
Unallocated	363,091	378,379
Allocated	84,813	72,598

	447,904	450,977

The fair value of unallocated shares was approximately $10.6 million at December 31, 2017 and $11.0 million at December 31, 2016. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2017, 2016 and 2015 was $444,000, $360,000 and $321,000, respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of BSB Bancorp, Inc. approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan. The table below presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2017 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

On February 8, 2017, the stockholders of the Company approved the BSB Bancorp, Inc. 2017 Equity Incentive Plan. The BSB Bancorp, Inc. 2017 Equity Incentive Plan authorized the issuance or delivery to participants of up to 487,200 shares of BSB Bancorp, Inc. common stock pursuant to grants of restricted stock awards and/or restricted stock unit awards. On March 15, 2017, 487,200 restricted stock awards were granted under the Plan at $27.10, the grant date fair value per share, with a ten year vesting period and an estimated 2.64% forfeiture rate. The awards are not deemed to be participating securities. Upon the approval of this new plan, the Company canceled the existing 2012 Equity Incentive Plan and no further awards will be granted out of that plan.

The following table presents the amount of cumulatively granted restricted stock awards, net of forfeitures, through December 31, 2017 under the BSB Bancorp, Inc. 2017 Equity Incentive Plan:

	Authorized	Authorized		Cumulative Granted Net of Forfeitures		Outstanding Total
	Stock Option Awards	Restricted Stock Awards	Authorized Total	Stock Option Awards	Restricted Stock Awards
2012 Equity Incentive Plan	917,286	366,914	1,284,200	889,092	363,570	1,252,662
2017 Equity Incentive Plan	—	487,200	487,200	—	483,302	483,302

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended
	December 31,
	2017	2016	2015
Stock based compensation expense
Stock options	$724	$780	$791
Restricted stock awards	1,835	869	869

Total stock based award expense	$2,559	$1,649	$1,660

Related tax benefits recognized in earnings	$874	$492	$481

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	For the year ended
	December 31,
	2017	2016	2015
Weighted average grant date fair value of options granted	$—	$4.63	$3.90
Intrinsic value of stock options exercised	3,299	368	226
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	—	—

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2017
	Amount	Weighted average period
Stock options	$136	2.36
Restricted stock	10,574	9.19

Total	$10,710

The Company granted the awards presented in the table below. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

•	Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of the Company’s shares.

•	Expected term represents the period of time that the option is expected to be outstanding. The Company determined the expected life using the “Simplified Method.”

•	Expected dividend yield is determined based on management’s expectations regarding issuing dividends in the foreseeable future.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings is based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Date of grant	3/1/2016	2/25/2015	2/11/2015
Options granted	27,500	5,414	7,828
Exercise price	$22.31	$18.83	$18.78
Vesting period (1)	5 years	5 years	5 years
Expiration date	3/1/2026	2/25/2025	2/11/2025
Expected volatility	16.13%	15.51%	15.52%
Expected term	6.5 years	6.5 years	6.5 years
Expected dividend yield	0%	0%	0%
Risk free interest rate	1.54%	1.70%	1.76%
Fair value	$4.63	$3.89	$3.91

(1)-	Vesting is ratably and the period begins on the date of grant.

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Awards for the year ended December 31, 2017 is presented in the tables below:

	Outstanding
	Stock option awards	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at January 1, 2017	804,484	$12.68
Granted	—	—
Exercised	(213,962)	12.17
Forfeited	—	—

Balance at December 31, 2017	590,522	$12.86	5.17	$9,676

Exercisable	543,763	$12.31	5.00	$9,209

	Non-vested restricted stock awards	Weighted average grant price
Balance at January 1, 2017	73,429	$12.22
Granted	487,200	27.10
Vested	(71,829)	12.10
Forfeited	(3,898)	27.10

Balance at December 31, 2017	484,902	$27.07

For the years ended December 31, 2017, 2016 and 2015, the fair value of shares vested during the year amounted to $2.2 million, $1.9 million and $1.6 million, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$14,386	$11,981	$6,914
Undistributed earnings attributable to participating securities	(108)	(190)	(167)

Net income available to common stockholders	$14,278	$11,791	$6,747

Weighted average shares outstanding, basic	8,754,393	8,571,861	8,465,177
Effect of dilutive shares	429,400	286,030	217,813

Weighted average shares outstanding, assuming dilution	9,183,793	8,857,891	8,682,990

Basic EPS	$1.63	$1.38	$0.80
Effect of dilutive shares	(0.08)	(0.05)	(0.02)

Diluted EPS	$1.55	$1.33	$0.78

For 2017, 2016 and 2015, average options to purchase 0, 22,992, and 17,159 shares of common stock were outstanding, respectively, but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2017 and 2016, related party loans were not significant.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2017 and 2016. There were no significant transfers between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

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

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist of mutual funds and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. The mutual funds were valued based on quoted prices from the market.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2017
Securities available for sale
Corporate debt securities	$—	$16,921	$—	$16,921
Trading securities
Rabbi Trust	2,808	—	—	2,808

Totals	$2,808	$16,921	$—	$19,729

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2016
Securities available for sale
Corporate debt securities	$—	$22,048	$—	$22,048
Trading securities
Rabbi Trust	2,606	—	—	2,606

Totals	$2,606	$22,048	$—	$24,654

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral. Fair value is measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

There were no impaired loans that were remeasured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral or and loans held for sale at December 31, 2017 and 2016.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. Non-financial assets also include mortgage servicing right assets that are remeasured and reported at the lower of cost or fair value. The following tables present the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	December 31, 2017
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$855

Totals	$—	$—	$855

	December 31, 2016
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$403

Totals	$—	$—	$403

There were no foreclosed assets at December 31, 2017 or 2016.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, interest bearing time deposits with other banks, Federal Home Loan Bank stock, bank owned life insurance, accrued interest, securities sold under agreements to repurchase, and mortgagors’ escrow accounts. The methodologies for other financial assets and financial liabilities are discussed below:

Securities held-to-maturity - The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

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

Federal Home Loan Bank advances - The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,888	$110,888	$110,888	$—	$—
Interest-bearing time deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	160,090	158,385	—	158,385	—
Federal Home Loan Bank stock	32,382	32,382	—	32,382	—
Bank owned life insurance	36,967	36,967	—	36,967
Loans, net	2,296,958	2,251,971	—	—	2,251,971
Accrued interest receivable	6,344	6,344	6,344	—	—

Financial liabilities:
Deposits	1,751,251	1,748,995	1,246,537	502,458	—
Federal Home Loan Bank advances	723,150	719,430	—	719,430	—
Securities sold under agreements to repurchase	3,268	3,268	—	3,268	—
Accrued interest payable	1,594	1,594	1,594	—	—
Mortgagors’ escrow accounts	4,690	4,690	—	4,690	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,876	$58,876	$58,876	$—	$—
Interest-bearing time deposits with other banks	234	233	—	233	—
Held-to-maturity securities	130,197	129,465	—	129,465	—
Federal Home Loan Bank stock	25,071	25,071	—	25,071	—
Bank owned life insurance	35,842	35,842	—	35,842
Loans, net	1,866,035	1,837,068	—	—	1,837,068
Accrued interest receivable	4,635	4,635	4,635	—	—

Financial liabilities:
Deposits	1,469,422	1,469,906	1,133,821	336,085	—
Federal Home Loan Bank advances	508,850	507,773	—	507,773	—
Securities sold under agreements to repurchase	1,985	1,985	—	1,985	—
Accrued interest payable	1,023	1,023	1,023	—	—
Mortgagors’ escrow accounts	3,341	3,341	—	3,341	—

NOTE 21 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	Year Ended December 31, 2017
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(13)	$5	$(8)
Reclassification adjustment for net gains included in net income[1]	(38)	15	(23)

Net change in fair value of securities available for sale	(51)	20	(31)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	42	(17)	25
Reclassification adjustment included in net income[2]	(13)	5	(8)

Net change defined-benefit post-retirement benefit plans	29	(12)	17

Total other comprehensive loss	$(22)	$8	$(14)

	Year Ended December 31, 2016
	Pre Tax	Tax	After Tax
	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$247	$(98)	$149

Net change in fair value of securities available for sale	247	(98)	149

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	112	(46)	66
Reclassification adjustment included in net income[2]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	118	(48)	70

Total other comprehensive income	$365	$(146)	$219

	Year Ended December 31, 2015
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(130)	$52	$(78)

Net change in fair value of securities available for sale	(130)	52	(78)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	(33)	13	(20)
Reclassification adjustment included in net income[2]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	(27)	11	(16)

Total other comprehensive loss	$(157)	$63	$(94)

1-	Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of operations as follows; the pre-tax amount is included in net gain on sales of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.
2-	Reclassification adjustments are comprised of amortization of prior service cost and unrecognized gain and have been reclassified out of accumulated other comprehensive income (loss). The amounts affected certain lines in the consolidated statements of operations as follows: amortization of prior service cost and unrecognized gain is included in salaries and employee benefits expense. The tax expense amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2017	December 31, 2016
Net unrealized holding loss on available-for-sale securities, net of tax	$(32)	$(1)
Unrecognized benefit pertaining to defined benefit plan, net of tax	121	104

Accumulated other comprehensive income	$89	$103

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, that allows companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense.

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2017	2016
Assets

Cash and cash equivalents held at Belmont Savings Bank	$919	$519
Investment in Belmont Savings Bank	173,054	155,955
Investment in BSB Funding Corp.	4,065	4,436
Other assets	45	62

Total assets	$178,083	$160,972

Liabilities and Stockholders’ Equity

Accrued expenses	$38	$37
Other liabilities	16	14

Total liabilities	54	51

Stockholders’ equity	178,029	160,921

Total liabilities and stockholders’ equity	$178,083	$160,972

Condensed Statements of Operations

	Years Ended December 31,
	2017	2016	2015
Interest and dividend income:
Interest on cash equivalents	$—	$—	$1
Dividends from subsidiaries	—	—	—

Total interest and dividend income	—	—	1
Interest expense	—	—	—

Net interest and dividend income	—	—	1
Non-interest income	—	—	—
Non-interest expense	230	219	242

Loss before income taxes and equity in undistributed earnings of subsidiaries	(230)	(219)	(241)
Income tax benefit	(94)	(89)	(96)

Loss before equity in income of subsidiaries	(136)	(130)	(145)
Equity in undistributed earnings of Belmont Savings Bank	14,432	12,025	6,976
Equity in undistributed earnings of BSB Funding Corp	90	86	83

Net income	$14,386	$11,981	$6,914

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$14,386	$11,981	$6,914
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(14,432)	(12,025)	(6,976)
Equity in undistributed earnings of BSB Funding Corp.	(90)	(86)	(83)
Deferred income tax expense	—	—	190
Other, net	26	(27)	720

Net cash (used in) provided by operating activities	(110)	(157)	765

Cash flows from investing activities:
Return of capital from BSB Funding Corp.	460	—	600
Investment in Belmont Savings Bank	—	—	(3,800)

Net cash provided by (used in) investing activities	460	—	(3,200)

Cash flows from financing activities:
Proceeds from exercise of stock options, net of cash paid	50	298	228
Restricted stock awards issued, net of awards surrendered	—	(118)	(51)

Net cash provided by financing activities	50	180	177

Net increase (decrease) in cash and cash equivalents	400	23	(2,258)
Cash and cash equivalents at beginning of period	519	496	2,754

Cash and cash equivalents at end of period	$919	$519	$496

NOTE 23 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows:

	Years Ended December 31,
	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$21,114	$19,758	$18,764	$17,506	$16,291	$15,726	$15,164	$14,439
Interest expense	6,414	5,579	4,816	4,245	3,918	3,699	3,457	3,158

Net interest income	14,700	14,179	13,948	13,261	12,373	12,027	11,707	11,281
Provision for loan losses	691	535	707	829	601	443	741	599

Net interest income, after provision for loan losses	14,009	13,644	13,241	12,432	11,772	11,584	10,966	10,682
Non-interest income	1,117	885	995	630	703	680	705	660
Non-interest expense	7,636	7,929	7,645	7,476	7,045	7,066	6,984	7,252

Income before taxes	7,490	6,600	6,591	5,586	5,430	5,198	4,687	4,090
Income tax expense	5,382	2,001	2,579	1,920	2,120	2,018	1,735	1,551

Net income	$2,108	$4,599	$4,012	$3,666	$3,310	$3,180	$2,952	$2,539

Earnings per common share
Basic	$0.24	$0.52	$0.45	$0.42	$0.38	$0.36	$0.34	$0.29
Diluted	$0.23	$0.50	$0.43	$0.40	$0.37	$0.35	$0.33	$0.28

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2017. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of BSB Bancorp, Inc. is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance and Board Matters” and “Proposal I—Election of Directors.” Information regarding compliance with Section 16(a) of the Exchange Act, our procedures for stockholders to submit recommendations for director candidates, and the audit committee and audit committee financial expert, is incorporated herein by reference from our definitive Proxy Statement, specifically the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017). †

10.6	2018 Belmont Savings Bank Incentive Compensation Plan †

10.7	Belmont Savings Bank Supplemental Executive Retirement Plan †

10.8	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.9	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.10	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.11	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

10.12	BSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 3, 2017). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.1	Consent of Baker Newman & Noyes, P.A., LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNAT URES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 14, 2018	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 14, 2018

/s/ Robert J. Morrissey Robert J. Morrissey	Chairman of the Board	March 14, 2018

/s/ John A. Borelli John A. Borelli	Director	March 14, 2018

/s/ M. Patricia Brusch M. Patricia Brusch	Director	March 14, 2018

/s/ Warren Farrell S. Warren Farrell	Director	March 14, 2018

Signatures	Title	Date

/s/ Richard J. Fougere Richard J. Fougere	Director	March 14, 2018

/s/ John W. Gahan, III John W. Gahan, III	Director	March 14, 2018

/s/ John A. Greene John A. Greene	Director	March 14, 2018

/s/ Paul E. Petry Paul E. Petry	Director	March 14, 2018

/s/ John A. Whittemore John A. Whittemore	Director	March 14, 2018