Form 10-Q
period 2018-03-31
BSB Bancorp, Inc.
filed 2018-05-04
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 9,742,571 shares of common stock, par value $0.01 per share, outstanding as of April 27, 2018.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$1,941	$1,771
Interest-bearing deposits in other banks	105,137	109,117

Cash and cash equivalents	107,078	110,888
Interest-bearing time deposits with other banks	2,460	2,440
Investments in available-for-sale securities	12,025	16,921
Investments in held-to-maturity securities (fair value of $152,267 as of March 31, 2018 (unaudited) and $158,385 as of December 31, 2017)	155,559	160,090
Federal Home Loan Bank stock, at cost	31,988	32,382
Loans, net of allowance for loan losses of $16,584 as of March 31, 2018 (unaudited) and $16,312 as of December 31, 2017	2,379,019	2,296,958
Premises and equipment, net	2,312	2,254
Accrued interest receivable	6,086	6,344
Deferred tax asset, net	5,648	5,794
Income taxes receivable	—	53
Bank-owned life insurance	37,235	36,967
Other assets	8,192	5,474

Total assets	$2,747,602	$2,676,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$218,577	$221,462
Interest-bearing	1,654,442	1,529,789

Total deposits	1,873,019	1,751,251
Federal Home Loan Bank advances	662,250	723,150
Securities sold under agreements to repurchase	3,738	3,268
Accrued interest payable	1,546	1,594
Deferred compensation liability	8,035	7,919
Income taxes payable	980	—
Other liabilities	13,469	11,354

Total liabilities	2,563,037	2,498,536

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,741,471 and 9,707,665 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	97	97
Additional paid-in capital	95,264	94,590
Retained earnings	92,875	86,884
Accumulated other comprehensive (loss) income	(77)	89
Unearned compensation - ESOP	(3,594)	(3,631)

Total stockholders’ equity	184,565	178,029

Total liabilities and stockholders’ equity	$2,747,602	$2,676,565

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$20,698	$16,387
Interest on taxable debt securities	948	775
Dividends	384	256
Other interest income	389	88

Total interest and dividend income	22,419	17,506

Interest expense:
Interest on deposits	4,421	2,613
Interest on Federal Home Loan Bank advances	2,859	1,631
Interest on securities sold under agreements to repurchase	1	1

Total interest expense	7,281	4,245

Net interest and dividend income	15,138	13,261
Provision for loan losses	274	829

Net interest and dividend income after provision for loan losses	14,864	12,432

Noninterest income:
Customer service fees	201	182
Income from bank-owned life insurance	268	252
Net gain on sales of loans	312	8
Loan servicing fee income	117	116
Net (loss) gain on investments held in Rabbi trust	(24)	45
Other income	21	27

Total noninterest income	895	630

Noninterest expense:
Salaries and employee benefits	4,861	4,659
Director compensation	195	303
Occupancy expense	264	266
Equipment expense	83	123
Deposit insurance	489	402
Data processing	735	694
Professional fees	261	288
Marketing	266	278
Other expense	531	463

Total noninterest expense	7,685	7,476

Income before income tax expense	8,074	5,586
Income tax expense	2,064	1,920

Net income	$6,010	$3,666

Earnings per share
Basic	$0.68	$0.42
Diluted	$0.64	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2018	2017
	(unaudited)
Net income	$6,010	$3,666
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(56)	67
Net change in fair value of cash flow hedge	(129)	—

Total other comprehensive (loss) income	(185)	67

Total comprehensive income	$5,825	$3,733

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Compensation - ESOP	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	3,666	—	—	3,666
Other comprehensive income	—	—	—	—	67	—	67
ESOP shares committed to be released	—	—	68	—	—	38	106
Stock based compensation-restricted stock awards	—	—	268	—	—	—	268
Stock based compensation-stock options	—	—	189	—	—	—	189
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid for income taxes	91,174	1	(265)	—	—	—	(264)

Balance at March 31, 2017	9,688,451	$97	$92,268	$76,164	$170	$(3,746)	$164,953

Balance at December 31, 2017	9,707,665	$97	$94,590	$86,884	$89	$(3,631)	$178,029
Net income	—	—	—	6,010	—	—	6,010
Other comprehensive loss	—	—	—	—	(185)	—	(185)
Reclassification of income tax effects related to items stranded within accumulated other comprehensive income from the Tax Cuts and Jobs Act	—	—	—	(19)	19	—	—
ESOP shares committed to be released	—	—	77	—	—	37	114
Stock based compensation-restricted stock awards	—	—	330	—	—	—	330
Stock based compensation-stock options	—	—	22	—	—	—	22
Restricted stock awards surrendered to cover income taxes	(12,869)	—	(272)	—	—	—	(272)
Proceeds from exercises of stock options, net of cash paid for income taxes	46,675	—	517	—	—	—	517

Balance at March 31, 2018	9,741,471	$97	$95,264	$92,875	$(77)	$(3,594)	$184,565

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,010	$3,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	199	206
Gain on sales of loans, net	(312)	(8)
Loans originated for sale	(304)	(268)
Proceeds from sales of loans	21,101	276
Provision for loan losses	274	829
Change in net unamortized mortgage premiums	(270)	(666)
Change in net deferred loan costs	(18)	128
ESOP expense	114	106
Stock based compensation expense	352	457
Depreciation and amortization expense	141	153
Impairment of fixed assets	2	18
Gain on the sale of fixed assets	(11)	—
Deferred income tax expense	219	254
Increase in bank-owned life insurance	(268)	(252)
Net change in:
Accrued interest receivable	258	(222)
Other assets	(1,372)	270
Income taxes receivable	53	(648)
Income taxes payable	980	—
Accrued interest payable	(48)	90
Deferred compensation liability	116	198
Other liabilities	1,197	3,038

Net cash provided by operating activities	28,413	7,625

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	380	134
Purchases of interest-bearing time deposits with other banks	(400)	(135)
Proceeds from maturities of available-for-sale securities	4,800	—
Proceeds from maturities and payments of held-to-maturity securities	12,315	6,527
Purchases of held-to-maturity securities	(7,966)	(10,525)
Redemption of Federal Home Loan Bank stock	3,994	—
Purchases of Federal Home Loan Bank stock	(3,600)	(4,534)
Recoveries of loans previously charged off	10	4
Loan originations and principal collections, net	(15,252)	(15,765)
Purchases of loans	(87,290)	(102,137)
Proceeds from the sale of fixed assets	25	—
Capital expenditures	(215)	(156)
Premiums paid on bank-owned life insurance	—	(5)

Net cash used in investing activities	(93,199)	(126,592)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Three months ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking and savings accounts	67,300	66,304
Net increase in time deposits	54,468	30,143
Net proceeds from long-term Federal Home Loan Bank borrowings	35,000	15,000
Net change in short-term Federal Home Loan Bank advances	(95,900)	8,400
Payment to counterparty for interest rate cap contract	(1,525)	—
Net increase in securities sold under agreement to repurchase	470	240
Net increase in mortgagors’ escrow accounts	918	719
Net proceeds from exercise of stock options	517	184
Payment of income taxes for shares withheld in stock based award activity	(272)	(448)

Net cash provided by financing activities	60,976	120,542

Net (decrease) increase in cash and cash equivalents	(3,810)	1,575
Cash and cash equivalents at beginning of period	110,888	58,876

Cash and cash equivalents at end of period	$107,078	$60,451

Supplemental disclosures:
Interest paid	$7,329	$4,155
Income taxes paid	812	2,327
Transfer of loans held for investment to loans held for sale	20,519	25,634

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BSB Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of BSB Bancorp, Inc. include the balances and results of operations of BSB Bancorp, Inc., a Maryland corporation, and its wholly-owned subsidiaries, Belmont Savings Bank (the “Bank”) and BSB Funding Corporation and the Bank’s wholly owned subsidiary, BSB Investment Corporation (referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) section 606 “Revenue from Contracts with Customers” through the issuance of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year to interim and annual reporting periods beginning after December 15, 2017.

Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company adopted this standard as of January 1, 2018 utilizing the modified restrospective approach. As a result, we did not identify any significant changes to our methodology of recognizing revenue and as such, no cumulative effect adjustment to opening retained earnings was deemed necessary. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of operations as components of non-interest income are as follows:

•	Customer service fees - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii)

eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update were effective for the Company on January 1, 2018 with a change to the exit price notion methodology for the Company’s fair value disclosures of financial instruments. The adoption of this guidance was not material to the Company’s consolidated financial statements. Refer to Note 11 – Fair Value Measurements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements and plan to adopt the new guidance in the first quarter of 2019.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and

Cash Payments. The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendments in this update were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU is meant to clarify the scope of Accounting Standards Codification (“ASC”) Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The guidance is to be applied using a full retrospective method or a modified retrospective method. The amendments in this update were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU is meant to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately. The amendments in this update were effective for the Company on January 1, 2018 with a reclassification adjustment of $14,000 and $13,000 from salaries and benefits to other non interest expense related to the components of net benefit cost other than service cost for the periods ending March 31, 2018 and 2017, respectively.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The amendments in Part II of this ASU do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. This ASU requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this ASU as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 13 of the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The purpose of this ASU is to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted this ASU on January 1, 2018 with a reclassification adjustment of $19,000 from accumulated other comprehensive income to retained earnings.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$12,158	$4	$(137)	$12,025	$16,975	$24	$(78)	$16,921

	$12,158	$4	$(137)	$12,025	$16,975	$24	$(78)	$16,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$142,838	$66	$(3,354)	$139,550	$142,383	$145	$(2,089)	$140,439
Corporate debt securities	12,721	39	(43)	12,717	17,707	239	—	17,946

	$155,559	$105	$(3,397)	$152,267	$160,090	$384	$(2,089)	$158,385

The amortized cost basis and estimated fair value of debt securities by contractual maturity at March 31, 2018 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$7,951	$7,954	$2,001	$2,002
Due after one year through five years	4,207	4,071	12,571	12,504
Due after five years through ten years	—	—	33,087	32,119
Due after ten years	—	—	107,900	105,642

	$12,158	$12,025	$155,559	$152,267

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three months ended March 31, 2018 and 2017 (unaudited), there were no sales of available-for-sale securities.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value. The fair value of these investments at March 31, 2018 (unaudited) and December 31, 2017 was $2.8 million and $2.8 million, respectively. For the three months ending March 31, 2018 and 2017 (unaudited), the net (loss) gain on these investments still held at the reporting date was ($24,000) and $45,000, respectively. Refer to Note 7 – Employee and Director Benefit Plan, for more information.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018 (unaudited):
Available-for-sale
Corporate debt securities	1	$—	$—	$4,071	$(137)
Held-to-maturity
Corporate debt securities	2	7,782	(43)	—	—
U.S. government sponsored mortgage-backed securities	82	60,454	(1,010)	73,512	(2,344)

Total temporarily impaired securities	85	$68,236	$(1,053)	$77,583	$(2,481)

		.
December 31, 2017:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,144	$(78)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	81	66,056	(718)	62,798	(1,371)

Total temporarily impaired securities	82	$66,056	$(718)	$66,942	$(1,449)

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

At March 31, 2018 (unaudited), 85 debt securities were in an unrealized loss position. Based on the Company’s March 31, 2018 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to the

85 debt securities with aggregate depreciation of 2.37% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

At December 31, 2017, 82 debt securities had unrealized losses with aggregate depreciation of 1.63% from the Company’s amortized cost basis. The Company’s unrealized losses on debt securities are primarily caused by changes in market interest rates.

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

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2018 or during fiscal year 2017.

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

Commercial loans – Loans in this segment are made to businesses and are generally secured by real estate and other assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

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

Other consumer loans - Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit, and overdraft protection, and consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, TDRs are measured for impairment using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of collateral method is used. When the fair value of the impaired loan is determined to be less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable.

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of incurred losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At March 31, 2018 (unaudited) and December 31, 2017, the Company had unallocated reserves of $637,000 and $621,000, respectively.

Loans consisted of the following (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$1,401,754	58.82%	$1,333,058	57.93%
Commercial real estate loans (1)	679,450	28.51	642,072	27.90
Home equity lines of credit	179,129	7.52	178,624	7.76
Construction loans	31,770	1.33	53,045	2.31

Total mortgage loans	2,292,103	96.18	2,206,799	95.90

Commercial loans	66,053	2.77	63,722	2.77
Consumer loans:
Indirect auto loans	24,664	1.03	30,227	1.31
Other consumer loans	408	0.02	435	0.02

	91,125	3.82	94,384	4.10

Total loans	2,383,228	100.00%	2,301,183	100.00%

Net deferred loan costs	3,444		3,426
Net unamortized mortgage premiums	8,931		8,661
Allowance for loan losses	(16,584)		(16,312)

Total loans, net	$2,379,019		$2,296,958

(1)	Includes multi-family real estate loans.

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2018 and 2017 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2018 (unaudited) and December 31, 2017. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest, any deferred loan fees or costs or any premiums, as the amounts are not significant.

	Three Months Ended March 31, 2018
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$6,400	$184	$—	$—	$6,584
Commercial real estate	6,583	385	—	—	6,968
Home equity lines of credit	947	3	—	—	950
Construction	764	(306)	—	—	458
Commercial	758	35	(4)	—	789
Indirect auto	230	(41)	(5)	9	193
Other consumer	9	(2)	(3)	1	5
Unallocated	621	16	—	—	637

Total	$16,312	$274	$(12)	$10	$16,584

	Three Months Ended March 31, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$395	$—	$—	$5,223
Commercial real estate	4,885	365	—	—	5,250
Home equity lines of credit	1,037	(26)	—	—	1,011
Construction	1,219	78	—	—	1,297
Commercial	728	(15)	—	—	713
Indirect auto	362	—	(31)	4	335
Other consumer	9	4	(5)	—	8
Unallocated	517	28	—	—	545

Total	$13,585	$829	$(36)	$4	$14,382

	March 31, 2018
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,134	$6	$1,399,620	$6,578	$1,401,754	$6,584
Commercial real estate	2,866	—	676,584	6,968	679,450	6,968
Home equity lines of credit	—	—	179,129	950	179,129	950
Construction	—	—	31,770	458	31,770	458
Commercial	—	—	66,053	789	66,053	789
Indirect auto	—	—	24,664	193	24,664	193
Other consumer	—	—	408	5	408	5
Unallocated	—	—	—	637	—	637

Total	$5,000	$6	$2,378,228	$16,578	$2,383,228	$16,584

	December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,688	$147	$1,330,370	$6,253	$1,333,058	$6,400
Commercial real estate	2,877	—	639,195	6,583	642,072	6,583
Home equity lines of credit	—	—	178,624	947	178,624	947
Construction	—	—	53,045	764	53,045	764
Commercial	—	—	63,722	758	63,722	758
Indirect auto	4	—	30,223	230	30,227	230
Other consumer	—	—	435	9	435	9
Unallocated	—	—	—	621	—	621

Total	$5,569	$147	$2,295,614	$16,165	$2,301,183	$16,312

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands):

	Impaired loans with a related allowance for credit losses at March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$196	$196	$6

Totals	$196	$196	$6

	Impaired loans with no related allowance for for credit losses at March 31, 2018
	Recorded Investment	Unpaid Principal Balance
Residential one-to-four family	$1,938	$2,040
Commercial real estate	2,866	2,866

Totals	$4,804	$4,906

	Impaired loans with a related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$725	$725	$147

Totals	$725	$725	$147

	Impaired loans with no related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance
Residential one-to-four family	$1,963	$2,052
Commercial real estate	2,877	2,877
Indirect auto	4	4

Totals	$4,844	$4,933

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated (unaudited and in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$372	$4	$903	$8

Totals	$372	$4	$903	$8

	Three months ended March 31, 2018		Three months ended March 31, 2017
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,948	$8	$2,139	$4
Commercial real estate	2,872	31	3,305	36
Home equity lines of credit	—	—	360	11
Indirect auto	7	—	9	—

Totals	$4,827	$39	$5,813	$51

The following is a summary of past due and non-accrual loans (in thousands):

	March 31, 2018 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$657	$—	$260	$917	$—	$1,351
Home equity lines of credit	407	—	—	407	—	—
Other loans:
Indirect auto	174	92	—	266	—	—

Total	$1,238	$92	$260	$1,590	$—	$1,351

	December 31, 2017
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 day s or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$711	$—	$260	$971	$—	$1,372
Home equity lines of credit	716	—	—	716	—	—
Other loans:
Indirect auto	347	30	4	381	—	4

Total	$1,774	$30	$264	$2,068	$—	$1,376

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

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity lines of credit if they have become delinquent. Criteria used to determine the rating consists of loan-to-value and the number of days delinquent.

The following tables present the Company’s loans by risk rating at March 31, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	March 31, 2018
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$341	$2,036	$1,399,377	$1,401,754
Commercial real estate	675,643	—	3,807	—	679,450
Home equity lines of credit	—	—	—	179,129	179,129
Construction	31,770	—	—	—	31,770
Commercial	66,035	18	—	—	66,053
Indirect auto	—	—	—	24,664	24,664
Other consumer	—	—	—	408	408

Total	$773,448	$359	$5,843	$1,603,578	$2,383,228

	December 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$344	$2,060	$1,330,654	$1,333,058
Commercial real estate	638,254	—	3,818	—	642,072
Home equity lines of credit	—	—	772	177,852	178,624
Construction	53,045	—	—	—	53,045
Commercial	63,682	40	—	—	63,722
Indirect auto	—	—	—	30,227	30,227
Consumer	—	—	—	435	435

Total	$754,981	$384	$6,650	$1,539,168	$2,301,183

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent, impaired or are restructured as a TDR.

The Company periodically modifies loans to extend the term, reduce the interest rate or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to determine if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. During the three months ended March 31, 2018 and 2017 (unaudited), there were no loans modified and determined to be TDRs.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
TDRs on Accrual Status	$3,649	$4,194
TDRs on Nonaccrual Status	635	645

Total TDRs	$4,284	$4,839

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$6	$147

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The Company generally considers a loan to have defaulted when it reaches 90 days past due. There were no loans that have been modified as TDRs during the past twelve months which have subsequently defaulted during during the three months ended March 31, 2018 and 2017.

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

The Company had no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2018 (unaudited) and December 31, 2017.

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

At March 31, 2018 (unaudited) and December 31, 2017, residential loans previously sold and serviced by the Company were $132.1 million and $114.5 million, respectively. At March 31, 2018 (unaudited) and December 31, 2017, indirect auto loans previously sold and serviced by the Company were $7.7 million and $10.5 million, respectively.

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

Changes in mortgage servicing rights, which are included in other assets, were as follows (in thousands):

	Three months ended March 31,
	2018	2017
	(unaudited)
Balance at beginning of period	$855	$403
Capitalization	208	5
Amortization	(49)	(24)
Valuation allowance adjustment	39	30

Balance at end of period	$1,053	$414

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of March 31, 2018 (unaudited) and December 31, 2017 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as secured borrowings. The securities consisted of mortgage-backed securities issued by a U.S. government sponsored entity. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank (“FHLB”) of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements.

The balance of securities sold under agreements to repurchase as of March 31, 2018 (unaudited) and December 31, 2017 was $3.7 million and $3.3 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At March 31, 2018 (unaudited) and December 31, 2017, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at March 31, 2018 (unaudited) and December 31, 2017 relating to this plan was $1.9 million and $1.8 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at March 31, 2018 (unaudited) and December 31, 2017 relating to these plans was $2.7 million and $2.6 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at March 31, 2018 (unaudited) and December 31, 2017 relating to this plan was $697,000.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of the Company. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $562,000 and $512,000 for the three months ended March 31, 2018 and 2017 (unaudited), respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended March, 2018 and 2017 (unaudited) totaled $253,000 and $242,000, respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by the Company. In April 2013, the Company created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of March 31, 2018 (unaudited) and December 31, 2017, the recorded liability relating to the Rabbi Trust was $2.8 million.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate on the first business day of each calendar year (4.5% for 2018, unaudited). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $114,000 and $106,000 for the three months ended March 31 2018 and 2017 (unaudited), respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and credit facilities available (in thousands):

March 31, 2018 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,343	$—	$5,343
FHLB borrowings	45,210	1,505,974	1,551,184
Federal Reserve Bank line of credit	10,790	—	10,790

Total pledged assets	$61,343	$1,505,974	$1,567,317

December 31, 2017	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,582	$—	$5,582
FHLB borrowings	47,666	1,406,483	1,454,149
Federal Reserve Bank line of credit	15,780	—	15,780

Total pledged assets	$69,028	$1,406,483	$1,475,511

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended March 31,
	2018	2017
Net income	$6,010	$3,666
Undistributed earnings attributable to participating securities	(1)	(30)

Net income allocated to common stockholders	$6,009	$3,636

Weighted average shares outstanding, basic	8,886,964	8,675,915
Effect of dilutive shares	449,206	408,066

Weighted average shares outstanding, assuming dilution	9,336,170	9,083,981

Basic EPS	$0.68	$0.42
Effect of dilutive shares	(0.04)	(0.02)

Diluted EPS	$0.64	$0.40

There were no options to purchase shares of common stock outstanding and not included in the computation of EPS because they were antidilutive under the treasury stock method during the three months ended March 31, 2018 and 2017 (unaudited).

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three months ended March 31, 2018 and 2017 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). On March 15, 2017, 487,200 restricted stock awards were granted under the Plan. The shares had a grant date fair value of $27.10 per share and vest over ten years with an estimated forfeiture rate of 2.64%. The awards are not deemed to be participating securities.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended March 31,
	2018	2017
Stock options	$22	$189
Restricted stock awards	330	268

Total stock based compensation expense	$352	$457

Related tax benefits recognized in earnings	$93	$143

The adoption of ASU 2016-09 required that the excess tax benefit associated with stock compensation transactions be recorded through earnings while the previous guidance required the recognition of the excess tax benefit through additional paid-in capital. Excess tax benefits recognized from stock-based compensation for the periods indicated below are as follows (in thousands and unaudited):

	Three months ended March 31,
	2018	2017
After tax benefits recognized in net income	$109	$718

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of March 31, 2018
	(unaudited)
	Amount	Weighted average period
Stock options	$116	2.25
Restricted stock	10,318	8.94

Total	$10,434

NOTE 11 – FAIR VALUE MEASUREMENTS

Determination of Fair Value

The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using the present value of cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

For assets and liabilities, fair value level is based upon the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2018 (unaudited) and December 31, 2017. There were no significant transfers between the levels of the fair value hierarchy during the three months ended March 31,2018 (unaudited) and the year ended December 31, 2017.

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

Derivatives: Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the contract (caps). The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

A majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy. Any related credit value adjustments generally utilize Level 3 inputs such as estimates of credit spreads. However, as of March 31, 2018, the Company has assessed the valuation methodology of these derivatives and determined that the credit valuation adjustments do not materially impact the overall valuation of the derivative position; accordingly, the Company classifies these instruments entirely within Level 2 of the fair value hierarchy.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2018 (unaudited) and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2018 (unaudited)
Securities available-for-sale
Corporate debt securities	$—	$12,025	$—	$12,025
Trading securities
Rabbi trust investments	2,795	—	—	2,795
Derivative assets
Interest rate cap	—	1,346	—	1,346

Totals	$2,795	$13,371	$—	$16,166

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2017
Securities available-for-sale
Corporate debt securities	$—	$16,921	$—	$16,921
Trading securities
Rabbi trust investments	2,808	—	—	2,808

Totals	$2,808	$16,921	$—	$19,729

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

There were no impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at March 31, 2018 (unaudited) and December 31, 2017.

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non financial assets measured at fair value on a non-recurring basis include mortgage servicing right assets that are remeasured and reported at the lower of amortized cost or fair value.

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of amortized cost or fair value at the periods indicated:

	March 31, 2018
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$1,053

Totals	$—	$—	$1,053

	December 31, 2017
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$855

Totals	$—	$—	$855

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, FHLB stock, accrued interest receivable and payable, bank owned life insurance, securities sold under agreements to repurchase and mortgagors’ escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For March 31, 2018, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$107,078	$107,078	$107,078	$—	$—
Interest-bearing time deposits with other banks	2,460	2,460	—	2,460	—
Held-to-maturity securities	155,559	152,267	—	152,267	—
Federal Home Loan Bank stock	31,988	31,988	—	31,988	—
Loans, net	2,379,019	2,285,866	—	—	2,285,866
Accrued interest receivable	6,086	6,086	6,086	—	—
Bank-owned life insurance	37,235	37,235	—	37,235	—
Financial liabilities:
Deposits	1,873,019	1,868,514	1,313,837	554,677	—
Federal Home Loan Bank advances	662,250	656,008	—	656,008	—
Securities sold under agreements to repurchase	3,738	3,738	—	3,738	—
Accrued interest payable	1,546	1,546	1,546	—	—
Mortgagors’ escrow accounts	5,608	5,608	—	5,608	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents Interest-bearing time	$110,888	$110,888	$110,888	$—	$—
deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	160,090	158,385	—	158,385	—
Federal Home Loan Bank stock	32,382	32,382	—	32,382	—
Loans, net	2,296,958	2,251,971	—	—	2,251,971
Accrued interest receivable	6,344	6,344	6,344	—	—
Bank-owned life insurance	36,967	36,967	—	36,967	—
Financial liabilities:
Deposits	1,751,251	1,748,995	1,246,537	502,458	—
Federal Home Loan Bank advances	723,150	719,430	—	719,430	—
Securities sold under agreements to repurchase	3,268	3,268	—	3,268	—
Accrued interest payable	1,594	1,594	1,594	—	—
Mortgagors’ escrow accounts	4,690	4,690	—	4,690	—

The financial instruments in the tables above are included in the consolidated balance sheets under the indicated captions except for mortgagors’ escrow accounts which are included in other liabilities.

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax (benefit) expense allocated to each component of other comprehensive (loss) income:

	Three months ended March 31, 2018 (unaudited and in thousands)			Three months ended March 31, 2017 (unaudited and in thousands)
	Pre Tax Amount	Tax Benefit	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$(79)	$23	$(56)	$113	$(46)	$67
Cash flow hedges:
Net change in fair value of cash flow hedges	(179)	50	(129)	—	—	—

Total other comprehensive (loss) income	$(258)	$73	$(185)	$113	$(46)	$67

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows: (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Net unrealized holding loss on available-for-sale securities, net of tax	$(95)	$(32)
Unrecognized benefit pertaining to defined benefit plan, net of tax	147	121
Change in the fair value of cash flow hedges, net of tax	(129)	—

Accumulated other comprehensive (loss) income	$(77)	$89

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the FASB issued ASU 2018-02, that allowed companies to elect to reclassify the tax effects stranded in accumulated other comprehensive (loss) income to retained earnings rather than income tax benefit or expense. The Company reclassified the $19,000 related to stranded amounts in accumulated other comprehensive income under ASU 2018-02 during the three months ended March 31, 2018.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments when deemed appropriate.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has purchased an interest rate cap as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Interest rate caps can minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.

The Company recognizes its derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income net of tax. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Cash Flow Hedges of Interest Rate Risk

In March of 2018, a $100 million notional interest rate cap agreement was purchased to limit the Company’s exposure to rising interest rates related to $100 million of rolling, three-month FHLB advances. Under the terms of the agreement, the Company paid a premium of $1.5 million for the right to receive cash flow payments if 3-month LIBOR rises above the cap’s strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreement. The maturity date of the agreement is March 21, 2023 and the unamortized cap fee was $1.5 million as of March 31, 2018. The interest rate cap agreements were designated as cash flow hedges. The fair value of the interest rate cap agreement is included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that an additional $22,000 will be reclassified as an increase to interest expense. The premium paid on the interest rate cap agreement is being recognized as an increase to interest expense over the duration of the agreement using the caplet method. For the three months ended March 31, 2018, no premium amortization was required. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of the periods presented (in thousands):

			Fair Values of Derivative Instruments
			Asset Derivatives				Liability Derivatives
			March 31, 2018 (unaudited)		December 31, 2017		March 31, 2018 (unaudited)		December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest Rate Cap	1	$100,000	Other Assets	$1,346	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments				$1,346		$—		$—		$—

Certain derivative agreements contain provisions that require the Company or the third party financial institution to post collateral if the derivative exposure exceeds a certain threshold. The Company has not posted collateral in connection with this arrangement as of March 31, 2018. As of March 31, 2018, the third party financial institution posted $1.4 million of cash collateral on deposit with the Bank. The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

Balance Sheet Offsetting. Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, we do not generally offset such financial instruments for financial reporting purposes.

Counterparty Credit Risk. Our credit exposure relating to the interest rate cap agreement was $1.3 million at March 31, 2018. This credit exposure is partly mitigated as transactions with the third party financial institution are generally secured by collateral. Our credit exposure, net of collateral posted by the third party financial institution, was $0 at March 31, 2018.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, could lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and U.S. tax laws;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments that could adversely affect our financial condition;

•	government shutdowns;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	our inability to adapt to changes in information technology;

•	system failures or breaches of our network security;

•	electronic fraudulent activity within the financial services industry;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	negative publicity could damage our reputation and business;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the filings made by BSB Bancorp, Inc. with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the heading “Item 1A. Risk Factors.” Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in BSB Bancorp, Inc.’s 2017 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2017 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, investment classification and impairment and deferred income taxes. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amounts derived from management’s estimates and assumptions under different conditions.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets increased $71.0 million or 2.7% to $2.75 billion at March 31, 2018 from $2.68 billion at December 31, 2017. The increase was primarily the result of an $82.1 million or 3.6% increase in net loans. Partially offsetting the increase in net loans was a $4.9 million or 28.9% decrease in investments in available-for-sale securities, a $4.5 million or 2.8% decrease in investments in held-to-maturity securities and a $3.8 million or 3.4% decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.8 million or 3.4% to $107.1 million at March 31, 2018 from $110.9 million at December 31, 2017.

Investment Securities. Total investment securities decreased $9.4 million or 5.3% to $167.6 million at March 31, 2018 from $177.0 million at December 31, 2017. The decrease in securities available for sale was driven by the maturity of one security with a par value of $5.0 million. The decrease in securities held to maturity was driven by paydowns on mortgage backed securities.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced steady growth during the three months ended March 31, 2018. Net loans increased by $82.1 million or 3.6% to $2.38 billion at March 31, 2018 from $2.30 billion at December 31, 2017. The increase in net loans was primarily due to increases of $68.7 million or 5.2% in residential one-to-four family loans and $37.4 million or 5.8% in commercial real estate loans. Partially offsetting these increases were decreases of $21.3 million or 40.1% in construction loans and $5.6 million or 18.4% in indirect auto loans. The decrease in construction loans was due to the completion of certain construction projects and conversion into permanent credit facilities. The decrease in indirect auto loans was driven by the suspension of new originations due to current market conditions. Credit quality remains high with total non-performing loans to total loans of 0.06% as of March 31, 2018 and December 31, 2017.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2018, our investment in bank-owned life insurance was $37.2 million or an increase of $268,000 and 0.7% from $37.0 million at December 31, 2017. This increase was due to $268,000 in income from bank-owned life insurance during the three months ended March 31, 2018.

Federal Home Loan Bank Stock. The Company held an investment in FHLB of Boston stock of $32.0 million as of March 31, 2018. This was a decrease of $394,000 or 1.2% from $32.4 million as of December 31, 2017. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to fund asset growth and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management.

Deposits. Deposits increased $121.8 million or 7.0% to $1.87 billion at March 31, 2018 from $1.75 billion at December 31, 2017. The increase in deposits was due to an increase of $65.8 million or 7.7% in savings accounts, an increase of $54.5 million or 10.8% in certificates of deposit (“CDs”) accounts and an increase of $4.2 million or 2.6% in interest-bearing checking accounts, partially offset by a decrease of $2.9 million or 1.3% in demand deposits. Core deposits, which we consider to include all deposits other than CDs, increased by $67.3 million or 5.4%. Deposit growth in the first quarter was particularly strong due to our retail savings and CD products, the addition of new Commercial and Business Banking customers and the continued expansion of our Municipal Banking relationships.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$218,577	11.67%	$221,462	12.65%

Total non-interest-bearing accounts	218,577	11.67	221,462	12.65

Interest-bearing checking accounts	168,050	8.97	163,825	9.35
Savings accounts	919,121	49.08	853,363	48.73
Money market deposits	8,089	0.43	7,887	0.45
Certificate of deposit accounts	559,182	29.85	504,714	28.82

Total interest-bearing deposits	1,654,442	88.33	1,529,789	87.35

Total deposits	$1,873,019	100.00%	$1,751,251	100.00%

Borrowings. At March 31, 2018, borrowings consisted of advances from the FHLB of Boston and securities sold to customers under agreements to repurchase (“repurchase agreements”).

Total borrowings decreased $60.4 million or 8.3% to $666.0 million at March 31, 2018, from $726.4 million at December 31, 2017. This decrease was driven by paydowns of FHLB advances of $60.9 million to a balance of $662.3 million at March 31, 2018, from $723.2 million at December 31, 2017. The paydowns resulted from deposit growth during the quarter.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$342,750	$417,250

	342,750	417,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	319,500	305,900
Repurchase agreements	3,738	3,268

	323,238	309,168

Total borrowed funds	$665,988	$726,418

Stockholders’ Equity. Total stockholders’ equity increased $6.5 million or 3.7%, to $184.6 million at March 31, 2018 from $178.0 million as of December 31, 2017. This increase is primarily the result of earnings of $6.0 million and a $674,000 increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At March 31, 2018	At December 31, 2017
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$1,351	$1,372
Consumer loans:
Indirect auto loans	—	4

Total non-accrual loans	$1,351	$1,376

Repossessed automobiles	38	—

Total non-performing assets (NPAs)	$1,389	$1,376

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$635	$645
Troubled debt restructures not included in NPAs	3,649	4,194

Total troubled debt restructures	$4,284	$4,839

Ratios:
Non-performing loans to total loans	0.06%	0.06%
Non-performing assets to total assets	0.05%	0.05%

It is the general policy of the Company to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At March 31, 2018 and December 31, 2017, there were no loans on non-accrual that were determined to not be impaired. At March 31, 2018 and December 31, 2017 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At March 31, 2018, we had $4.3 million of troubled debt restructurings as compared to $4.8 million of troubled debt restructurings at December 31, 2017. The decrease in the balance was driven by the sale of one of our TDRs and scheduled regular principal payments.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $6.0 million compared to net income of $3.7 million for the three months ended March 31, 2017. Earnings per diluted share for the three months ended March 31, 2018 were $0.64 compared to earnings per diluted share for the three months ended March 31, 2017 of $0.40. The improvement in operating results of $2.3 million or 63.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted from an increase in net interest and dividend income after the provision for loan losses of $2.4 million or 19.6% and an increase in noninterest income of $265,000 or 42.1%, partially offset by an increase in noninterest expense of $209,000 or 2.8% and an increase in income tax expense of $144,000 or 7.5%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.9 million or 14.2% to $15.1 million for the three months ended March 31, 2018 compared to $13.3 million for the three months ended March 31, 2017. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $32.8 million or 10.7% to $340.0 million for the three months ended March 31, 2018 from $307.2 million for the three months ended March 31, 2017, partially offset by a decrease in our net interest rate spread of 20 basis points to 2.12% during the three months ended March 31, 2018 from 2.32% during the three months ended March 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $4.9 million or 28.1% to $22.4 million for the three months ended March 31, 2018 from $17.5 million for the three months ended March 31, 2017. The increase in interest and dividend income was primarily due to a $4.3 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase in the average balance of loans of $402.3 million to $2.35 billion for the three months ended March 31, 2018 from $1.95 billion for the three months ended March 31, 2017 as well as a 15 basis point increase in the yield to 3.57% for the three months ended March 31, 2018 from 3.42% for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $3.0 million or 71.5% to $7.3 million for the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017. The increase resulted from a $438.6 million or 23.8% increase in the average balance of interest-bearing liabilities to $2.28 billion for the three months ended March 31, 2018 from $1.84 billion for the three months ended March 31, 2017 as well as a 36 basis point increase in the cost of interest-bearing liabilities to 1.29% during the three months ended March 31, 2018 from 0.93% during the three months ended March 31, 2017.

Interest expense on interest-bearing deposits increased by $1.8 million to $4.4 million for the three months ended March 31, 2018 from $2.6 million for the three months ended March 31, 2017. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $972,000 and $774,000, respectively. The increase in interest expense on CDs of $972,000 from $1.2 million to $2.2 million was driven by an increase in the average balance of $187.4 million as well as a 23 basis point increase in the cost of CD accounts to 1.67% from 1.44%. The increase in interest expense on savings accounts of $774,000 from $1.3 million to $2.1 million was driven by a 28 basis point increase in the cost of savings accounts to 0.91% from 0.63% and an increase in the average balance of $91.0 million.

Interest expense on total borrowings increased $1.2 million to $2.9 million for the three months ended March 31, 2018 from $1.6 million for the three months ended March 31, 2017. This increase was primarily due to an increase in the average balance of FHLB advances of $129.8 million or 23.7% to $678.4 million for the three months ended March 31, 2018 from $548.6 million for the three months ended March 31, 2017 and an increase in the average cost of FHLB advances of 50 basis points to 1.71% for the three months ended March 31, 2018 from 1.21% for the three months ended March 31, 2017. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $274,000 for the three months ended March 31, 2018, compared to $829,000 for the three months ended March 31, 2017. The decrease in provision was driven by lower loan growth during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and a reduction in the specific reserve of an impaired loan. The allowance for loan losses was $16.6 million or 0.70% of total loans at March 31, 2018, compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income increased by $265,000 to $895,000 for the three months ended March 31, 2018, from $630,000 for the three months ended March 31, 2017. This was driven by an increase in net gains on sales of loans of $304,000 due to a greater number of loans sold.

Noninterest Expense. Noninterest expense increased $209,000 or 2.8% to $7.7 million for the three months ended March 31, 2018 from $7.5 million for the three months ended March 31, 2017.

•	Salaries and employee benefits increased $203,000 or 4.3% driven by merit increases and a slight increase in the number of employees.

•	Director compensation decreased $108,000 or 35.6% driven by reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan have been fully expensed as well as reduced compensation costs related to the decrease in value of the investments held in the Rabbi Trust.

•	Equipment expenses decreased $40,000 or 32.5%. Driving this decrease was a $9,000 net gain on the disposition of certain assets during the quarter ended March 31, 2018 compared to an $18,000 loss on the disposition of certain assets during the quarter ended March 31, 2017.

•	Deposit insurance expense increased by $87,000 or 21.6% primarily driven by asset growth.

Our efficiency ratio improved to 47.9% for the three months ended March 31, 2018 from 53.8% for the three months ended March 31, 2017 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $2.1 million for the three months ended March 31, 2018 compared to income tax expense of $1.9 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 25.6% compared to 34.4% for the three months ended March 31, 2017. The decrease in our effective tax rate was driven by the reduction of the federal corporate income tax rate from 34% to 21% as of January 1, 2018 through the Tax Cuts and Jobs Act.

The following tables set forth average balances of assets and liabilities, annualized average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
			(unaudited)
	2018			2017
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$2,348,098	$20,698	3.57%	$1,945,794	$16,387	3.42%
Securities	172,829	948	2.22%	152,867	775	2.06%
Other	99,925	389	1.58%	50,776	88	0.70%

Total interest-earning assets (5)	2,620,852	$22,035	3.41%	2,149,437	$17,250	3.25%
Non-interest-earning assets	74,192			72,343

Total assets	$2,695,044			$2,221,780

Interest-bearing liabilities:
Savings accounts	$916,424	$2,060	0.91%	$825,386	$1,286	0.63%
Checking accounts	145,801	178	0.50%	115,996	116	0.41%
Money market accounts	7,911	1	0.05%	8,380	1	0.05%
Certificates of deposit	528,947	2,182	1.67%	341,568	1,210	1.44%

Total interest-bearing deposits	1,599,083	4,421	1.12%	1,291,330	2,613	0.82%
Federal Home Loan Bank advances	678,373	2,859	1.71%	548,548	1,631	1.21%
Securities sold under agreements to repurchase	3,434	1	0.12%	2,411	1	0.17%

Total interest-bearing liabilities	2,280,890	$7,281	1.29%	1,842,289	$4,245	0.93%
Non-interest-bearing liabilities	231,814			215,757

Total liabilities	2,512,704			2,058,046
Stockholders’ Equity	182,340			163,734

Total liabilities and stockholders’ equity	$2,695,044			$2,221,780

Net interest income		$14,754			$13,005

Net interest rate spread (2)			2.12%			2.32%
Net interest-earning assets (3)	$339,962			$307,148

Net interest margin (4)			2.28%			2.45%
Average interest-earning
assets to interest-bearing liabilities			114.90%			116.67%

(1)	Yields and rates for the three-month periods ended March 31, 2018 and 2017 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $384,000 and $256,000 for the three months ended March 31, 2018 and 2017, respectively, are not included.

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

	Three Months Ended March 31, 2018 vs. 2017 (unaudited)
	Change Due to Volume	Change Due to Rate	Total Change
	(In thousands)
Income on interest-earning assets:
Loans	$3,517	$794	$4,311
Securities	106	67	173
Other	132	169	301

Total interest-earning assets (1)	3,755	1,030	4,785

Expense on interest-bearing liabilities:
Savings accounts	153	621	774
Checking accounts	33	29	62
Money market accounts	—	—	—
Certificates of deposit	747	225	972

Total interest-bearing deposits	933	875	1,808
Federal Home Loan Bank advances	444	784	1,228
Total interest-bearing liabilities	1,377	1,659	3,036

Change in net interest income	$2,378	$(629)	$1,749

(1)	Does not include dividends on FHLB stock of $384,000 and $256,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Exposure to interest rate risk is managed by the Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy and performance objectives. Through such management, the Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

Strategies used by the Bank to manage the potential volatility of its earnings may include:

•	The origination and retention of adjustable rate residential one-to-four family loans, adjustable rate home equity lines of credit, adjustable rate commercial loans, commercial real estate loans and indirect automobile loans;

•	The sale of fixed rate loans;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Emphasizing growth in low-cost core deposits;

•	Lengthening liabilities such as term certificates of deposit, brokered certificates of deposit and FHLB of Boston borrowings as appropriate; and

•	Use of interest rate derivatives, such as interest rate swaps and caps.

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income (“NII”) is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The impact of interest rate derivatives, such as interest rate swaps and caps, is also analyzed. The Bank estimates what its NII would be for a one-year period based on current interest rates. The Bank then calculates what the NII would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five year time horizon. The following table shows the estimated impact on NII for the one-year period beginning March 31, 2018 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its NII. Although the NII table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its NII and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-11.6%
Ramp +200	-4.7%
Ramp - 100	-0.2%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at March 31, 2018, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience an 11.6% decrease in NII. At the same date, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 4.7% decrease in NII. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 0.2% decrease in NII.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of March 31, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 26.5% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 0.8% increase in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at March 31, 2018 to satisfy our short and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $107.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2018, we had $145.8 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $329.2 million in unused lines of credit to borrowers and $20.6 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of March 31, 2018 totaled $217.3 million, or 11.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2019. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2018.

Our primary investing activity is originating and purchasing loans. During the three months ended March 31, 2018 and the year ended December 31, 2017, we originated and purchased $233.3 million and $835.8 million of new loans, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $121.8 million and $281.8 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the levels of brokered deposits were $275.6 million and $247.2 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Boston, which provide an additional source of funds. At March 31, 2018, we had $662.3 million of FHLB advances outstanding. Based on available collateral at that date, we had the ability to borrow up to an additional $377.6 million from the FHLB of Boston.

We are obligated to make future payments according to various contracts. As of March 31,2018, our contractual obligations have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2018.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under the prompt corrective action regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $184.6 million at March 31, 2018 from $178.0 million at December 31, 2017. This increase is primarily the result of earnings of $6.0 million and a $674,000 increase in additional paid-in capital related to stock-based compensation.

Basel III Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement started being phased in on January 1, 2016, is currently at 1.875% and will be fully phased in on January 1, 2019 at 2.5%.

The following table presents actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$201,262	11.55%	$139,343	8.00%	$172,001	9.875%	$182,888	10.50%	N/A	N/A
Belmont Savings Bank	195,793	11.24%	139,340	8.00%	171,997	9.875%	182,883	10.50%	$174,175	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$184,642	10.60%	$104,507	6.00%	$137,166	7.875%	$148,052	8.50%	N/A	N/A
Belmont Savings Bank	179,173	10.29%	104,505	6.00%	137,162	7.875%	148,048	8.50%	$139,340	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$184,642	10.60%	$78,380	4.50%	$111,039	6.375%	$121,925	7.00%	N/A	N/A
Belmont Savings Bank	179,173	10.29%	78,379	4.50%	111,036	6.375%	121,922	7.00%	$113,213	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$184,642	6.85%	$107,822	4.00%	$107,822	4.00%	$107,822	4.00%	N/A	N/A
Belmont Savings Bank	179,173	6.65%	107,820	4.00%	107,820	4.00%	107,820	4.00%	$134,775	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$194,287	11.30%	$137,498	8.00%	$158,982	9.25%	$180,466	10.50%	N/A	N/A
Belmont Savings Bank	189,311	11.01%	137,497	8.00%	158,981	9.25%	180,465	10.50%	$171,871	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$103,123	6.00%	$124,607	7.25%	$146,092	8.50%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	103,123	6.00%	124,607	7.25%	146,091	8.50%	$137,497	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$77,343	4.50%	$98,827	5.75%	$120,311	7.00%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	77,342	4.50%	98,826	5.75%	120,310	7.00%	$111,716	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$177,939	6.97%	$102,148	4.00%	$102,148	4.00%	$102,148	4.00%	N/A	N/A
Belmont Savings Bank	172,963	6.77%	102,147	4.00%	102,147	4.00%	102,147	4.00%	$127,683	5.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the three months ended March 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	500,000
February 1 - February 28	—	—	—	500,000
March 1 - March 31	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 4, 2018	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)