Form 10-Q
period 2018-06-30
BSB Bancorp, Inc.
filed 2018-08-03
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 9,751,597 shares of common stock, par value $0.01 per share, outstanding as of July 27, 2018.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$2,087	$1,771
Interest-bearing deposits in other banks	101,615	109,117

Cash and cash equivalents	103,702	110,888
Interest-bearing time deposits with other banks	2,415	2,440
Investments in available-for-sale securities	4,042	16,921
Investments in held-to-maturity securities (fair value of $149,932 as of June 30, 2018 (unaudited) and $158,385 as of December 31, 2017)	153,654	160,090
Federal Home Loan Bank stock, at cost	40,082	32,382
Loans held-for-sale	4,104	—
Loans, net of allowance for loan losses of $17,296 as of June 30, 2018 (unaudited) and $16,312 as of December 31, 2017	2,539,318	2,296,958
Premises and equipment, net	2,335	2,254
Accrued interest receivable	6,950	6,344
Deferred tax asset, net	5,924	5,794
Income taxes receivable	476	53
Bank-owned life insurance	37,496	36,967
Other assets	8,612	5,474

Total assets	$2,909,110	$2,676,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$194,700	$221,462
Interest-bearing	1,639,163	1,529,789

Total deposits	1,833,863	1,751,251
Federal Home Loan Bank advances	855,250	723,150
Securities sold under agreements to repurchase	3,999	3,268
Accrued interest payable	2,004	1,594
Deferred compensation liability	8,232	7,919
Other liabilities	14,554	11,354

Total liabilities	2,717,902	2,498,536

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,748,669 and 9,707,665 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	97	97
Additional paid-in capital	95,741	94,590
Retained earnings	98,943	86,884
Accumulated other comprehensive (loss) income	(17)	89
Unearned compensation - ESOP	(3,556)	(3,631)

Total stockholders’ equity	191,208	178,029

Total liabilities and stockholders’ equity	$2,909,110	$2,676,565

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$22,320	$17,508	$43,018	$33,895
Interest on taxable debt securities	823	849	1,771	1,624
Dividends	450	290	834	546
Other interest income	289	117	678	205

Total interest and dividend income	23,882	18,764	46,301	36,270

Interest expense:
Interest on deposits	5,427	2,988	9,849	5,601
Interest on Federal Home Loan Bank advances	3,350	1,827	6,209	3,458
Interest on securities sold under agreements to repurchase	2	1	3	2

Total interest expense	8,779	4,816	16,061	9,061

Net interest and dividend income	15,103	13,948	30,240	27,209
Provision for loan losses	726	707	1,001	1,536

Net interest and dividend income after provision for loan losses	14,377	13,241	29,239	25,673

Noninterest income:
Customer service fees	205	199	406	382
Income from bank-owned life insurance	261	294	529	546
Net gain on sales of loans	24	338	336	347
Loan servicing fee income	88	101	205	217
Loan level derivative income	1,032	—	1,032	—
Other income	101	63	96	133

Total noninterest income	1,711	995	2,604	1,625

Noninterest expense:
Salaries and employee benefits	5,022	4,789	9,883	9,447
Director compensation	227	356	422	659
Occupancy expense	236	232	500	498
Equipment expense	93	103	175	227
Deposit insurance	495	416	984	818
Data processing	729	694	1,463	1,388
Professional fees	283	270	544	558
Marketing	248	283	514	561
Other expense	463	502	991	965

Total noninterest expense	7,796	7,645	15,476	15,121

Income before income tax expense	8,292	6,591	16,367	12,177
Income tax expense	2,224	2,579	4,289	4,499

Net income	$6,068	$4,012	$12,078	$7,678

Earnings per share
Basic	$0.68	$0.45	$1.35	$0.87
Diluted	$0.65	$0.43	$1.29	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$6,068	$4,012	$12,078	$7,678
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(13)	(3)	(68)	64
Net change in fair value of cash flow hedge	73	—	(57)	—

Total other comprehensive income (loss)	60	(3)	(125)	64

Total comprehensive income	$6,128	$4,009	$11,953	$7,742

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	7,678	—	—	7,678
Other comprehensive income	—	—	—	—	64	—	64
ESOP shares committed to be released	—	—	141	—	—	77	218
Stock based compensation-restricted stock awards	—	—	807	—	—	—	807
Stock based compensation-stock options	—	—	385	—	—	—	385
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid for income taxes	96,983	1	(249)	—	—	—	(248)

Balance at June 30, 2017	9,694,260	$97	$93,092	$80,176	$167	$(3,707)	$169,825

Balance at December 31, 2017	9,707,665	$97	$94,590	$86,884	$89	$(3,631)	$178,029
Net income	—	—	—	12,078	—	—	12,078
Other comprehensive loss	—	—	—	—	(125)	—	(125)
Reclassification of income tax effects related to items stranded within accumulated other comprehensive income from the Tax Cuts and Jobs Act	—	—	—	(19)	19	—	—
ESOP shares committed to be released	—	—	166	—	—	75	241
Stock based compensation-restricted stock awards	—	—	657	—	—	—	657
Stock based compensation-stock options	—	—	45	—	—	—	45
Restricted stock awards granted net of awards surrendered to cover income taxes	(8,971)	—	(274)	—	—	—	(274)
Proceeds from exercises of stock options, net of cash paid for income taxes	49,975	—	557	—	—	—	557

Balance at June 30, 2018	9,748,669	$97	$95,741	$98,943	$(17)	$(3,556)	$191,208

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,078	$7,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	442	406
Gain on sales of loans, net	(336)	(347)
Loans originated for sale	(6,876)	(2,564)
Proceeds from sales of loans	23,592	26,388
Provision for loan losses	1,001	1,536
Change in net unamortized mortgage premiums	(604)	(1,133)
Change in net deferred loan costs	(75)	145
ESOP expense	241	218
Stock based compensation expense	702	1,192
Depreciation and amortization expense	284	303
Impairment of fixed assets	2	18
Gain on the sale of fixed assets	(11)	—
Deferred income tax (benefit) expense	(80)	359
Increase in bank-owned life insurance	(529)	(546)
Net change in:
Accrued interest receivable	(606)	(480)
Other assets	(1,692)	(475)
Income taxes receivable	(423)	(610)
Accrued interest payable	410	270
Deferred compensation liability	313	421
Other liabilities	1,446	918

Net cash provided by operating activities	29,279	33,697

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	625	134
Purchases of interest-bearing time deposits with other banks	(600)	(135)
Proceeds from maturities of available-for-sale securities	12,750	—
Proceeds from maturities, payments and calls of held-to-maturity securities	24,264	13,014
Purchases of held-to-maturity securities	(18,237)	(23,709)
Redemption of Federal Home Loan Bank stock	6,930	642
Purchases of Federal Home Loan Bank stock	(14,630)	(5,999)
Recoveries of loans previously charged off	12	17
Loan originations and principal collections, net	(81,339)	(19,145)
Purchases of loans	(181,839)	(206,446)
Proceeds from the sale of fixed assets	25	—
Capital expenditures	(381)	(299)
Premiums paid on bank-owned life insurance	—	(5)

Net cash used in investing activities	(252,420)	(241,931)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Six months ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking and savings accounts	5,083	62,931
Net increase in time deposits	77,529	78,462
Net proceeds from long-term Federal Home Loan Bank borrowings	90,000	95,000
Principal payments on long-term Federal Home Loan Bank borrowings	(20,000)	—
Net change in short-term Federal Home Loan Bank advances	62,100	(36,600)
Payment to counterparty for interest rate cap contract	(1,525)	—
Net increase in securities sold under agreement to repurchase	731	1,045
Net increase in mortgagors’ escrow accounts	1,754	826
Net proceeds from exercise of stock options	557	183
Payment of income taxes for shares withheld in stock based award activity	(274)	(448)

Net cash provided by financing activities	215,955	201,399

Net decrease in cash and cash equivalents	(7,186)	(6,835)
Cash and cash equivalents at beginning of period	110,888	58,876

Cash and cash equivalents at end of period	$103,702	$52,041

Supplemental disclosures:
Interest paid	$15,651	$8,791
Income taxes paid	4,792	4,750
Transfer of loans held for investment to loans held for sale	20,519	23,559

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company adopted this standard as of January 1, 2018 utilizing the modified restrospective approach. As a result, we did not identify any significant changes to our methodology of recognizing revenue and as such, no cumulative effect adjustment to opening retained earnings was deemed necessary. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of operations as components of non-interest income are as follows:

•	Customer service fees - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer, debit card transaction or ATM withdrawal). Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The purpose of this ASU is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU applies the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the adoption of Topic 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	June 30, 2018				December 31, 2017
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$4,192	$—	$(150)	$4,042	$16,975	$24	$(78)	$16,921

	$4,192	$—	$(150)	$4,042	$16,975	$24	$(78)	$16,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$142,919	$92	$(3,720)	$139,291	$142,383	$145	$(2,089)	$140,439
Corporate debt securities	10,735	10	(104)	10,641	17,707	239	—	17,946

	$153,654	$102	$(3,824)	$149,932	$160,090	$384	$(2,089)	$158,385

The amortized cost basis and estimated fair value of debt securities by contractual maturity at June 30, 2018 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$—	$—
Due after one year through five years	4,192	4,042	12,401	12,243
Due after five years through ten years	—	—	32,332	31,248
Due after ten years	—	—	108,921	106,441

	$4,192	$4,042	$153,654	$149,932

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three and six months ended June 30, 2018 and 2017 (unaudited), there were no sales of available-for-sale securities.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value through net income. The fair value of these investments at June 30, 2018 (unaudited) and December 31, 2017 was $2.8 million. For the three months ending June 30, 2018 and 2017 (unaudited), the net gain on these investments still held at the reporting date was $32,000 and $38,000, respectively. For the six months ending June 30, 2018 and 2017 (unaudited), the net gain on these investments still held at the reporting date was $8,000 and $83,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
June 30, 2018 (unaudited):
Available-for-sale
Corporate debt securities	1	$—	$—	$4,042	$(150)
Held-to-maturity
Corporate debt securities	2	7,730	(104)	—	—
U.S. government sponsored mortgage-backed securities	83	51,683	(1,034)	74,738	(2,686)

Total temporarily impaired securities	86	$59,413	$(1,138)	$78,780	$(2,836)

December 31, 2017:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,144	$(78)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	81	64,056	(718)	62,798	(1,371)

Total temporarily impaired securities	82	$64,056	$(718)	$66,942	$(1,449)

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

At June 30, 2018 (unaudited), 86 debt securities were in an unrealized loss position. Based on the Company’s June 30, 2018 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to the 86 debt securities with aggregate depreciation of 2.80% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2018 (unaudited).

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, multi-family real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and six months ended June 30, 2018. However, during the three months ended June 30, 2018, the Company determined that multi-family real estate loans should be evaluated separately from other commercial real estate loans as its own homogenous loan segment. Accordingly, the related prior year amounts have been reclassified to reflect this change.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate loans and home equity lines of credit – The Company generally does not originate or purchase loans with a loan-to-value ratio greater than 80 percent and generally does not grant subprime loans. Loans in this segment are generally collateralized by owner-occupied residential real estate and repayment is dependent on the cash flow and credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the performance of this segment.

Commercial real estate loans – Loans in this segment are primarily secured by income-producing properties in eastern Massachusetts. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally performs on-site inspections, obtains rent rolls and leases annually and continually monitors the cash flows of these borrowers.

Multi-family real estate loans - These loans are primarily secured by five or more unit residential properties. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy and increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally performs on-site inspections, obtains rent rolls annually and continually monitors the cash flows of these borrowers.

Construction loans – Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale and/or lease up of the property. Credit risk is affected by cost overruns, time to sell, or lease at adequate prices and market conditions.

Commercial loans – Loans in this segment are made to businesses and are primarily secured by real estate and in some cases, other assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and business spending, will have an effect on the credit quality in this segment.

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

Other consumer loans - Loans in this segment include secured and unsecured consumer loans including passbook loans, consumer lines of credit, overdraft protection and other consumer unsecured loans. Repayment is dependent on the credit quality and the cash flow of the individual borrower.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of incurred losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At June 30, 2018 (unaudited) and December 31, 2017, the Company had unallocated reserves of $664,000 and $621,000, respectively.

Loans consisted of the following (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family	$1,520,873	59.79%	$1,333,058	57.93%
Commercial real estate loans	544,347	21.40	486,392	21.13
Multi-family real estate loans	185,000	7.27	155,680	6.77
Home equity lines of credit	171,741	6.75	178,624	7.76
Construction loans	38,460	1.51	53,045	2.31

Total mortgage loans	2,460,421	96.72	2,206,799	95.90

Commercial loans	63,215	2.48	63,722	2.77
Consumer loans:
Indirect auto loans	19,804	0.78	30,227	1.31
Other consumer loans	408	0.02	435	0.02

	83,427	3.28	94,384	4.10

Total loans	2,543,848	100.00%	2,301,183	100.00%

Net deferred loan costs	3,501		3,426
Net unamortized mortgage premiums	9,265		8,661
Allowance for loan losses	(17,296)		(16,312)

Total loans, net	$2,539,318		$2,296,958

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2018 and 2017 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2018 (unaudited) and December 31, 2017. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest, any deferred loan fees or costs or any premiums, as the amounts are not significant.

	Three Months Ended June 30, 2018
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$6,584	$560	$—	$—	$7,144
Commercial real estate	5,148	538	—	—	5,686
Multi-family real estate	1,820	(248)	—	—	1,572
Home equity lines of credit	950	(109)	—	—	841
Construction	458	92	—	—	550
Commercial	789	(101)	—	—	688
Indirect auto	193	(33)	(16)	2	146
Other consumer	5	—	—	—	5
Unallocated	637	27	—	—	664

Total	$16,584	$726	$(16)	$2	$17,296

	Three Months Ended June 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$5,223	$441	$—	$—	$5,664
Commercial real estate	3,924	398	—	—	4,322
Multi-family real estate	1,326	(36)	—	—	1,290
Home equity lines of credit	1,011	13	—	—	1,024
Construction	1,297	(144)	—	—	1,153
Commercial	713	5	—	—	718
Indirect auto	335	1	(9)	12	339
Other consumer	8	2	(4)	1	7
Unallocated	545	27	—	—	572

Total	$14,382	$707	$(13)	$13	$15,089

	Six Months Ended June 30, 2018
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$6,400	$744	$—	$—	$7,144
Commercial real estate	4,979	707	—	—	5,686
Multi-family real estate	1,604	(32)	—	—	1,572
Home equity lines of credit	947	(106)	—	—	841
Construction	764	(214)	—	—	550
Commercial	758	(66)	(4)	—	688
Indirect auto	230	(73)	(22)	11	146
Other consumer	9	(2)	(3)	1	5
Unallocated	621	43	—	—	664

Total	$16,312	$1,001	$(29)	$12	$17,296

	Six Months Ended June 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$836	$—	$—	$5,664
Commercial real estate	3,676	646	—	—	4,322
Multi-family real estate	1,209	81	—	—	1,290
Home equity lines of credit	1,037	(13)	—	—	1,024
Construction	1,219	(66)	—	—	1,153
Commercial	728	(10)	—	—	718
Indirect auto	362	1	(40)	16	339
Other consumer	9	6	(9)	1	7
Unallocated	517	55	—	—	572

Total	$13,585	$1,536	$(49)	$17	$15,089

	June 30, 2018
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,109	$6	$1,518,764	$7,138	$1,520,873	$7,144
Commercial real estate	2,851	—	541,496	5,686	544,347	5,686
Multi-family real estate	—	—	185,000	1,572	185,000	1,572
Home equity lines of credit	50	—	171,691	841	171,741	841
Construction	—	—	38,460	550	38,460	550
Commercial	—	—	63,215	688	63,215	688
Indirect auto	1	—	19,803	146	19,804	146
Other consumer	—	—	408	5	408	5
Unallocated	—	—	—	664	—	664

Total	$5,011	$6	$2,538,837	$17,290	$2,543,848	$17,296

	December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,688	$147	$1,330,370	$6,253	$1,333,058	$6,400
Commercial real estate	2,877	—	483,515	4,979	486,392	4,979
Multi-family real estate	—	—	155,680	1,604	155,680	1,604
Home equity lines of credit	—	—	178,624	947	178,624	947
Construction	—	—	53,045	764	53,045	764
Commercial	—	—	63,722	758	63,722	758
Indirect auto	4	—	30,223	230	30,227	230
Other consumer	—	—	435	9	435	9
Unallocated	—	—	—	621	—	621

Total	$5,569	$147	$2,295,614	$16,165	$2,301,183	$16,312

Information about loans that meet the definition of an impaired loan under ASC 310-10-35 is as follows as of June 30, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands):

	Impaired loans with a related allowance for credit losses at June 30, 2018
		Unpaid	Related
	Recorded	Principal	Allowance for
	Investment	Balance	Credit Losses
Residential one-to-four family	$195	$195	$6

Totals	$195	$195	$6

	Impaired loans with no related allowance for
	for credit losses at June 30, 2018
		Unpaid
	Recorded	Principal
	Investment	Balance
Residential one-to-four family	$1,914	$2,028
Commercial real estate	2,851	2,851
Home equity lines of credit	50	50
Indirect auto	1	1

Totals	$4,816	$4,930

	Impaired loans with a related allowance for credit losses at December 31, 2017
		Unpaid	Related
	Recorded	Principal	Allowance for
	Investment	Balance	Credit Losses
Residential one-to-four family	$725	$725	$147

Totals	$725	$725	$147

	Impaired loans with no related allowance for
	credit losses at December 31, 2017
		Unpaid
	Recorded	Principal
	Investment	Balance
Residential one-to-four family	$1,963	$2,052
Commercial real estate	2,877	2,877
Indirect auto	4	4

Totals	$4,844	$4,933

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio segment, for the periods indicated (unaudited and in thousands):

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$195	$2	$1,229	$8

Totals	$195	$2	$1,229	$8

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,923	$8	$1,767	$6
Commercial real estate	2,856	32	3,215	36
Home equity lines of credit	33	—	65	2
Indirect auto	3	—	7	—

Totals	$4,815	$40	$5,054	$44

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
With an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$283	$7	$1,066	$16

Totals	$283	$7	$1,066	$16

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Without an allowance recorded	Investment	Recognized	Investment	Recognized
Residential one-to-four family	$1,936	$16	$1,953	$9
Commercial real estate	2,864	62	3,260	72
Home equity lines of credit	17	—	212	13
Indirect auto	5	—	8	—

Totals	$4,822	$78	$5,433	$94

The following is a summary of past due and non-accrual loans (in thousands):

	June 30, 2018 (unaudited)
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$2,008	$1	$260	$2,269	$—	$707
Home equity lines of credit	138	—	—	138	—	50
Other loans:
Indirect auto	246	56	1	303	—	1

Total	$2,392	$57	$261	$2,710	$—	$758

	December 31, 2017
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$711	$—	$260	$971	$—	$1,372
Home equity lines of credit	716	—	—	716	—	—
Other loans:
Indirect auto	347	30	4	381	—	4

Total	$1,774	$30	$264	$2,068	$—	$1,376

Credit Quality Information

The Company utilizes a nine-grade internal loan rating system for commercial, multi-family, commercial real estate and construction loans, and a five-grade internal loan rating system for certain residential real estate and home equity lines of credit that are rated if the loans become delinquent, impaired or are restructured as a TDR.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial, commercial real estate, multi-family real estate and construction loans. On an annual basis, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity lines of credit if they have become delinquent. Criteria used to determine the rating consists of loan-to-value and the number of days delinquent.

The following tables present the Company’s loans by risk rating at June 30, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	June 30, 2018
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$339	$1,387	$1,519,147	$1,520,873
Commercial real estate	540,568	—	3,779	—	544,347
Multi-family real estate	185,000	—	—	—	185,000
Home equity lines of credit	—	—	49	171,692	171,741
Construction	38,460	—	—	—	38,460
Commercial	63,215	—	—	—	63,215
Indirect auto	—	—	—	19,804	19,804
Other consumer	—	—	—	408	408

Total	$827,243	$339	$5,215	$1,711,051	$2,543,848

	December 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$344	$2,060	$1,330,654	$1,333,058
Commercial real estate	482,574	—	3,818	—	486,392
Multi-family real estate	155,680	—	—	—	155,680
Home equity lines of credit	—	—	772	177,852	178,624
Construction	53,045	—	—	—	53,045
Commercial	63,682	40	—	—	63,722
Indirect auto	—	—	—	30,227	30,227
Consumer	—	—	—	435	435

Total	$754,981	$384	$6,650	$1,539,168	$2,301,183

(A)	Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent, impaired or are restructured as a TDR.

The Company periodically modifies loans to extend the term, reduce the interest rate or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to determine if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. During the three and six months ended June 30, 2018 (unaudited), there were no loans modified and determined to be TDRs. During the three and six months ended June 30, 2017 (unaudited), one existing TDR was modified again to extend the maturity.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
TDRs on Accrual Status	$4,253	$4,194
TDRs on Nonaccrual Status	—	645

Total TDRs	$4,253	$4,839

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$6	$147

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following tables show the TDR modifications which occurred during the three and six months ended June 30, 2017 and the change in the recorded investment subsequent to the modifications occurring (dollars in thousands and unaudited):

	Three months ended
	June 30, 2017
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment
Real estate loans:
Commercial real estate loans	1	$273	$273

Total	1	$273	$273

	Six months ended
	June 30, 2017
		Pre-modification	Post-modification
	# of	outstanding	outstanding
	Contracts	recorded investment	recorded investment
Real estate loans:
Commercial real estate loans	1	$273	$273

Total	1	$273	$273

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the three and six months ended June 30, 2017 (in thousands and unaudited):

Three months ended
June 30, 2017
Extended maturity	$273

Total	$273

Six months ended
June 30, 2017
Extended maturity	$273

Total	$273

The Company generally considers a loan to have defaulted when it reaches 90 days past due. There were no loans that have been modified as TDRs during the past twelve months which have subsequently defaulted during during the three and six months ended June 30, 2018 and 2017 (unaudited).

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

The Company had one consumer mortgage loan for $260,000 collateralized by residential real estate property that was in the process of foreclosure as of June 30, 2018 (unaudited). There were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure as of December 31, 2017.

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

At June 30, 2018 (unaudited) and December 31, 2017, residential loans previously sold and serviced by the Company were $129.0 million and $114.5 million, respectively. At June 30, 2018 (unaudited) and December 31, 2017, indirect auto loans previously sold and serviced by the Company were $5.5 million and $10.5 million, respectively.

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of MSR are determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized MSR for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and MSR may become impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in MSR, which are included in other assets, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Balance at beginning of period	$1,053	$414	$855	$403
Capitalization	5	180	213	185
Amortization	(49)	(27)	(98)	(51)
Valuation allowance adjustment	8	17	47	47

Balance at end of period	$1,017	$584	$1,017	$584

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of June 30, 2018 (unaudited) and December 31, 2017 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as secured borrowings. The securities consisted of mortgage-backed securities issued by a U.S. government sponsored entity. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank (“FHLB”) of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of June 30, 2018 (unaudited) and December 31, 2017 was $4.0 million and $3.3 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At June 30, 2018 (unaudited) and December 31, 2017, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at June 30, 2018 (unaudited) and December 31, 2017 relating to this plan was $2.0 million and $1.8 million, respectively.

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for eligible executive officers that provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at June 30, 2018 (unaudited) and December 31, 2017 relating to these plans was $2.7 million and $2.6 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at June 30, 2018 (unaudited) and December 31, 2017 relating to this plan was $696,000 and $697,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of the Company. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $501,000 and $461,000 for the three months ended June 30, 2018 and 2017 (unaudited), respectively and $1.1 million and $973,000 for the six months ended June 30, 2018 and 2017 (unaudited), respectively. The liability at June 30, 2018 (unaudited) and December 31, 2017 was $1.1 million and $2.1 million, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended June 30, 2018 and 2017 (unaudited) totaled $245,000 and $210,000, respectively, and $498,000 and $453,000 for the six months ended June 30, 2018 and 2017 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by the Company. In April 2013, the Company created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of June 30, 2018 (unaudited) and December 31, 2017, the recorded liability relating to the deferred compensation plan was $2.8 million.

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

Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $126,000 and $111,000 for the three months ended June 30, 2018 and 2017 (unaudited), respectively, and $241,000 and $218,000 for the six months ended June 30, 2018 and 2017 (unaudited), respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and letters of credit and credit facilities available (in thousands):

June 30, 2018 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$6,143	$—	$6,143
FHLB borrowings	44,783	1,663,046	1,707,829
Federal Reserve Bank line of credit	8,801	—	8,801

Total pledged assets	$59,727	$1,663,046	$1,722,773

December 31, 2017	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,582	$—	$5,582
FHLB borrowings	47,666	1,406,483	1,454,149
Federal Reserve Bank line of credit	15,780	—	15,780

Total pledged assets	$69,028	$1,406,483	$1,475,511

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$6,068	$4,012	$12,078	$7,678
Undistributed earnings attributable to participating securities	(1)	(33)	(2)	(64)

Net income allocated to common stockholders	$6,067	$3,979	$12,076	$7,614

Weighted average shares outstanding, basic	8,948,092	8,754,917	8,917,697	8,715,635
Effect of dilutive shares	452,904	429,742	452,640	415,744

Weighted average shares outstanding, assuming dilution	9,400,996	9,184,659	9,370,337	9,131,379

Basic EPS	$0.68	$0.45	$1.35	$0.87
Effect of dilutive shares	(0.03)	(0.02)	(0.06)	(0.04)

Diluted EPS	$0.65	$0.43	$1.29	$0.83

There were no options to purchase shares of common stock outstanding and not included in the computation of EPS because they were antidilutive under the treasury stock method during the three and six months ended June 30, 2018 and 2017 (unaudited).

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three and six months ended June 30, 2018 and 2017 (unaudited), the Company did not repurchase any shares under the repurchase program.

NOTE 10 – STOCK BASED COMPENSATION

On February 8, 2017, the stockholders of the Company approved the Company’s 2017 Equity Incentive Plan (“the Plan”). On March 15, 2017, 487,200 restricted stock awards were granted under the Plan. The shares had a grant date fair value of $27.10 per share and vest over ten years with an estimated forfeiture rate of 2.64%. The awards are not deemed to be participating securities. On April 23, 2018, 3,898 restricted stock awards were granted under the Plan. The shares had a grant date fair value of $32.30 and vest over ten years with an estimated forfeiture rate of 2.27%. The awards are not deemed to be participating securities.

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	$23	$196	$45	$385
Restricted stock awards	327	539	657	807

Total stock based compensation expense	$350	$735	$702	$1,192

Related tax benefits recognized in earnings	$92	$254	$186	$397

The adoption of ASU 2016-09 required that the excess tax benefit associated with stock compensation transactions be recorded through earnings while the previous guidance required the recognition of the excess tax benefit through additional paid-in capital. Excess tax benefits recognized from stock-based compensation for the periods indicated below are as follows (in thousands and unaudited):

	Three months ended June 30,
	2018	2017
After tax benefits recognized in net income	$18	$63

	Six months ended June 30,
	2018	2017
After tax benefits recognized in net income	$127	$781

Total unrecognized compensation cost related to non-vested awards and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of June 30, 2018
	(unaudited)
	Amount	Weighted average period
Stock options	$95	2.21
Restricted stock	10,171	8.71

Total	$10,266

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

The Company groups its assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the observability and reliability of the assumptions used to determine fair value.

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

For assets and liabilities, the fair value level is based upon the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2018 (unaudited) and December 31, 2017. There were no significant transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Investment Securities Available-for-Sale: The Company’s investment in corporate debt securities is generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include reported trades, dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist primarily of exchange-traded mutual funds and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. The exchange-traded mutual funds were valued based on quoted market prices and are categorized as Level 1.

Derivatives: Currently, the Company uses an interest rate cap and loan level derivatives, including interest rate swap agreements and risk participation-out agreements, to manage its interest rate risk. The valuations of these derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the contract (caps). The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The fair values for the loan level derivatives are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

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

The Company had no derivative assets or liabilities as of December 31, 2017.

A majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy. Any related credit value adjustments generally utilize Level 3 inputs such as estimates of credit spreads. However, as of June 30, 2018 (unaudited), the Company has assessed the valuation methodology of these derivatives and determined that the credit valuation adjustments do not materially impact the overall valuation of the derivative positions; accordingly, the Company classifies these instruments entirely within Level 2 of the fair value hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (unaudited) and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2018 (unaudited)
Assets:
Securities available for sale
Corporate debt securities	$—	$4,042	$—	$4,042
Trading securities
Rabbi trust investments	2,837	—	—	2,837
Derivatives:
Interest rate cap	—	1,446	—	1,446
Interest rate swaps	—	905	—	905
Risk participation-out agreements	—	16	—	16

Totals	$2,837	$6,409	$—	$9,246

Liabilities:
Derivatives:
Interest rate swaps	$—	$966	$—	$966

	$—	$966	$—	$966

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2017
Securities available for sale
Corporate debt securities	$—	$16,921	$—	$16,921
Trading securities
Rabbi trust investments	2,808	—	—	2,808

Totals	$2,808	$16,921	$—	$19,729

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and therefore may be measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

There were no impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at June 30, 2018 (unaudited) and December 31, 2017.

The following table (in thousands) presents loans held-for-sale at June 30, 2018 (unaudited) and December 31, 2017.

	June 30, 2018
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$4,104

Totals	$—	$—	$4,104

	December 31, 2017
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$—

Totals	$—	$—	$—

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis include mortgage servicing right assets that are re-measured and reported at the lower of amortized cost or fair value.

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of amortized cost or fair value at the periods indicated:

	June 30, 2018
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$1,017

Totals	$—	$—	$1,017

	December 31, 2017
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$855

Totals	$—	$—	$855

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates the carrying value for cash and cash equivalents, FHLB stock, accrued interest receivable and payable, bank owned life insurance, securities sold under agreements to repurchase and mortgagors’ escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For June 30, 2018 (unaudited), fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$103,702	$103,702	$103,702	$—	$—
Interest-bearing time deposits with other banks	2,415	2,415	—	2,415	—
Held-to-maturity securities	153,654	149,932	—	149,932	—
Federal Home Loan Bank stock	40,082	40,082	—	40,082	—
Loans, net	2,539,318	2,440,843	—	—	2,440,843
Accrued interest receivable	6,950	6,950	6,950	—	—
Bank-owned life insurance	37,496	37,496	—	37,496	—

Financial liabilities:
Deposits	1,833,863	1,828,030	1,251,620	576,410	—
Federal Home Loan Bank advances	855,250	849,207	—	849,207	—
Securities sold under agreements to repurchase	3,999	3,999	—	3,999	—
Accrued interest payable	2,004	2,004	2,004	—	—
Mortgagors’ escrow accounts	6,444	6,444	—	6,444	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,888	$110,888	$110,888	$—	$—
Interest-bearing time deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	160,090	158,385	—	158,385	—
Federal Home Loan Bank stock	32,382	32,382	—	32,382	—
Loans, net	2,296,958	2,251,971	—	—	2,251,971
Accrued interest receivable	6,344	6,344	6,344	—	—
Bank-owned life insurance	36,967	36,967	—	36,967	—

Financial liabilities:
Deposits	1,751,251	1,748,995	1,246,537	502,458	—
Federal Home Loan Bank advances	723,150	719,430	—	719,430	—
Securities sold under agreements to repurchase	3,268	3,268	—	3,268	—
Accrued interest payable	1,594	1,594	1,594	—	—
Mortgagors’ escrow accounts	4,690	4,690	—	4,690	—

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

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax Benefit	After Tax	Pre Tax	Tax	After Tax
	Amount	(Expense)	Amount	Amount	Benefit	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$(18)	$5	$(13)	$(5)	$2	$(3)
Cash flow hedges:
Net change in fair value of cash flow hedges	101	(28)	73	—	—	—

Total other comprehensive income (loss)	$83	$(23)	$60	$(5)	$2	$(3)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	(unaudited and in thousands)			(unaudited and in thousands)
	Pre Tax	Tax	After Tax	Pre Tax	Tax	After Tax
	Amount	Benefit	Amount	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$(96)	$28	$(68)	$108	$(44)	$64
Cash flow hedges:
Net change in fair value of cash flow hedges	(79)	22	(57)	—	—	—

Total other comprehensive (loss) income	$(175)	$50	$(125)	$108	$(44)	$64

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows: (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Net unrealized holding loss on available-for-sale securities, net of tax	$(108)	$(32)
Unrecognized benefit pertaining to defined benefit plan, net of tax	148	121
Net unrealized holding loss on cash flow hedges, net of tax	(57)	—

Accumulated other comprehensive (loss) income	$(17)	$89

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the FASB issued ASU 2018-02, that allowed companies to elect to reclassify the tax effects stranded in accumulated other comprehensive (loss) income to retained earnings rather than income tax benefit or expense. The Company reclassified the $19,000 related to stranded amounts in accumulated other comprehensive income under ASU 2018-02 during the six months ended June 30, 2018.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has purchased an interest rate cap and entered into certain interest rate swap contracts and risk participation-out agreements (“loan level derivatives”) as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Interest rate caps can minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate such customers’ respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Additionally, the Company has risk participation agreements with other banks. Risk participation agreements occur when the Company participates out a portion of the loan and the related swap to another bank or participates in a loan and related swap where another bank is the lead. With a risk participation out, the Company pays another bank to take on the risk associated with the participant bank’s pro-rata swap portion should the borrower default. With a risk participation in, the Company gets paid a fee to take on the risk associated with having to make the lead bank whole on the Company’s portion of the pro-rata swap should the borrower default. Changes in fair value of risk participation agreements are recorded in current period earnings.

The Company recognizes its derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e. cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedging transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in the fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income, net of tax. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined that the derivative instrument is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative instrument as a hedging instrument is no longer appropriate.

Included in loan level derivative income within the consolidated statements of operations is interest rate swap fee income received from dealer counterparties net of fees paid to third party advisors as well as the change in the fair values of interest rate swaps and risk participation agreements.

Cash Flow Hedges of Interest Rate Risk

In March of 2018, a $100 million notional interest rate cap agreement was purchased to limit the Company’s exposure to rising interest rates related to $100 million of rolling, three-month FHLB advances. Under the terms of the agreement, the Company paid a premium of $1.5 million for the right to receive cash flow payments if 3-month LIBOR rises above the cap’s strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreement. The maturity date of the agreement is March 21, 2023 and the unamortized cap fee was $1.5 million as of June 30, 2018 (unaudited). The interest rate cap agreement was designated as a cash flow hedge. The fair value of the interest rate cap agreement is included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that an additional $47,000 will be reclassified as an increase to interest expense. The premium paid on the interest rate cap agreement is being recognized as an increase to interest expense over the duration of the agreement using the caplet method. For the three and six months ended June 30, 2018, premium amortization was immaterial to the consolidated financial statements. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of the periods presented (in thousands):

			Fair Value of Derivative Instruments
			Asset Derivatives
			June 30, 2018
			(unaudited)				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate cap	1	$100,000	Other Assets	$1,446	—	$—	Other Assets	$—

Total derivatives designated as hedging instruments				$1,446				$—

Derivatives not designated as hedging instruments:

Interest Rate Swaps - Commerical Loan Customers	4	$54,370	Other Assets	$905	—	$—	Other Assets	$—

Risk Participation-Out Agreements - Third Party Financial Institution	3	$6,340	Other Assets	16	—	$—	Other Assets	—

Total derivatives not designated as hedging instruments				$921				$—

			Fair Value of Derivative Instruments
			Liability Derivatives
			June 30, 2018
			(unaudited)				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Interest Rate Swaps - Third Party Financial Institution	4	$54,370	Other Liabilities	$966	—	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments				$966				$—

The following table presents the effect of the Company’s derivative financial instruments included in other comprehensive income and reclassifications into earnings for the periods indicated:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Derivatives in Cash Flow Hedging Relationships

Interest Rate Products	$101	$—	Interest expense	$—	$—

Total	$101	$—		$—	$—

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Derivatives in Cash Flow Hedging Relationships

Interest Rate Products	$(79)	$—	Interest expense	$—	$—

Total	$(79)	$—		$—	$—

The following table presents the effect of the Company’s derivative financial instruments included in current earnings for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
		(Unaudited)	(Unaudited)
Interest Rate Swaps	Loan level derivative income	$(61)	$—

Risk Participation-Out Agreements	Loan level derivative income	(16)	—

Total		$(77)	$—

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
		(Unaudited)	(Unaudited)
Interest Rate Swaps	Loan level derivative income	$(61)	$—

Risk Participation-Out Agreements	Loan level derivative income	(16)	—

Total		$(77)	$—

Certain derivative agreements contain provisions that require the Company or the third party financial institution to post collateral if the derivative exposure exceeds a certain threshold. The Company has not posted collateral in connection with this arrangement as of June 30, 2018 (unaudited); however, the third party financial institution posted $740,000 of cash collateral on deposit with the Bank. The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

Counterparty Credit Risk. By utilizing derivative instruments, the Company is exposed to credit risk to the extent that counterparties to the derivative instruments do not perform as required. Should a counterparty fail to perform under the terms of a derivative instrument, the Company’s credit exposure is limited to the net positive fair value and accrued interest of all derivative instruments with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative instruments with institutional counterparties is remote. The Company’s exposure relating to institutional counterparties was $481,000 at June 30, 2018 (unaudited). Credit exposure is mitigated by the value of collateral pledged by the counterparty.

NOTE 14 – BALANCE SHEET OFFSETTING

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary.

The following tables present the Company’s asset and liability derivative positions and repurchase agreements and the potential effect of netting arrangements on its financial position, as of the periods indicated:

	June 30, 2018 (in Thousands and Unaudited)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Assets	$2,367	$—	$2,367	$966	$(481)	$920

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Liabilities	$966	$—	$966	$966	$—	$—

Securities sold under agreements to repurchase	$3,999	$—	$3,999	$—	$3,999	$—

	December 31, 2017
	(in Thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Securities sold under agreements to repurchase	$3,268	$—	$3,268	$—	$3,268	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to successfully implement our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to successfully implement our branch network strategy;

•	general economic conditions, either nationally or in our market areas, and conditions in the real estate markets that could affect the demand for our loans and other products and the ability of borrowers to repay loans, which could lead to declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and U.S. tax laws;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments that could adversely affect our financial condition;

•	government shutdowns;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	our inability to adapt to changes in information technology;

•	system failures or breaches of our network security;

•	electronic fraudulent activity within the financial services industry;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	negative publicity could damage our reputation and business;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at June 30, 2018 (Unaudited) and December 31, 2017

Total Assets. Total assets increased $232.5 million or 8.7% to $2.91 billion at June 30, 2018 (unaudited) from $2.68 billion at December 31, 2017. The increase was primarily the result of a $246.5 million or 10.7% increase in net loans including loans held-for-sale and a $7.7 million or 23.8% increase in Federal Home Loan Bank stock. Partially offsetting these increases was a $12.9 million or 76.1% decrease in investments in available-for-sale securities, a $6.4 million or 4.0% decrease in investments in held-to-maturity securities and a $7.2 million or 6.5% decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.2 million or 6.5% to $103.7 million at June 30, 2018 (unaudited) from $110.9 million at December 31, 2017. The decrease is due to lower amounts of cash held at the Federal Reserve.

Investment Securities. Total investment securities decreased $19.3 million or 10.9% to $157.7 million at June 30, 2018 (unaudited) from $177.0 million at December 31, 2017. The decrease in securities available for sale was driven by the maturity of securities with a par value of $14.8 million. The decrease in securities held to maturity was driven by the maturity of one security with a par value of $5.0 million and paydowns on mortgage backed securities.

Loans. Management continues to focus on prudently growing the residential and commercial real estate loan portfolios. We experienced steady growth during the six months ended June 30, 2018 (unaudited). Net loans increased by $242.4 million or 10.6% to $2.54 billion at June 30, 2018 (unaudited) from $2.30 billion at December 31, 2017. The increase in net loans was primarily due to increases of $187.8 million or 14.1% in one-to-four family residential real estate loans, $58.0 million or 11.9% in commercial real estate loans and $29.3 million or 18.8% in multi-family real estate loans. Partially offsetting these increases were decreases of $14.6 million or 27.5% in construction loans, $10.4 million or 34.5% in indirect auto loans and $6.9 million or 3.9% in home equity lines of credit. The decrease in construction loans was due to the completion of certain construction projects and conversion into permanent credit facilities as well as successful sell outs and loan payoffs. The decrease in indirect auto loans was driven by the suspension of new originations during 2015 due to market conditions. The decrease in home equity lines of credit was due to both payoffs and paydowns of lines. Credit quality remains high with total non-performing loans to total loans of 0.03% and 0.06% as of June 30, 2018 (unaudited) and December 31, 2017, respectively.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance generally provides noninterest income that is nontaxable. At June 30, 2018 (unaudited), our investment in bank-owned life insurance was $37.5 million or an increase of $529,000 and 1.4% from $37.0 million at December 31, 2017. This increase was due to $529,000 in income from bank-owned life insurance during the six months ended June 30, 2018 (unaudited).

Federal Home Loan Bank Stock. The Company held an investment in FHLB of Boston stock of $40.1 million as of June 30, 2018 (unaudited). This was an increase of $7.7 million or 23.8% from $32.4 million as of December 31, 2017. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to help fund asset growth and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management.

Deposits. Deposits increased $82.6 million or 4.7% to $1.83 billion at June 30, 2018 (unaudited) from $1.75 billion at December 31, 2017. The increase in deposits was due to an increase of $77.5 million or 15.4% in certificates of deposit (“CDs”) accounts, an increase of $28.6 million or 3.4% in savings accounts and an increase of $2.8 million or 1.7% in interest-bearing checking accounts, partially offset by a decrease of $26.8 million or 12.1% in demand deposits. Core deposits, which we consider to include all deposits other than CDs, increased by $5.1 million or 0.4%. The introduction of new competitive retail products, as well as a strategic focus on not for profit customer acquisition drove this deposit growth. In addition, the implementation of cash management services continues to expand our municipal banking relationships.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$194,700	10.62%	$221,462	12.65%

Total non-interest-bearing accounts	194,700	10.62	221,462	12.65

Interest-bearing checking accounts	166,648	9.09	163,825	9.35
Savings accounts	881,981	48.09	853,363	48.73
Money market deposits	8,291	0.45	7,887	0.45
Certificate of deposit accounts	582,243	31.75	504,714	28.82

Total interest-bearing deposits	1,639,163	89.38	1,529,789	87.35

Total deposits	$1,833,863	100.00%	$1,751,251	100.00%

Borrowings. At June 30, 2018 (unaudited), borrowings consisted of advances from the FHLB of Boston and securities sold to customers under agreements to repurchase (“repurchase agreements”).

Total borrowings increased $132.8 million or 18.3% to $859.2 million at June 30, 2018 (unaudited), from $726.4 million at December 31, 2017. This increase was driven by advances from the FHLB of $132.1 million to a balance of $855.3 million at June 30, 2018 (unaudited), from $723.2 million at December 31, 2017. The additional advances were utilized to help fund the strong asset growth.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$487,250	$417,250

	487,250	417,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	368,000	305,900
Repurchase agreements	3,999	3,268

	371,999	309,168

Total borrowed funds	$859,249	$726,418

Stockholders’ Equity. Total stockholders’ equity increased $13.2 million or 7.4%, to $191.2 million at June 30, 2018 (unaudited) from $178.0 million as of December 31, 2017. This increase is primarily the result of earnings of $12.1 million and a $1.2 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At June 30, 2018	At December 31, 2017
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family	$707	$1,372
Home equity lines of credit	50	—
Consumer loans:
Indirect auto loans	1	4

Total non-accrual loans	$758	$1,376

Other non-performing assets (NPAs):
Repossessed automobiles	15	—

Total non-performing assets (NPAs)	$773	$1,376

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$—	$645
Troubled debt restructures not included in NPAs	4,253	4,194

Total troubled debt restructures	$4,253	$4,839

Ratios:
Non-performing loans to total loans	0.03%	0.06%
Non-performing assets to total assets	0.03%	0.05%

It is the general policy of the Company to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At June 30, 2018 (unaudited) and December 31, 2017, there were no loans on non-accrual that were determined to not be impaired. At June 30, 2018 (unaudited) and December 31, 2017 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At June 30, 2018 (unaudited), we had $4.3 million of TDRs as compared to $4.8 million of TDRs at December 31, 2017. The decrease in the balance was driven by the sale of one of our TDRs and scheduled regular principal payments.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017 (Unaudited)

General. Net income for the three months ended June 30, 2018 was $6.1 million compared to net income of $4.0 million for the three months ended June 30, 2017. Earnings per diluted share for the three months ended June 30, 2018 were $0.65 compared to earnings per diluted share for the three months ended June 30, 2017 of $0.43. The improvement in operating results of $2.1 million or 51.2% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 resulted from an increase in net interest and dividend income after the provision for loan losses of $1.1 million or 8.6%, an increase in noninterest income of $716,000 or 72.0% and a decrease in income tax expense of $355,000 or 13.8%, partially offset by an increase in noninterest expense of $151,000 or 2.0%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.2 million or 8.3% to $15.1 million for the three months ended June 30, 2018 compared to $13.9 million for the three months ended June 30, 2017. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $29.4 million or 9.5% to $337.9 million for the three months ended June 30, 2018 from $308.4 million for the three months ended June 30, 2017, partially offset by a decrease in our net interest rate spread of 33 basis points to 1.97% during the three months ended June 30, 2018 from 2.30% during the three months ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $5.1 million or 27.3% to $23.9 million for the three months ended June 30, 2018 from $18.8 million for the three months ended June 30, 2017. The increase in interest and dividend income was primarily due to a $4.8 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase in the average balance of loans of $450.6 million to $2.48 billion for the three months ended June 30, 2018 from $2.03 billion for the three months ended June 30, 2017 as well as a 15 basis point increase in the yield on loans to 3.61% for the three months ended June 30, 2018 from 3.46% for the three months ended June 30, 2017.

Interest Expense. Interest expense increased $4.0 million or 82.3% to $8.8 million for the three months ended June 30, 2018 from $4.8 million for the three months ended June 30, 2017. The increase resulted from a 48 basis point increase in the cost of interest-bearing liabilities to 1.48% during the three months ended June 30, 2018 from 1.00% during the three months ended June 30, 2017 as well as a $450.3 million or 23.2% increase in the average balance of interest-bearing liabilities to $2.39 billion for the three months ended June 30, 2018 from $1.94 billion for the three months ended June 30, 2017.

Interest expense on interest-bearing deposits increased by $2.4 million to $5.4 million for the three months ended June 30, 2018 from $3.0 million for the three months ended June 30, 2017. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $1.4 million and $1.0 million, respectively. The increase in interest expense on CDs of $1.4 million from $1.4 million to $2.8 million was driven by an increase in the average balance of $176.1 million as well as a 52 basis point increase in the cost of CD accounts to 1.94% from 1.42%. The increase in interest expense on savings accounts of $1.0 million from $1.4 million to $2.5 million was driven by a 36 basis point increase in the cost of savings accounts to 1.03% from 0.67% and an increase in the average balance of $98.4 million.

Interest expense on total borrowings increased $1.5 million to $3.4 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. This increase was primarily due to an increase in the average cost of FHLB advances of 58 basis points to 1.95% for the three months ended June 30, 2018 from 1.37% for the three months ended June 30, 2017 and an increase in the average balance of FHLB advances of $152.2 million or 28.4% to $688.1 million for the three months ended June 30, 2018 from $535.9 million for the three months ended June 30, 2017. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long-term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $726,000 for the three months ended June 30, 2018, compared to $707,000 for the three months ended June 30, 2017. The increase in the provision was driven by higher loan growth during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, partially offset by the elimination of a $141,000 specific reserve on an impaired loan that was sold and improvements in the qualitative factors used to estimate the allowance for loan losses. The improvements in the qualitative factors were primarily related to evaluating multi-family real estate loans as a separate segment from the commercial real estate loan portfolio. Management determined that multi-family real estate loans exhibit lower risk characteristics than the other commercial real estate loans. For the three months ended June 30, 2018, separately evaluating commercial real estate loans and multi-family real estate loans resulted in a net reduction in the provision for loan losses of $225,000 related to qualitative factor adjustments. The allowance for loan losses was $17.3 million or 0.68% of total loans at June 30, 2018, compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income increased by $716,000 to $1.7 million for the three months ended June 30, 2018 from $995,000 for the three months ended June 30, 2017. This was driven by an increase in loan level derivative income of $1.0 million due to the execution of interest rate swap agreements during the three months ended June 30, 2018, partially offset by a reduction in the net gains on sales of loans of $314,000 due to a lower number of loans sold. Management expects the loan level derivative income to fluctuate based on customer demand.

Noninterest Expense. Noninterest expense increased $151,000 or 2.0% to $7.8 million for the three months ended June 30, 2018 from $7.7 million for the three months ended June 30, 2017.

•	Salaries and employee benefits increased $233,000 or 4.9% driven by merit increases, additional staffing and commissions related to higher loan originations.

•	Director compensation decreased $129,000 or 36.2% driven by reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan were fully expensed in the fourth quarter of 2017.

•	Deposit insurance expense increased by $79,000 or 19.0% primarily driven by asset growth.

Our efficiency ratio improved to 46.4% for the three months ended June 30, 2018 from 51.2% for the three months ended June 30, 2017 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $2.2 million for the three months ended June 30, 2018 compared to income tax expense of $2.6 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 26.8% compared to 39.1% for the three months ended June 30, 2017. The decrease in our effective tax rate was driven by the reduction of the federal corporate income tax rate from 34% to 21% as of January 1, 2018 through the Tax Cuts and Jobs Act.

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

	For the Three Months Ended June 30,
	(unaudited)
	2018			2017
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$2,478,933	$22,320	3.61%	$2,028,341	$17,508	3.46%
Securities	160,174	823	2.06%	162,259	849	2.10%
Other	86,136	289	1.35%	54,949	117	0.85%

Total interest-earning assets (5)	2,725,243	$23,432	3.45%	2,245,549	$18,474	3.30%
Non-interest-earning assets	78,567			73,826

Total assets	$2,803,810			$2,319,375

Interest-bearing liabilities:
Savings accounts	$957,928	$2,462	1.03%	$859,570	$1,444	0.67%
Checking accounts	154,886	194	0.50%	132,386	136	0.41%
Money market accounts	8,298	1	0.05%	8,297	1	0.05%
Certificates of deposit	574,088	2,770	1.94%	397,976	1,407	1.42%

Total interest-bearing deposits	1,695,200	5,427	1.28%	1,398,229	2,988	0.86%
Federal Home Loan Bank advances	688,096	3,350	1.95%	535,880	1,827	1.37%
Securities sold under agreements to repurchase	4,082	2	0.20%	3,001	1	0.13%

Total interest-bearing liabilities	2,387,378	$8,779	1.48%	1,937,110	$4,816	1.00%
Non-interest-bearing liabilities	228,209			213,856

Total liabilities	2,615,587			2,150,966
Stockholders’ Equity	188,223			168,409

Total liabilities and stockholders’ equity	$2,803,810			$2,319,375

Net interest income		$14,653			$13,658

Net interest rate spread (2)			1.97%			2.30%
Net interest-earning assets (3)	$337,865			$308,439

Net interest margin (4)			2.16%			2.44%
Average interest-earning assets to interest-bearing liabilities			114.15%			115.92%

(1)	Yields and rates for the three-month periods ended June 30, 2018 and 2017 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $450,000 and $290,000 for the three months ended June 30, 2018 and 2017, respectively, are not included.

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

	Three Months Ended June 30,
	2018 vs. 2017 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$4,030	$782	$4,812
Securities	(11)	(15)	(26)
Other	85	87	172

Total interest-earning assets (1)	4,104	854	4,958

Expense on interest-bearing liabilities:
Savings accounts	181	837	1,018
Checking accounts	25	33	58
Money market accounts	—	—	—
Certificates of deposit	747	616	1,363

Total interest-bearing deposits	953	1,486	2,439
Federal Home Loan Bank advances	608	915	1,523
Securities sold under agreements to repurchase	—	1	1
Total interest-bearing liabilities	1,561	2,402	3,963

Change in net interest income	$2,543	$(1,548)	$995

(1)	Does not include dividends on FHLB stock of $450,000 and $290,000 for the three months ended June 30, 2018 and 2017, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 (Unaudited)

General. Net income for the six months ended June 30, 2018 was $12.1 million compared to net income of $7.7 million for the six months ended June 30, 2017. Earnings per diluted share for the six months ended June 30, 2018 were $1.29 compared to earnings per diluted share for the six months ended June 30, 2017 of $0.83. The improvement in operating results of $4.4 million or 57.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted from an increase in net interest and dividend income after the provision for loan losses of $3.6 million or 13.9%, an increase in noninterest income of $979,000 or 60.2% and a decrease in income tax expense of $210,000 or 4.7%, partially offset by an increase in noninterest expense of $355,000 or 2.3%.

Net Interest and Dividend Income. Net interest and dividend income increased $3.0 million or 11.1% to $30.2 million for the six months ended June 30, 2018 compared to $27.2 million for the six months ended June 30, 2017. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $31.1 million or 10.1% to $338.9 million for the six months ended June 30, 2018 from $307.8 million for the six months ended June 30, 2017, partially offset by a decrease in our net interest rate spread of 27 basis points to 2.04% during the six months ended June 30, 2018 from 2.31% during the six months ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $10.0 million or 27.7% to $46.3 million for the six months ended June 30, 2018 from $36.3 million for the six months ended June 30, 2017. The increase in interest and dividend income was primarily due to a $9.1 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase in the average balance of loans of $426.6 million to $2.41 billion for the six months ended June 30, 2018 from $1.99 billion for the six months ended June 30, 2017 as well as a 15 basis point increase in the yield on loans to 3.59% for the six months ended June 30, 2018 from 3.44% for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $7.0 million or 77.3% to $16.1 million for the six months ended June 30, 2018 from $9.1 million for the six months ended June 30, 2017. The increase resulted from a 42 basis point increase in the cost of interest-bearing liabilities to 1.39% during the six months ended June 30, 2018 from 0.97% during the six months ended June 30, 2017 as well as a $444.5 million or 23.5% increase in the average balance of interest-bearing liabilities to $2.33 billion for the six months ended June 30, 2018 from $1.89 billion for the six months ended June 30, 2017.

Interest expense on interest-bearing deposits increased by $4.2 million to $9.9 million for the six months ended June 30, 2018 from $5.6 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $2.3 million and $1.8 million, respectively. The increase in interest expense on CDs of $2.3 million from $2.6 million to $5.0 million was driven by an increase in the average balance of $181.7 million as well as a 38 basis point increase in the cost of CD accounts to 1.81% from 1.43%. The increase in interest expense on savings accounts of $1.8 million from $2.7 million to $4.5 million was driven by a 32 basis point increase in the cost of savings accounts to 0.97% from 0.65% and an increase in the average balance of $94.7 million.

Interest expense on total borrowings increased $2.8 million to $6.2 million for the six months ended June 30, 2018 from $3.5 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the average cost of FHLB advances of 54 basis points to 1.83% for the six months ended June 30, 2018 from 1.29% for the six months ended June 30, 2017 and an increase in the average balance of FHLB advances of $141.1 million or 26.0% to $683.3 million for the six months ended June 30, 2018 from $542.2 million for the six months ended June 30, 2017. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long-term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.0 million for the six months ended June 30, 2018, compared to $1.5 million for the six months ended June 30, 2017. The decrease in the provision was driven by the elimination of a $141,000 specific reserve on an impaired loan that was sold and improvements in the qualitative factors used to estimate the allowance for loan losses. The improvements in the qualitative factors were related to evaluating multi-family real estate loans as a separate segment from the commercial real estate loan portfolio. Management determined that multi-family real estate loans exhibit lower risk characteristics than the other commercial real estate loans. For the six months ended June 30, 2018, separately evaluating commercial real estate loans and multi-family real estate loans resulted in a net reduction in the provision for loan losses of $225,000 related to qualitative factor adjustments. The allowance for loan losses was $17.3 million or 0.68% of total loans at June 30, 2018, compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income increased by $979,000 to $2.6 million for the six months ended June 30, 2018, from $1.6 million for the six months ended June 30, 2017. This was driven by an increase in loan level derivative income of $1.0 million due to the execution of interest rate swap agreements during the six months ended June 30, 2018. Management expects the loan level derivative income to fluctuate based on customer demand.

Noninterest Expense. Noninterest expense increased $355,000 or 2.3% to $15.5 million for the six months ended June 30, 2018 from $15.1 million for the six months ended June 30, 2017.

•	Salaries and employee benefits increased $436,000 or 4.6% driven by merit increases, additional staffing and commissions related to higher loan originations.

•	Director compensation decreased $237,000 or 36.0% driven by reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan were fully expensed in the fourth quarter of 2017.

•	Deposit insurance expense increased by $166,000 or 20.3% primarily driven by asset growth.

Our efficiency ratio improved to 47.1% for the six months ended June 30, 2018 from 52.4% for the six months ended June 30, 2017 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $4.3 million for the six months ended June 30, 2018 compared to income tax expense of $4.5 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 26.2% compared to 37.0% for the six months ended June 30, 2017. The decrease in our effective tax rate was driven by the reduction of the federal corporate income tax rate from 34% to 21% as of January 1, 2018 through the Tax Cuts and Jobs Act.

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

	For the Six Months Ended June 30,
	(unaudited)
	2018			2017
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
Interest-earning assets:
Total loans	$2,413,877	$43,018	3.59%	$1,987,296	$33,895	3.44%
Securities	166,467	1,771	2.15%	157,589	1,624	2.08%
Other	92,993	678	1.47%	52,874	205	0.78%

Total interest-earning assets (5)	2,673,337	$45,467	3.43%	2,197,759	$35,724	3.28%
Non-interest-earning assets	76,390			73,088

Total assets	$2,749,727			$2,270,847

Interest-bearing liabilities:
Savings accounts	$937,291	$4,522	0.97%	$842,573	$2,732	0.65%
Checking accounts	150,369	373	0.50%	124,236	252	0.41%
Money market accounts	8,105	1	0.02%	8,338	1	0.02%
Certificates of deposit	551,642	4,953	1.81%	369,928	2,616	1.43%

Total interest-bearing deposits	1,647,407	9,849	1.21%	1,345,075	5,601	0.84%
Federal Home Loan Bank advances	683,262	6,209	1.83%	542,179	3,458	1.29%
Securities sold under agreements to repurchase	3,760	3	0.17%	2,708	2	0.15%

Total interest-bearing liabilities	2,334,429	$16,061	0.00%	1,889,962	$9,061	0.00%
Non-interest-bearing liabilities	230,000		1.39%	214,802		0.97%

Total liabilities	2,564,429			2,104,764
Stockholders’ Equity	185,298			166,083

Total liabilities and stockholders’ equity	$2,749,727			$2,270,847

Net interest income		$29,406			$26,663

Net interest rate spread (2)			2.04%			2.31%
Net interest-earning assets (3)	$338,908			$307,797

Net interest margin (4)			2.22%			2.45%
Average interest-earning assets to interest-bearing liabilities			114.52%			116.29%

(1)	Yields and rates for the six-month periods ended June 30, 2018 and 2017 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $834,000 and $546,000 for the six months ended June 30, 2018 and 2017, respectively, are not included.

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

	Six Months Ended June 30,
	2018 vs. 2017 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$7,546	$1,577	$9,123
Securities	93	54	147
Other	219	254	473

Total interest-earning assets (1)	7,858	1,885	9,743

Expense on interest-bearing liabilities:
Savings accounts	335	1,455	1,790
Checking accounts	59	62	121
Money market accounts	—	—	—
Certificates of deposit	1,509	828	2,337

Total interest-bearing deposits	1,903	2,345	4,248
Federal Home Loan Bank advances	1,045	1,706	2,751
Securities sold under agreements to repurchase	1	—	1
Total interest-bearing liabilities	2,949	4,051	7,000

Change in net interest income	$4,909	$(2,166)	$2,743

(1)	Does not include dividends on FHLB stock of $834,000 and $546,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Strategies used by the Bank to manage the potential volatility of its earnings may include:

•	The origination and retention of adjustable rate residential one-to-four family loans, adjustable rate home equity lines of credit, adjustable rate commercial loans and commercial real estate loans;

•	The sale of fixed rate loans and longer term adjustable rate loans;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Emphasizing growth in low-cost core deposits;

•	Lengthening the maturity of liabilities such as term certificates of deposit, brokered certificates of deposit and FHLB of Boston borrowings as appropriate; and

•	Use of interest rate derivatives, such as interest rate swaps and caps.

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income (“NII”) is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The impact of interest rate derivatives, such as interest rate swaps and caps, is also analyzed. The Bank estimates what its NII would be for a one-year period based on current interest rates. The Bank then calculates what the NII would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five-year time horizon. The following table shows the estimated impact on NII for the one-year period beginning June 30, 2018 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its NII. Although the NII table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its NII and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-19.9%
Ramp +200	-6.2%
Ramp - 100	1.2%

(1)	The calculated change for a ramp -100 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 BPS assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at June 30, 2018, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 19.9% decrease in NII. At the same date, in the event of a 200 basis point increase in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.2% decrease in NII. At the same date, in the event of a 100 basis point decrease in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 1.2% increase in NII.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of June 30, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 23.2% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 0.8% increase in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at June 30, 2018 to satisfy our short and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018 (unaudited), cash and cash equivalents totaled $103.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2018 (unaudited), we had $125.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $330.9 million in unused lines of credit to borrowers and $21.8 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of June 30, 2018 (unaudited) totaled $216.0 million, or 11.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2018 (unaudited).

Our primary investing activity is originating and purchasing loans. During the six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017, we originated and purchased $492.0 million and $835.8 million of new loans, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $82.6 million and $281.8 million for the six months ended June 30, 2018 (unaudited) and for the year ended December 31, 2017, respectively. At June 30, 2018 (unaudited) and December 31, 2017, the levels of brokered deposits were $293.5 million and $247.2 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Boston, which provide an additional source of funds. At June 30, 2018 (unaudited), we had $855.3 million of FHLB advances outstanding. Based on available collateral at that date, we had the ability to borrow up to an additional $158.4 million from the FHLB of Boston.

We are obligated to make future payments according to various contracts. As of June 30,2018 (unaudited), our contractual obligations have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2018.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018 (unaudited), BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under the prompt corrective action regulatory guidelines.

The net proceeds from our stock offering completed in October 2011 had significantly increased our liquidity and capital resources. However, over time, the level of liquidity has been reduced as net proceeds from the stock offering and additions to capital from income generated are used for general corporate purposes, including the funding of loans. We have seen our financial condition and results of operations enhanced by the continued investment of the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income.

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

The Company’s total stockholders’ equity increased to $191.2 million at June 30, 2018 (unaudited) from $178.0 million at December 31, 2017. This increase is primarily the result of earnings of $12.1 million and a $1.2 million increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of June 30, 2018 (unaudited) and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 (unaudited) and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$208,545	11.46%	$145,619	8.00%	$179,749	9.875%	$191,125	10.50%	N/A	N/A
Belmont Savings Bank	203,047	11.16%	145,618	8.00%	179,747	9.875%	191,164	10.50%	$182,023	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$191,225	10.51%	$109,214	6.00%	$143,344	7.875%	$154,720	8.50%	N/A	N/A
Belmont Savings Bank	185,727	10.20%	109,214	6.00%	143,343	7.875%	154,719	8.50%	$145,618	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$191,225	10.51%	$81,911	4.50%	$116,040	6.375%	$127,417	7.00%	N/A	N/A
Belmont Savings Bank	185,727	10.20%	81,910	4.50%	116,039	6.375%	127,416	7.00%	$118,315	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$191,225	6.82%	$112,153	4.00%	$112,153	4.00%	$112,153	4.00%	N/A	N/A
Belmont Savings Bank	185,727	6.63%	112,072	4.00%	112,072	4.00%	112,072	4.00%	$140,089	5.00%

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$194,287	11.30%	$137,498	8.00%	$158,982	9.25%	$180,466	10.50%	N/A	N/A
Belmont Savings Bank	189,311	11.01%	137,497	8.00%	158,981	9.25%	180,465	10.50%	$171,871	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$103,123	6.00%	$124,607	7.25%	$146,092	8.50%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	103,123	6.00%	124,607	7.25%	146,091	8.50%	$137,497	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$77,343	4.50%	$98,827	5.75%	$120,311	7.00%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	77,342	4.50%	98,826	5.75%	120,310	7.00%	$111,716	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$177,939	6.97%	$102,148	4.00%	$102,148	4.00%	$102,148	4.00%	N/A	N/A
Belmont Savings Bank	172,963	6.77%	102,147	4.00%	102,147	4.00%	102,147	4.00%	$127,683	5.00%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies must adopt a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “qualifying community bank”). The new definition will expand the ways that a qualifying community bank may meet its capital requirements and be deemed “well qualified.” The new rule will establish a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A qualifying community bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, will be considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the six months ended June 30, 2018 (unaudited), we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	—	$—	—	500,000
May 1 - May 31	—	—	—	500,000
June 1 - June 30	—	—	—	500,000

Total	—	$—	—

(1)	On June 22, 2013, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 500,000 shares, or 5.5% of the Company’s then outstanding common stock. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 3, 2018	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)