Form 10-Q
period 2018-09-30
BSB Bancorp, Inc.
filed 2018-11-02
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 9,754,897 shares of common stock, par value $0.01 per share, outstanding as of October 26, 2018.

BSB BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$1,676	$1,771
Interest-bearing deposits in other banks	131,945	109,117

Cash and cash equivalents	133,621	110,888
Interest-bearing time deposits with other banks	5,229	2,440
Investments in available-for-sale securities	4,035	16,921
Investments in held-to-maturity securities (fair value of $146,658 as of September 30, 2018 (unaudited) and $158,385 as of December 31, 2017)	150,981	160,090
Federal Home Loan Bank stock, at cost	37,412	32,382
Loans held-for-sale	6,214	—
Loans, net of allowance for loan losses of $17,481 as of September 30, 2018 (unaudited) and $16,312 as of December 31, 2017	2,570,105	2,296,958
Premises and equipment, net	2,305	2,254
Accrued interest receivable	7,666	6,344
Deferred tax asset, net	6,114	5,794
Income taxes receivable	276	53
Bank-owned life insurance	37,770	36,967
Other assets	10,079	5,474

Total assets	$2,971,807	$2,676,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$201,966	$221,462
Interest-bearing	1,746,362	1,529,789

Total deposits	1,948,328	1,751,251
Federal Home Loan Bank advances	794,250	723,150
Securities sold under agreements to repurchase	2,254	3,268
Accrued interest payable	1,914	1,594
Deferred compensation liability	8,454	7,919
Other liabilities	18,657	11,354

Total liabilities	2,773,857	2,498,536

Stockholders’ Equity:
Common stock; $0.01 par value per share, 100,000,000 shares authorized; 9,753,797 and 9,707,665 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	98	97
Additional paid-in capital	96,241	94,590
Retained earnings	105,171	86,884
Accumulated other comprehensive (loss) income	(42)	89
Unearned compensation - ESOP	(3,518)	(3,631)

Total stockholders’ equity	197,950	178,029

Total liabilities and stockholders’ equity	$2,971,807	$2,676,565

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$23,778	$18,432	$66,796	$52,328
Interest on taxable debt securities	857	829	2,628	2,452
Dividends	525	320	1,359	866
Other interest income	484	177	1,162	382

Total interest and dividend income	25,644	19,758	71,945	56,028

Interest expense:
Interest on deposits	6,498	3,391	16,346	8,992
Interest on Federal Home Loan Bank advances	3,736	2,187	9,945	5,645
Interest on securities sold under agreements to repurchase	1	1	4	3

Total interest expense	10,235	5,579	26,295	14,640

Net interest and dividend income	15,409	14,179	45,650	41,388
Provision for loan losses	191	535	1,192	2,070

Net interest and dividend income after provision for loan losses	15,218	13,644	44,458	39,318

Noninterest income:
Customer service fees	221	205	628	586
Income from bank-owned life insurance	274	287	803	834
Net gain on sales of loans	305	267	642	613
Loan servicing fee income	77	71	282	288
Loan level derivative income	126	—	1,158	—
Other income	133	55	229	188

Total noninterest income	1,136	885	3,742	2,509

Noninterest expense:
Salaries and employee benefits	5,071	5,244	14,954	14,692
Director compensation	254	361	676	1,020
Occupancy expense	242	242	742	741
Equipment expense	101	100	277	327
Deposit insurance	528	432	1,512	1,250
Data processing	687	674	2,150	2,062
Professional fees	212	220	757	779
Marketing	227	178	742	739
Other expense	504	478	1,495	1,439

Total noninterest expense	7,826	7,929	23,305	23,049

Income before income tax expense	8,528	6,600	24,895	18,778
Income tax expense	2,300	2,001	6,589	6,500

Net income	$6,228	$4,599	$18,306	$12,278

Earnings per share
Basic	$0.70	$0.52	$2.05	$1.39
Diluted	$0.66	$0.50	$1.95	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$6,228	$4,599	$18,306	$12,278
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	6	5	(64)	69
Net change in fair value of cash flow hedge	(30)	—	(86)	—

Total other comprehensive (loss) income	(24)	5	(150)	69

Total comprehensive income	$6,204	$4,604	$18,156	$12,347

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	12,278	—	—	12,278
Other comprehensive income	—	—	—	—	69	—	69
ESOP shares committed to be released	—	—	213	—	—	114	327
Stock based compensation-restricted stock awards	—	—	1,363	—	—	—	1,363
Stock based compensation-stock options	—	—	586	—	—	—	586
Restricted stock awards granted	487,200	5	(5)	—	—	—	—
Proceeds from exercises of stock options, net of cash paid for income taxes	117,498	1	16	—	—	—	17

Balance at September 30, 2017	9,714,775	$97	$94,186	$84,776	$172	$(3,670)	$175,561

Balance at December 31, 2017	9,707,665	$97	$94,590	$86,884	$89	$(3,631)	$178,029
Net income	—	—	—	18,306	—	—	18,306
Other comprehensive loss	—	—	—	—	(150)	—	(150)
Reclassification of income tax effects related to items stranded within accumulated other comprehensive income from the Tax Cuts and Jobs Act	—	—	—	(19)	19	—	—
ESOP shares committed to be released	—	—	257	—	—	113	370
Stock based compensation-restricted stock awards	—	—	993	—	—	—	993
Stock based compensation-stock options	—	—	59	—	—	—	59
Restricted stock awards granted net of awards surrendered to cover income taxes	(8,971)	—	(274)	—	—	—	(274)
Proceeds from exercises of stock options	55,103	1	616	—	—	—	617

Balance at September 30, 2018	9,753,797	$98	$96,241	$105,171	$(42)	$(3,518)	$197,950

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$18,306	$12,278
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	632	629
Gain on sales of loans, net	(642)	(613)
Loans originated for sale	(16,864)	(4,112)
Proceeds from sales of loans	45,380	51,698
Provision for loan losses	1,192	2,070
Change in net unamortized mortgage premiums	(297)	(1,662)
Change in net deferred loan costs	(7)	204
ESOP expense	370	327
Stock based compensation expense	1,052	1,949
Depreciation and amortization expense	435	451
Impairment of fixed assets	2	18
Deferred income tax benefit	(260)	(530)
Gain on the sale of fixed assets	(11)	—
Increase in bank-owned life insurance	(803)	(834)
Net change in:
Accrued interest receivable	(1,322)	(1,076)
Other assets	(641)	(166)
Income taxes receivable	(223)	410
Accrued interest payable	320	411
Deferred compensation liability	535	651
Other liabilities	5,654	472

Net cash provided by operating activities	52,808	62,575

Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	2,340	134
Purchases of interest-bearing time deposits with other banks	(5,129)	(2,340)
Proceeds from maturities of available-for-sale securities	12,750	—
Proceeds from maturities, payments and calls of held-to-maturity securities	32,147	20,720
Purchases of held-to-maturity securities	(23,623)	(30,386)
Redemption of Federal Home Loan Bank stock	17,225	3,767
Purchases of Federal Home Loan Bank stock	(22,255)	(7,013)
Recoveries of loans previously charged off	13	21
Loan originations and principal collections, net	(71,777)	(64,727)
Purchases of loans	(236,359)	(289,585)
Proceeds from the sale of fixed assets	25	—
Capital expenditures	(502)	(428)
Premiums paid on bank-owned life insurance	—	(5)

Net cash used in investing activities	(295,145)	(369,842)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

(Continued)

	Nine months ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing checking and savings accounts	34,799	130,404
Net increase in time deposits	162,278	114,937
Proceeds from long-term Federal Home Loan Bank borrowings	105,000	110,000
Principal payments on long-term Federal Home Loan Bank borrowings	(30,000)	(55,000)
Net change in short-term Federal Home Loan Bank advances	(3,900)	23,400
Payment to counterparty for interest rate cap contracts	(4,085)	—
Net decrease in securities sold under agreement to repurchase	(1,014)	(124)
Net increase in mortgagors’ escrow accounts	1,649	1,203
Net proceeds from exercise of stock options	617	465
Payment of income taxes for shares withheld in stock based award activity	(274)	(448)

Net cash provided by financing activities	265,070	324,837

Net increase in cash and cash equivalents	22,733	17,570
Cash and cash equivalents at beginning of period	110,888	58,876

Cash and cash equivalents at end of period	$133,621	$76,446

Supplemental disclosures:
Interest paid	$25,975	$14,229
Income taxes paid	7,072	6,620
Transfer of loans held for investment to loans held for sale	34,179	47,441

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company adopted this standard as of January 1, 2018 utilizing the modified retrospective approach. As a result, we did not identify any significant changes to our methodology of recognizing revenue and as such, no cumulative effect adjustment to opening retained earnings was deemed necessary. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of operations as components of non-interest income are as follows:

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update were effective for the Company on January 1, 2018 with a change to the exit price notion methodology for the Company’s fair value disclosures of financial instruments. The adoption of this guidance was not material to the Company’s consolidated financial statements. Refer to Note 11 – Fair Value Measurements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”, which provided an additional, optional transition method to adopt ASU 2016-02 and providing lessors with a practical expedient to not separate lease and nonlease components. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements and plan to adopt the new guidance in the first quarter of 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” (CECL) model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and

Cash Payments”. The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendments in this update were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).” The purpose of this ASU is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” This ASU is meant to address the diversity in practice in accounting for the costs of implementation activities performed in a cloud computing arrangement that is a service contract that resulted from the issuance of ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes.” The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, if ASU 2017-12 has already been adopted. The Company has already adopted ASU 2017-12. Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if a public business entity has adopted ASU 2017-12. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values were as follows at the dates indicated (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Available-for-sale securities:
Corporate debt securities	$4,178	$—	$(143)	$4,035	$16,975	$24	$(78)	$16,921

	$4,178	$—	$(143)	$4,035	$16,975	$24	$(78)	$16,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$140,231	$62	$(4,299)	$135,994	$142,383	$145	$(2,089)	$140,439
Corporate debt securities	10,750	—	(86)	10,664	17,707	239	—	17,946

	$150,981	$62	$(4,385)	$146,658	$160,090	$384	$(2,089)	$158,385

The amortized cost basis and estimated fair value of debt securities by contractual maturity at September 30, 2018 is as follows (in thousands and unaudited). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(unaudited)		(unaudited)
Due within one year	$—	$—	$—	$—
Due after one year through five years	4,178	4,035	21,786	21,300
Due after five years through ten years	—	—	22,486	21,556
Due after ten years	—	—	106,709	103,802

	$4,178	$4,035	$150,981	$146,658

When securities are sold, the adjusted cost basis of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2018 and 2017 (unaudited), there were no sales of available-for-sale securities.

In addition to the securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan. These investments are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in our consolidated balance sheets in other assets. The investments consisted primarily of mutual funds and are classified as trading securities and recorded at fair value through net income. The fair value of these investments at September 30, 2018 (unaudited) and December 31, 2017 was $2.9 and $2.8 million, respectively. For the three months ending September 30, 2018 and 2017 (unaudited), the net gain on these investments still held at the reporting date was $55,000 and $33,000, respectively. For the nine months ending September 30, 2018 and 2017 (unaudited), the net gain on these investments still held at the reporting date was $63,000 and $116,000, respectively. Refer to Note 7 – Employee and Director Benefit Plans, for more information.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows (in thousands):

		Less than 12 Months		Over 12 Months
	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018 (unaudited):
Available-for-sale
Corporate debt securities	1	$—	$—	$4,035	$(143)
Held-to-maturity
Corporate debt securities	3	9,695	(86)	—	—
U.S. government sponsored mortgage-backed securities	87	45,377	(747)	88,248	(3,552)

Total temporarily impaired securities	91	$55,072	$(833)	$92,283	$(3,695)

December 31, 2017:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,144	$(78)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	81	64,056	(718)	62,798	(1,371)

Total temporarily impaired securities	82	$64,056	$(718)	$66,942	$(1,449)

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

At September 30, 2018 (unaudited), 91 debt securities were in an unrealized loss position. Based on the Company’s September 30, 2018 (unaudited) quarterly review of securities in the investment portfolio, management has determined that unrealized losses related to the 91 debt securities with aggregate depreciation of 2.98% from the Company’s amortized cost basis were caused primarily by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2018 (unaudited).

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, multi-family real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended September 30, 2018. However, during the nine months ended September 30, 2018, the Company determined that multi-family real estate loans should be evaluated separately from other commercial real estate loans as its own homogenous loan segment. Accordingly, the related prior year amounts have been reclassified to reflect this change.

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

Unallocated Component:

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of incurred losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. At September 30, 2018 (unaudited) and December 31, 2017, the Company had unallocated reserves of $672,000 and $621,000, respectively.

Loans consisted of the following (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Mortgage loans:
Residential one-to-four family loans	$1,554,223	60.35%	$1,333,058	57.93%
Commercial real estate loans	537,264	20.86	486,392	21.13
Multi-family real estate loans	195,577	7.59	155,680	6.77
Home equity lines of credit	164,599	6.39	178,624	7.76
Construction loans	43,438	1.69	53,045	2.31

Total mortgage loans	2,495,101	96.88	2,206,799	95.90

Commercial loans	64,059	2.49	63,722	2.77
Consumer loans:
Indirect auto loans	15,628	0.61	30,227	1.31
Other consumer loans	407	0.02	435	0.02

	80,094	3.12	94,384	4.10

Total loans	2,575,195	100.00%	2,301,183	100.00%

Net deferred loan costs	3,433		3,426
Net unamortized mortgage premiums	8,958		8,661
Allowance for loan losses	(17,481)		(16,312)

Total loans, net	$2,570,105		$2,296,958

The following tables (in thousands) present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017 (unaudited); and the balances of the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method at September 30, 2018 (unaudited) and December 31, 2017. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest, any deferred loan fees or costs or any premiums, as the amounts are not significant.

	Three Months Ended September 30, 2018
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$7,144	$155	$—	$—	$7,299
Commercial real estate	5,686	(74)	—	—	5,612
Multi-family real estate	1,572	90	—	—	1,662
Home equity lines of credit	841	(34)	—	—	807
Construction	550	71	—	—	621
Commercial	688	8	—	—	696
Indirect auto	146	(34)	(4)	—	108
Other consumer	5	1	(3)	1	4
Unallocated	664	8	—	—	672

Total	$17,296	$191	$(7)	$1	$17,481

	Three Months Ended September 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$5,664	$292	$—	$—	$5,956
Commercial real estate	4,322	307	—	—	4,629
Multi-family real estate	1,290	279	—	—	1,569
Home equity lines of credit	1,024	(128)	—	—	896
Construction	1,153	(240)	—	—	913
Commercial	718	54	—	—	772
Indirect auto	339	(57)	(4)	3	281
Other consumer	7	5	(4)	1	9
Unallocated	572	23	—	—	595

Total	$15,089	$535	$(8)	$4	$15,620

	Nine Months Ended September 30, 2018
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$6,400	$899	$—	$—	$7,299
Commercial real estate	4,979	633	—	—	5,612
Multi-family real estate	1,604	58	—	—	1,662
Home equity lines of credit	947	(140)	—	—	807
Construction	764	(143)	—	—	621
Commercial	758	(58)	(4)	—	696
Indirect auto	230	(108)	(25)	11	108
Other consumer	9	—	(7)	2	4
Unallocated	621	51	—	—	672

Total	$16,312	$1,192	$(36)	$13	$17,481

	Nine Months Ended September 30, 2017
	Beginning balance	Provision (benefit)	Charge-offs	Recoveries	Ending balance
Residential one-to-four family	$4,828	$1,128	$—	$—	$5,956
Commercial real estate	3,676	953	—	—	4,629
Multi-family real estate	1,209	360	—	—	1,569
Home equity lines of credit	1,037	(141)	—	—	896
Construction	1,219	(306)	—	—	913
Commercial	728	44	—	—	772
Indirect auto	362	(56)	(44)	19	281
Other consumer	9	10	(12)	2	9
Unallocated	517	78	—	—	595

Total	$13,585	$2,070	$(56)	$21	$15,620

	September 30, 2018
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,566	$6	$1,551,657	$7,293	$1,554,223	$7,299
Commercial real estate	2,836	—	534,428	5,612	537,264	5,612
Multi-family real estate	—	—	195,577	1,662	195,577	1,662
Home equity lines of credit	—	—	164,599	807	164,599	807
Construction	—	—	43,438	621	43,438	621
Commercial	—	—	64,059	696	64,059	696
Indirect auto	22	—	15,606	108	15,628	108
Other consumer	—	—	407	4	407	4
Unallocated	—	—	—	672	—	672

Total	$5,424	$6	$2,569,771	$17,475	$2,575,195	$17,481

	December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan balance	Allowance	Loan balance	Allowance	Loan balance	Allowance
Residential one-to-four family	$2,688	$147	$1,330,370	$6,253	$1,333,058	$6,400
Commercial real estate	2,877	—	483,515	4,979	486,392	4,979
Multi-family real estate	—	—	155,680	1,604	155,680	1,604
Home equity lines of credit	—	—	178,624	947	178,624	947
Construction	—	—	53,045	764	53,045	764
Commercial	—	—	63,722	758	63,722	758
Indirect auto	4	—	30,223	230	30,227	230
Other consumer	—	—	435	9	435	9
Unallocated	—	—	—	621	—	621

Total	$5,569	$147	$2,295,614	$16,165	$2,301,183	$16,312

Information about loans that meet the definition of an impaired loan under ASC 310-10-35 is as follows as of September 30, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands):

	Impaired loans with a related allowance for credit losses at September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$193	$193	$6

Totals	$193	$193	$6

	Impaired loans with no related allowance for credit losses at September 30, 2018
	Recorded Investment	Unpaid Principal Balance
Residential one-to-four family	$2,373	$2,488
Commercial real estate	2,836	2,836
Indirect auto	22	22

Totals	$5,231	$5,346

	Impaired loans with a related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
Residential one-to-four family	$725	$725	$147

Totals	$725	$725	$147

	Impaired loans with no related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance
Residential one-to-four family	$1,963	$2,052
Commercial real estate	2,877	2,877
Indirect auto	4	4

Totals	$4,844	$4,933

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio segment, for the periods indicated (unaudited and in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$194	$2	$730	$8

Totals	$194	$2	$730	$8

	Three months ended September 30, 2018		Three months ended September 30, 2017
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,064	$16	$1,911	$7
Commercial real estate	2,841	31	3,125	35
Indirect auto	12	—	4	—
Consumer	—	—	1	—

Totals	$4,917	$47	$5,041	$42

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$254	$9	$954	$24

Totals	$254	$9	$954	$24

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$1,978	$32	$1,939	$16
Commercial real estate	2,856	93	3,215	107
Home equity lines of credit	11	—	142	13
Indirect auto	7	—	7	—

Totals	$4,852	$125	$5,303	$136

The following is a summary of past due and non-accrual loans (in thousands):

	September 30, 2018 (unaudited)
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$445	$241	$727	$1,413	$—	$1,172
Home equity lines of credit	940	—	—	940	—	—
Other loans:
Indirect auto	174	12	22	208	—	22

Total	$1,559	$253	$749	$2,561	$—	$1,194

	December 31, 2017
	30–59 Days	60–89 Days	90 Days or More	Total Past Due	90 days or more and accruing	Loans on Non-accrual
Real estate loans:
Residential one-to-four family	$711	$—	$260	$971	$—	$1,372
Home equity lines of credit	716	—	—	716	—	—
Other loans:
Indirect auto	347	30	4	381	—	4

Total	$1,774	$30	$264	$2,068	$—	$1,376

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

The following tables present the Company’s loans by risk rating at September 30, 2018 (unaudited and in thousands) and December 31, 2017 (in thousands). There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	September 30, 2018
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$337	$1,848	$1,552,038	$1,554,223
Commercial real estate	533,517	—	3,747	—	537,264
Multi-family real estate	195,577	—	—	—	195,577
Home equity lines of credit	—	—	—	164,599	164,599
Construction	43,438	—	—	—	43,438
Commercial	64,059	—	—	—	64,059
Indirect auto	—	—	—	15,628	15,628
Other consumer	—	—	—	407	407

Total	$836,591	$337	$5,595	$1,732,672	$2,575,195

	December 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$344	$2,060	$1,330,654	$1,333,058
Commercial real estate	482,574	—	3,818	—	486,392
Multi-family real estate	155,680	—	—	—	155,680
Home equity lines of credit	—	—	772	177,852	178,624
Construction	53,045	—	—	—	53,045
Commercial	63,682	40	—	—	63,722
Indirect auto	—	—	—	30,227	30,227
Consumer	—	—	—	435	435

Total	$754,981	$384	$6,650	$1,539,168	$2,301,183

(A) Residential real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent, impaired or are restructured as a TDR. Indirect auto loans and other consumer loans are not formally risk rated by the Company.

The Company periodically modifies loans to extend the term, reduce the interest rate or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. Any loans that are modified are reviewed by the Company to determine if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. During the three and nine months ended September 30, 2018 (unaudited), there were no loans modified and determined to be TDRs. During the three months ended September 30, 2017 (unaudited), there were no loans modified and determined to be TDRs. During the nine months ended September 30, 2017 (unaudited), one existing TDR was modified again to extend the maturity.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
TDRs on Accrual Status	$4,229	$4,194
TDRs on Nonaccrual Status	—	645

Total TDRs	$4,229	$4,839

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$6	$147

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

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

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the nine months ended September 30, 2017 (in thousands and unaudited):

Nine months ended September 30, 2017
Extended maturity	$273

Total	$273

The Company generally considers a loan to have defaulted when it reaches 90 days past due. There were no loans that have been modified as TDRs during the past twelve months which have subsequently defaulted during the three and nine months ended September 30, 2018 and 2017 (unaudited).

The impact of TDRs and subsequently defaulted TDRs did not have a material impact on the allowance for loan losses.

Foreclosure Proceedings

The Company had one consumer mortgage loan for $260,000 collateralized by residential real estate property that was in the process of foreclosure as of September 30, 2018 (unaudited). There were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure as of December 31, 2017.

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

At September 30, 2018 (unaudited) and December 31, 2017, residential loans previously sold and serviced by the Company were $142.6 million and $114.5 million, respectively. At September 30, 2018 (unaudited) and December 31, 2017, indirect auto loans previously sold and serviced by the Company were $4.0 million and $10.5 million, respectively.

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of the MSR assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of MSR are determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized MSR for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and MSR may become impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Changes in MSR, which are included in other assets, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Balance at beginning of period	$1,017	$584	$855	$403
Capitalization	147	193	360	378
Amortization	(52)	(37)	(150)	(88)
Valuation allowance adjustment	3	(6)	50	41

Balance at end of period	$1,115	$734	$1,115	$734

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The securities sold under agreements to repurchase as of September 30, 2018 (unaudited) and December 31, 2017 are securities sold on a short-term basis by the Company that have been accounted for not as sales but as secured borrowings. The securities consisted of mortgage-backed securities issued by a U.S. government sponsored entity. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank (“FHLB”) of Boston under the control of the Company. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company identical securities at the maturity of the agreements. The balance of securities sold under agreements to repurchase as of September 30, 2018 (unaudited) and December 31, 2017 was $2.3 million and $3.3 million, respectively.

NOTE 7 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

The purpose of the Belmont Savings Bank Supplemental Executive Retirement Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At September 30, 2018 (unaudited) and December 31, 2017, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded. The estimated liability at September 30, 2018 (unaudited) and December 31, 2017 relating to this plan was $2.0 million and $1.8 million, respectively.

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

The present value of these future payments is being accrued over the service period. The estimated liability at September 30, 2018 (unaudited) and December 31, 2017 relating to these plans was $2.8 million and $2.6 million, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at September 30, 2018 (unaudited) and December 31, 2017 relating to this plan was $696,000 and $697,000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth, profitability and risk management of the Company. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $372,000 and $845,000 for the three months ended September 30, 2018 and 2017 (unaudited), respectively and $1.4 million and $1.8 million for the nine months ended September 30, 2018 and 2017 (unaudited), respectively. The liability at September 30, 2018 (unaudited) and December 31, 2017 was $1.4 million and $2.1 million, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the three months ended September, 30 2018 and 2017 (unaudited) totaled $251,000 and $248,000, respectively, and $749,000 and $700,000 for the nine months ended September 30, 2018 and 2017 (unaudited), respectively.

Deferred Compensation Plan

The Company has a compensation deferral plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year. Each agreement allows for the individual to elect to defer a portion of his or her compensation to an individual deferred compensation account established by the Company. In April 2013, the Company created a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Company primarily for purposes of holding deferred compensation for certain directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of September 30, 2018 (unaudited) and December 31, 2017, the recorded liability relating to the deferred compensation plan was $2.9 million and $2.8 million, respectively.

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

Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The Company incurred expenses of $129,000 and $110,000 for the three months ended September 30, 2018 and 2017 (unaudited), respectively, and $370,000 and $327,000 for the nine months ended September 30, 2018 and 2017 (unaudited), respectively.

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

NOTE 8 – PLEDGED ASSETS

The following securities and loans were pledged to secure securities sold under agreements to repurchase, FHLB advances and letters of credit and credit facilities available (in thousands):

September 30, 2018 (unaudited)	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,758	$—	$5,758
FHLB advances	42,475	1,839,933	1,882,408
Federal Reserve Bank line of credit	8,812	—	8,812

Total pledged assets	$57,045	$1,839,933	$1,896,978

December 31, 2017	Securities held to maturity (at cost)	Loans receivable	Total pledged assets
Repurchase agreements	$5,582	$—	$5,582
FHLB advances	47,666	1,406,483	1,454,149
Federal Reserve Bank line of credit	15,780	—	15,780

Total pledged assets	$69,028	$1,406,483	$1,475,511

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

Earnings per share consisted of the following components for the periods indicated (unaudited and dollars in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$6,228	$4,599	$18,306	$12,278
Undistributed earnings attributable to participating securities	(1)	(38)	(2)	(102)

Net income allocated to common stockholders	$6,227	$4,561	$18,304	$12,176

Weighted average shares outstanding, basic	8,956,758	8,846,786	8,930,860	8,808,340
Effect of dilutive shares	469,502	425,656	459,006	418,492

Weighted average shares outstanding, assuming dilution	9,426,260	9,272,442	9,389,866	9,226,832

Basic EPS	$0.70	$0.52	$2.05	$1.39
Effect of dilutive shares	(0.04)	(0.02)	(0.10)	(0.06)

Diluted EPS	$0.66	$0.50	$1.95	$1.33

There were no options to purchase shares of common stock outstanding and not included in the computation of EPS because they were antidilutive under the treasury stock method during the three and nine months ended September 30, 2018 and 2017 (unaudited).

Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

On June 22, 2013, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to 500,000 shares of the Company’s common stock. During the three and nine months ended September 30, 2018 and 2017 (unaudited), the Company did not repurchase any shares under the repurchase program.

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

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized (in thousands and unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	$14	$201	$59	$586
Restricted stock awards	335	555	993	1,363

Total stock based compensation expense	$349	$756	$1,052	$1,949

Related tax benefits recognized in earnings	$95	$262	$281	$659

The adoption of ASU 2016-09 required that the excess tax benefit associated with stock compensation transactions be recorded through earnings while the previous guidance required the recognition of the excess tax benefit through additional paid-in capital. Excess tax benefits recognized from stock-based compensation for the periods indicated below are as follows (in thousands and unaudited):

	Three months ended September 30,
	2018	2017
After tax benefits recognized in net income	$23	$272

	Nine months ended September 30,
	2018	2017
After tax benefits recognized in net income	$149	$1,053

Total unrecognized compensation cost related to non-vested awards and the weighted average period (in years) over which it is expected to be recognized is as follows (in thousands):

	As of September 30, 2018
	(unaudited)
	Amount	Weighted average period
Stock options	$82	2.02
Restricted stock	9,906	8.46

Total	$9,988

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

Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Inputs are unobservable inputs for the asset or liability.

For assets and liabilities, the fair value level is based upon the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at September 30, 2018 (unaudited) and December 31, 2017.

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

Investments held in the Rabbi Trust: Investments held in the Rabbi Trust consist primarily of exchange-traded mutual funds and are recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive non-qualified retirement benefits and deferred compensation. The exchange-traded mutual funds are valued based on quoted market prices and are categorized as Level 1.

Derivatives: Currently, the Company uses interest rate caps and loan level derivatives, including interest rate swap agreements and risk participation-out agreements, to manage its interest rate risk. The valuations of these derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The fair value of the interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the contracts. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative instruments for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The Company had no derivative assets or liabilities as of December 31, 2017.

A majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy. Any related credit value adjustments generally utilize Level 3 inputs such as estimates of credit spreads. However, as of September 30, 2018 (unaudited), the Company has assessed the valuation methodology of these derivative instruments and determined that the credit valuation adjustments do not materially impact the overall valuation of the derivative positions; accordingly, the Company classifies these derivative instruments entirely within Level 2 of the fair value hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (unaudited) and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
At September 30, 2018 (unaudited)
Assets:
Securities available for sale
Corporate debt securities	$—	$4,035	$—	$4,035
Trading securities
Rabbi trust investments	2,902	—	—	2,902
Derivatives:
Interest rate caps	—	3,963	—	3,963
Interest rate swaps	—	425	—	425
Risk participation-out agreements	—	12	—	12

Totals	$2,902	$8,435	$—	$11,337

Liabilities:
Derivatives:
Interest rate swaps	$—	$462	$—	$462

	$—	$462	$—	$462

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2017
Securities available for sale
Corporate debt securities	$—	$16,921	$—	$16,921
Trading securities
Rabbi trust investments	2,808	—	—	2,808

Totals	$2,808	$16,921	$—	$19,729

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

Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. However, the choice of observable data is subject to significant judgment, and there are often adjustments based on judgment in order to make observable data comparable and to consider the impact of time, the condition of properties, interest rates, and other market factors on current values. Additionally, commercial real estate appraisals frequently involve discounting of projected cash flows, which relies inherently on unobservable data. Therefore, real estate collateral related non-recurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. Financial assets measured at fair value on a non-recurring basis during the reported periods also include loans held for sale. Residential mortgage loans held for sale are recorded at the lower of cost or fair value and therefore may be measured at fair value on a non-recurring basis. The fair values for loans held for sale are estimated based on commitments in effect from investors or prevailing market prices for loans with similar terms to borrowers of similar credit quality and are included in Level 3.

There were no impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses or charge off based upon the fair value of the underlying collateral at September 30, 2018 (unaudited) and December 31, 2017.

The following table (in thousands) presents loans held for sale at September 30, 2018 (unaudited) and December 31, 2017.

	September 30, 2018
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$6,214

Totals	$—	$—	$6,214

	December 31, 2017
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$—

Totals	$—	$—	$—

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis include MSR assets that are re-measured and reported at the lower of amortized cost or fair value.

The following table (in thousands) presents the non-financial assets that were re-measured and reported at the lower of amortized cost or fair value at the periods indicated:

	September 30, 2018
	Level 1	Level 2	Level 3
		(unaudited)
Mortgage servicing rights	$—	$—	$1,115

Totals	$—	$—	$1,115

	December 31, 2017
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$855

Totals	$—	$—	$855

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates the carrying value for cash and cash equivalents, FHLB stock, accrued interest receivable and payable, bank-owned life insurance, securities sold under agreements to repurchase and mortgagors’ escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For September 30, 2018 (unaudited), fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows (in thousands) for the periods indicated:

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
			(unaudited)
Financial assets:
Cash and cash equivalents	$133,621	$133,621	$133,621	$—	$—
Interest-bearing time deposits with other banks	5,229	5,229	—	5,229	—
Held-to-maturity securities	150,981	146,658	—	146,658	—
Federal Home Loan Bank stock	37,412	37,412	—	37,412	—
Loans, net	2,570,105	2,460,465	—	—	2,460,465
Accrued interest receivable	7,666	7,666	7,666	—	—
Bank-owned life insurance	37,770	37,770	—	37,770	—

Financial liabilities:
Deposits	1,948,328	1,942,470	1,281,336	661,134	—
Federal Home Loan Bank advances	794,250	787,485	—	787,485	—
Securities sold under agreements to repurchase	2,254	2,254	—	2,254	—
Accrued interest payable	1,914	1,914	1,914	—	—
Mortgagors’ escrow accounts	6,339	6,339	—	6,339	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,888	$110,888	$110,888	$—	$—
Interest-bearing time deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	160,090	158,385	—	158,385	—
Federal Home Loan Bank stock	32,382	32,382	—	32,382	—
Loans, net	2,296,958	2,251,971	—	—	2,251,971
Accrued interest receivable	6,344	6,344	6,344	—	—
Bank-owned life insurance	36,967	36,967	—	36,967	—

Financial liabilities:
Deposits	1,751,251	1,748,995	1,246,537	502,458	—
Federal Home Loan Bank advances	723,150	719,430	—	719,430	—
Securities sold under agreements to repurchase	3,268	3,268	—	3,268	—
Accrued interest payable	1,594	1,594	1,594	—	—
Mortgagors’ escrow accounts	4,690	4,690	—	4,690	—

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

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	Three months ended September 30, 2018 (unaudited and in thousands)			Three months ended September 30, 2017 (unaudited and in thousands)
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$8	$(2)	$6	$9	$(4)	$5
Cash flow hedges:
Change in fair value of cash flow hedges	(43)	12	(31)	—	—	—
Reclassification adjustment included in net income[1]	1	—	1	—	—	—

Net change in fair value of cash flow hedges	(42)	12	(30)	—	—	—

Total other comprehensive (loss) income	$(34)	$10	$(24)	$9	$(4)	$5

	Nine months ended September 30, 2018 (unaudited and in thousands)			Nine months ended September 30, 2017 (unaudited and in thousands)
	Pre Tax Amount	Tax Benefit	After Tax Amount	Pre Tax Amount	Tax Expense	After Tax Amount
Securities available-for-sale:
Change in fair value of securities available-for-sale	$(89)	$25	$(64)	$117	$(48)	$69
Cash flow hedges:
Change in fair value of cash flow hedges	(122)	35	(87)	—	—	—
Reclassification adjustment included in net income[1]	1	—	1	—	—	—

Net change in fair value of cash flow hedges	(121)	35	(86)	—	—	—

Total other comprehensive (loss) income	$(210)	$60	$(150)	$117	$(48)	$69

1 -

Reclassification adjustments are comprised of amortization of the interest rate cap premiums paid upon execution under the Caplet method. The deferred premium has been reclassified out of accumulated other comprehensive income and certain line items in the consolidated statements of operations were affected as follows; the pre-tax amount is included in Interest on Federal Home Loan Bank Advances (the hedged item), the tax benefit amount is included in income tax expense and the after tax amount is included in net income.

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows: (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Net unrealized holding loss on available-for-sale securities, net of tax	$(104)	$(32)
Unrecognized benefit pertaining to defined benefit plan, net of tax	148	121
Net unrealized holding loss on cash flow hedges, net of tax	(86)	—

Accumulated other comprehensive (loss) income	$(42)	$89

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the FASB issued ASU 2018-02, that allowed companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense. The Company reclassified the $19,000 related to stranded amounts in accumulated other comprehensive income under ASU 2018-02 during the nine months ended September 30, 2018 (unaudited).

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has purchased interest rate caps and entered into certain interest rate swap contracts and risk participation-out agreements. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium payment. Interest rate caps can minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.

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

Additionally, the Company has risk participation agreements with other banks. Risk participation agreements occur when the Company participates out a portion of the loan and the related swap to another bank or participates in a loan and related swap where another bank is the lead. With a risk participation out, the Company pays another bank to take on the risk associated with the participant bank’s pro-rata swap portion should the borrower default. With a risk participation in, the Company gets paid a fee to take on the risk associated with having to make the lead bank whole on the Company’s portion of the pro-rata swap should the borrower default. Changes in the fair value of risk participation agreements are recorded in current period earnings.

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

Changes in the fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income (loss), net of tax. Any ineffective portion is recorded in earnings. The Company discontinues hedge accounting when it is determined that the derivative instrument is no longer effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative instrument as a hedging instrument is no longer appropriate.

Included in loan level derivative income within the consolidated statements of operations is interest rate swap fee income received from dealer counterparties net of fees paid to third party advisors as well as the change in the fair values of interest rate swaps and risk participation agreements.

Cash Flow Hedges of Interest Rate Risk

In September of 2018, two $50 million notional interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates related to $50 million of rolling, one-month FHLB advances and brokered deposits. Under the terms of the agreements, the Company paid premiums of $2.6 million for the right to receive cash flow payments if the 1-month LIBOR rate rises above the caps’ strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreements. The maturity date of the agreements is September 12, 2024 and the unamortized cap premium was $2.6 million as of September 30, 2018 (unaudited). The interest rate cap agreements are designated as cash flow hedges. The fair value of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss), net of tax and subsequently reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings.

In March of 2018, a $100 million notional interest rate cap agreement was purchased to limit the Company’s exposure to rising interest rates related to $100 million of rolling, three-month FHLB advances. Under the terms of the agreement, the Company paid a premium of $1.5 million for the right to receive cash flow payments if the 3-month LIBOR rate rises above the cap’s strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreement. The maturity date of the agreement is March 21, 2023 and the unamortized cap premium was $1.5 million as of September 30, 2018 (unaudited). The interest rate cap agreement is designated as a cash flow hedge. The fair value of the interest rate cap agreement is included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss), net of tax and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate caps will be reclassified to interest expense as interest payments are made. During the next twelve months, the Company estimates that an additional $112,000 will be reclassified as an increase to interest expense. The premiums paid on the interest rate cap agreements are being recognized as an increase to interest expense over the duration of the agreements using the caplet method. For the three and nine months ended September 30, 2018 (unaudited), premium amortization was $1,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of the periods presented (in thousands):

			Fair Value of Derivative Instruments
			Asset Derivatives
			September 30, 2018
			(unaudited)				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	3	$200,000	Other Assets	$3,963	—	$—	Other Assets	$—

Total derivatives designated as hedging instruments				$3,963				$—

Derivatives not designated as hedging instruments:
Interest Rate Swaps - Commerical Loan Customers	5	$59,125	Other Assets	$425	—	$—	Other Assets	$—
Risk Participation-Out Agreements - Third Party Financial Institution	3	$6,340	Other Assets	12	—	$—	Other Assets	—

Total derivatives not designated as hedging instruments				$437				$—

			Fair Value of Derivative Instruments
			Liability Derivatives
			September 30, 2018
			(unaudited)				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest Rate Swaps - Third Party Financial Institution	5	$59,125	Other Assets	$462	—	$—	Other Assets	$—

Total derivatives not designated as hedging instruments				$462				$—

The following table presents the effect of the Company’s derivative financial instruments included in other comprehensive (loss) income and reclassifications into earnings for the periods indicated:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(43)	$—	Interest expense	$(1)	$—

Total	$(43)	$—		$(1)	$—

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(122)	$—	Interest expense	$(1)	$—

Total	$(122)	$—		$(1)	$—

The following table presents the effect of the Company’s derivative financial instruments included in current earnings for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
		(Unaudited)	(Unaudited)
Interest Rate Swaps	Loan level derivative income	$23	$—
Risk Participation-Out Agreements	Loan level derivative income	(4)	—

Total		$19	$—

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
		(Unaudited)	(Unaudited)
Interest Rate Swaps	Loan level derivative income	$(38)	$—
Risk Participation-Out Agreements	Loan level derivative income	(2)	—

Total		$(40)	$—

Certain derivative agreements contain provisions that require the Company or the third party financial institution to post collateral if the derivative exposure exceeds a certain threshold. The Company has posted collateral of $130,000 to one third party financial institution in connection with these arrangements as of September 30, 2018 (unaudited). A different third party financial institution posted $3.9 million of cash collateral on deposit with the Bank as of September 30, 2018 (unaudited). The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

Counterparty Credit Risk. By utilizing derivative instruments, the Company is exposed to credit risk to the extent that counterparties to the derivative instruments do not perform as required. Should a counterparty fail to perform under the terms of a derivative instrument, the Company’s credit exposure is limited to the net positive fair value and accrued interest of all derivative instruments with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative instruments with institutional counterparties is remote. The Company’s exposure relating to institutional counterparties was $3.6 million at September 30, 2018 (unaudited). Credit exposure is mitigated by the value of collateral pledged by the counterparty.

NOTE 14 – BALANCE SHEET OFFSETTING

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. Our derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary.

The following tables present the Company’s asset and liability derivative positions and repurchase agreements and the potential effect of netting arrangements on its financial position, as of the periods indicated:

	September 30, 2018
	(in Thousands and Unaudited)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Assets	$4,400	$—	$4,400	$321	$(3,643)	$436

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Liabilities	$462	$—	$462	$321	$130	$11

Securities sold under agreements to repurchase	$2,254	$—	$2,254	$—	$2,254	$—

	December 31, 2017
	(in Thousands)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Securities sold under agreements to repurchase	$3,268	$—	$3,268	$—	$3,268	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017

Total Assets. Total assets increased $295.2 million or 11.0% to $2.97 billion at September 30, 2018 (unaudited) from $2.68 billion at December 31, 2017. The increase was primarily the result of a $279.4 million or 12.2% increase in net loans including loans held for sale, a $22.7 million or 20.5% increase in cash and cash equivalents and a $5.0 million or 15.5% increase in Federal Home Loan Bank stock. Partially offsetting these increases was a $12.9 million or 76.2% decrease in investments in available-for-sale securities and a $9.1 million or 5.7% decrease in investments in held-to-maturity securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $22.7 million or 20.5% to $133.6 million at September 30, 2018 (unaudited) from $110.9 million at December 31, 2017. The increase is due to higher amounts of cash held at the Federal Reserve.

Investment Securities. Total investment securities decreased $22.0 million or 12.4% to $155.0 million at September 30, 2018 (unaudited) from $177.0 million at December 31, 2017. The decrease in securities was driven by the maturity of securities with a par value of $19.8 million and paydowns on mortgage backed securities.

Loans. Management continues to focus on prudently growing the residential, commercial real estate and multi-family real estate loan portfolios. We experienced steady growth during the nine months ended September 30, 2018 (unaudited). Net loans increased by $273.1 million or 11.9% to $2.57 billion at September 30, 2018 (unaudited) from $2.30 billion at December 31, 2017. The increase in net loans was primarily due to increases of $221.2 million or 16.6% in one-to-four family residential real estate loans, $50.9 million or 10.5% in commercial real estate loans and $39.9 million or 25.6% in multi-family real estate loans. Partially offsetting these increases were decreases of $14.6 million or 48.3% in indirect auto loans, $14.0 million or 7.9% in home equity lines of credit and $9.6 million or 18.1% in construction loans. The decrease in indirect auto loans was driven by the suspension of new originations during 2015 due to market conditions. The decrease in home equity lines of credit was due to both payoffs and paydowns of lines. The decrease in construction loans was due to the completion of certain construction projects and conversion into permanent credit facilities as well as successful sales of properties and loan payoffs. Credit quality remains high with total non-performing loans to total loans of 0.05% and 0.06% as of September 30, 2018 (unaudited) and December 31, 2017, respectively.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help defray the cost of our employee benefit plan obligations. Bank-owned life insurance generally provides noninterest income that is nontaxable. At September 30, 2018 (unaudited), our investment in bank-owned life insurance was $37.8 million. This was an increase of $803,000 or 2.2% from $37.0 million at December 31, 2017. This increase was due to $803,000 in income from bank-owned life insurance during the nine months ended September 30, 2018 (unaudited).

Federal Home Loan Bank Stock. The Company held an investment in FHLB of Boston stock of $37.4 million as of September 30, 2018 (unaudited). This was an increase of $5.0 million or 15.5% from $32.4 million as of December 31, 2017. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for our FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to help fund asset growth and manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and interest rate risk management.

Deposits. Deposits increased $197.1 million or 11.3% to $1.95 billion at September 30, 2018 (unaudited) from $1.75 billion at December 31, 2017. The increase in deposits was due to an increase of $162.3 million or 32.2% in certificates of deposit (“CDs”) accounts, an increase of $37.9 million or 4.4% in savings accounts, an increase of $9.5 million of 120.9% in money market accounts and an increase of $6.8 million or 4.2% in interest-bearing checking accounts, partially offset by a decrease of $19.5 million or 8.8% in demand deposits. Core deposits, which we consider to include all deposits other than CDs, increased by $34.8 million or 2.8%. Deposit growth continued in the third quarter despite a very competitive marketplace. Municipal relationship expansion, continued acquisition of customers in the nonprofit sector and the ongoing introduction and advertising of retail products drove this performance.

The following table sets forth the Company’s deposit mix at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(unaudited)
Deposit type:
Demand deposits	$201,966	10.37%	$221,462	12.65%

Total non-interest-bearing accounts	201,966	10.37	221,462	12.65

Interest-bearing checking accounts	170,664	8.76	163,825	9.35
Savings accounts	891,282	45.75	853,363	48.73
Money market deposits	17,424	0.89	7,887	0.45
Certificate of deposit accounts	666,992	34.23	504,714	28.82

Total interest-bearing deposits	1,746,362	89.63	1,529,789	87.35

Total deposits	$1,948,328	100.00%	$1,751,251	100.00%

Borrowings. At September 30, 2018 (unaudited), borrowings consisted of advances from the FHLB of Boston and securities sold to customers under agreements to repurchase (“repurchase agreements”).

Total borrowings increased $70.1 million or 9.7% to $796.5 million at September 30, 2018 (unaudited), from $726.4 million at December 31, 2017. This increase was driven by advances from the FHLB of $71.1 million to a balance of $794.3 million at September 30, 2018 (unaudited), from $723.2 million at December 31, 2017. The additional advances were utilized to help fund the strong asset growth.

The following table sets forth the Company’s short-term and long-term borrowings for the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Long-term borrowed funds:
Federal Home Loan Bank of Boston long-term advances	$492,250	$417,250

	492,250	417,250

Short-term borrowed funds:
Federal Home Loan Bank of Boston short-term advances	302,000	305,900
Repurchase agreements	2,254	3,268

	304,254	309,168

Total borrowed funds	$796,504	$726,418

Stockholders’ Equity. Total stockholders’ equity increased $19.9 million or 11.2%, to $198.0 million at September 30, 2018 (unaudited) from $178.0 million as of December 31, 2017. This increase is primarily the result of earnings of $18.3 million and a $1.7 million increase in additional paid-in capital related to stock-based compensation.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands):

	At September 30, 2018	At December 31, 2017
	(unaudited)
Non-accrual loans:
Real estate loans:
Residential one-to-four family loans	$1,172	$1,372
Consumer loans:
Indirect auto loans	22	4

Total non-accrual loans	$1,194	$1,376

Other non-performing assets (NPAs):
Repossessed automobiles	11	—

Total non-performing assets (NPAs)	$1,205	$1,376

Troubled debt restructurings:
Troubled debt restructures included in NPAs	$—	$645
Troubled debt restructures not included in NPAs	4,229	4,194

Total troubled debt restructures	$4,229	$4,839

Ratios:
Non-performing loans to total loans	0.05%	0.06%
Non-performing assets to total assets	0.04%	0.05%

It is the general policy of the Company to consider any loan on non-accrual as an impaired loan. Exceptions to this policy can be made when, in the opinion of senior management, a loan is adequately secured, properly documented and in the process of collection. Any exceptions to policy are reviewed on a monthly basis and must be approved by senior management. At September 30, 2018 (unaudited) and December 31, 2017, there were no loans on non-accrual that were determined to not be impaired. At September 30, 2018 (unaudited) and December 31, 2017 there were no loans delinquent 90 days or more and still accruing.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure or collection activity. We generally do not forgive principal or interest on loans. At September 30, 2018 (unaudited), we had $4.2 million of TDRs as compared to $4.8 million of TDRs at December 31, 2017. The decrease in the balance was driven by the sale of one of our TDRs and scheduled regular principal payments.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017 (Unaudited)

General. Net income for the three months ended September 30, 2018 was $6.2 million compared to net income of $4.6 million for the three months ended September 30, 2017. Earnings per diluted share for the three months ended September 30, 2018 were $0.66 compared to earnings per diluted share for the three months ended September 30, 2017 of $0.50. The improvement in operating results of $1.6 million or 35.4% resulted from an increase in net interest and dividend income after the provision for loan losses of $1.6 million or 11.5%, an increase in noninterest income of $251,000 or 28.4% and a decrease in noninterest expense of $103,000 or 1.3%, partially offset by an increase in income tax expense of $299,000 or 14.9%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.2 million or 8.7% to $15.4 million for the three months ended September 30, 2018 compared to $14.2 million for the three months ended September 30, 2017. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $14.0 million or 4.4% to $333.4 million for the three months ended September 30, 2018 from $319.4 million for the three months ended September 30, 2017, partially offset by a decrease in our net interest rate spread of 31 basis points to 1.89% during the three months ended September 30, 2018 from 2.20% during the three months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $5.9 million or 29.8% to $25.6 million for the three months ended September 30, 2018 from $19.8 million for the three months ended September 30, 2017. The increase in interest and dividend income was primarily due to a $5.3 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase in the average balance of loans of $472.8 million to $2.58 billion for the three months ended September 30, 2018 from $2.11 billion for the three months ended September 30, 2017 as well as a 19 basis point increase in the yield on loans to 3.65% for the three months ended September 30, 2018 from 3.46% for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $4.7 million or 83.5% to $10.2 million for the three months ended September 30, 2018 from $5.6 million for the three months ended September 30, 2017. The increase resulted from a 52 basis point increase in the cost of interest-bearing liabilities to 1.62% during the three months ended September 30, 2018 from 1.10% during the three months ended September 30, 2017, as well as a $498.4 million or 24.7% increase in the average balance of interest-bearing liabilities to $2.51 billion for the three months ended September 30, 2018 from $2.01 billion for the three months ended September 30, 2017.

Interest expense on interest-bearing deposits increased by $3.1 million to $6.5 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $2.0 million and $1.1 million, respectively. The increase in interest expense on CDs of $2.0 million from $1.6 million to $3.6 million was driven by an increase in the average balance of $280.3 million as well as a 49 basis point increase in the cost of CD accounts to 2.01% from 1.52%. The increase in interest expense on savings accounts of $1.1 million from $1.6 million to $2.7 million was driven by a 43 basis point increase in the cost of savings accounts to 1.17% from 0.74% and an increase in the average balance of $52.5 million.

Interest expense on total borrowings increased $1.6 million to $3.7 million for the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017. This increase was primarily due to an increase in the average cost of FHLB advances of 53 basis points to 2.03% for the three months ended September 30, 2018 from 1.50% for the three months ended September 30, 2017 and an increase in the average balance of FHLB advances of $150.3 million or 25.9% to $730.6 million for the three months ended September 30, 2018 from $580.3 million for the three months ended September 30, 2017. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long-term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $191,000 for the three months ended September 30, 2018, compared to $535,000 for the three months ended September 30, 2017. The decrease in the provision was driven by lower loan growth for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The allowance for loan losses was $17.5 million or 0.68% of total loans at September 30, 2018, compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income increased by $251,000 to $1.1 million for the three months ended September 30, 2018 from $885,000 for the three months ended September 30, 2017. This was driven by an increase in loan-level derivative income of $126,000 due to the execution of interest rate swap agreements and a $38,000 increase in the net gains on sales of residential mortgage loans during the three months ended September 30, 2018. Management expects the loan level derivative income to fluctuate based on customer demand.

Noninterest Expense. Noninterest expense decreased $103,000 or 1.3% to $7.8 million for the three months ended September 30, 2018 from $7.9 million for the three months ended September 30, 2017.

•

Salaries and employee benefits decreased $173,000 or 3.3% driven by reduced incentive compensation expense, as well as reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan were fully expensed in the fourth quarter of 2017.

•

Director compensation decreased $107,000 or 29.6% driven by reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan were fully expensed in the fourth quarter of 2017.

•	Deposit insurance expense increased by $96,000 or 22.2% primarily driven by asset growth.

•	Marketing expense increased by $49,000 or 27.5% due to the timing of certain marketing initiatives.

Our efficiency ratio improved to 47.3% for the three months ended September 30, 2018 from 52.6% for the three months ended September 30, 2017 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $2.3 million for the three months ended September 30, 2018 compared to income tax expense of $2.0 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 27.0% compared to 30.3% for the three months ended September 30, 2017. The decrease in our effective tax rate was driven by the reduction of the federal corporate income tax rate from 35% to 21% as of January 1, 2018 through the Tax Cuts and Jobs Act.

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

	For the Three Months Ended September 30,
	(unaudited)
	2018			2017
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$2,584,125	$23,778	3.65%	$2,111,327	$18,432	3.46%
Securities	158,617	857	2.14%	162,022	829	2.03%
Interest bearing deposits	104,000	484	1.85%	61,036	177	1.15%

Total interest-earning assets (5)	2,846,742	$25,119	3.50%	2,334,385	$19,438	3.30%
Non-interest-earning assets	82,156			73,723

Total assets	$2,928,898			$2,408,108

Interest-bearing liabilities:
Savings accounts	$908,551	$2,669	1.17%	$856,098	$1,594	0.74%
Checking accounts	150,243	209	0.55%	138,829	155	0.44%
Money market accounts	11,593	17	0.58%	8,040	1	0.05%
Certificates of deposit	709,259	3,603	2.01%	429,001	1,641	1.52%

Total interest-bearing deposits	1,779,646	6,498	1.45%	1,431,968	3,391	0.94%
Federal Home Loan Bank advances	730,630	3,736	2.03%	580,304	2,187	1.50%
Securities sold under agreements to repurchase	3,068	1	0.13%	2,671	1	0.15%

Total interest-bearing liabilities	2,513,344	$10,235	1.62%	2,014,943	$5,579	1.10%
Non-interest-bearing liabilities	220,302			219,572

Total liabilities	2,733,646			2,234,515
Stockholders’ Equity	195,252			173,593

Total liabilities and stockholders’ equity	$2,928,898			$2,408,108

Net interest income		$14,884			$13,859

Net interest rate spread (2)			1.89%			2.20%
Net interest-earning assets (3)	$333,398			$319,442

Net interest margin (4)			2.07%			2.36%
Average interest-earning assets to interest-bearing liabilities			113.27%			115.85%

(1)	Yields and rates for the three-month periods ended September 30, 2018 and 2017 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $525,000 and $320,000 for the three months ended September 30, 2018 and 2017 (unaudited), respectively, are not included.

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

	Three Months Ended September 30,
	2018 vs. 2017 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$4,307	$1,039	$5,346
Securities	(18)	46	28
Other	165	142	307

Total interest-earning assets (1)	4,454	1,227	5,681

Expense on interest-bearing liabilities:
Savings accounts	103	972	1,075
Checking accounts	14	40	54
Money market accounts	1	15	16
Certificates of deposit	1,306	655	1,961

Total interest-bearing deposits	1,424	1,682	3,106
Federal Home Loan Bank advances	652	897	1,549
Total interest-bearing liabilities	2,076	2,579	4,655

Change in net interest income	$2,378	$(1,352)	$1,026

(1)	Does not include dividends on FHLB stock of $525,000 and $320,000 for the three months ended September 30, 2018 and 2017 (unaudited), respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

General. Net income for the nine months ended September 30, 2018 was $18.3 million compared to net income of $12.3 million for the nine months ended September 30, 2017. Earnings per diluted share for the nine months ended September 30, 2018 were $1.95 compared to earnings per diluted share for the nine months ended September 30, 2017 of $1.33. The improvement in operating results of $6.0 million or 49.1% resulted from an increase in net interest and dividend income after the provision for loan losses of $5.1 million or 13.1% and an increase in noninterest income of $1.2 million or 49.1%, partially offset by an increase in noninterest expense of $256,000 or 1.1% and an increase in income tax expense of $89,000 or 1.4%.

Net Interest and Dividend Income. Net interest and dividend income increased $4.3 million or 10.3% to $45.7 million for the nine months ended September 30, 2018 compared to $41.4 million for the nine months ended September 30, 2017. The increase in net interest and dividend income was due to an increase in average net interest-earning assets of $25.5 million or 8.2% to $337.2 million for the nine months ended September 30, 2018 from $311.7 million for the nine months ended September 30, 2017, partially offset by a decrease in our net interest rate spread of 29 basis points to 1.99% during the nine months ended September 30, 2018 from 2.28% during the nine months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $15.9 million or 28.4% to $72.0 million for the nine months ended September 30, 2018 from $56.0 million for the nine months ended September 30, 2017. The increase in interest and dividend income was primarily due to a $14.5 million increase in interest and fees on loans. The increase in interest and fees on loans was driven by an increase in the average balance of loans of $444.4 million to $2.47 billion for the nine months ended September 30, 2018 from $2.03 billion for the nine months ended September 30, 2017 as well as a 16 basis point increase in the yield on loans to 3.61% for the nine months ended September 30, 2018 from 3.45% for the nine months ended September 30, 2017.

Interest Expense. Interest expense increased $11.7 million or 79.6% to $26.3 million for the nine months ended September 30, 2018 from $14.6 million for the nine months ended September 30, 2017. The increase resulted from a 46 basis point increase in the cost of interest-bearing liabilities to 1.47% during the nine months ended September 30, 2018 from 1.01% during the nine months ended September 30, 2017 as well as a $461.7 million or 23.9% increase in the average balance of interest-bearing liabilities to $2.39 billion for the nine months ended September 30, 2018 from $1.93 billion for the nine months ended September 30, 2017.

Interest expense on interest-bearing deposits increased by $7.4 million to $16.3 million for the nine months ended September 30, 2018 from $9.0 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the interest expense on CDs and savings accounts of $4.3 million and $2.9 million, respectively. The increase in interest expense on CDs of $4.3 million from $4.3 million to $8.6 million was driven by an increase in the average balance of $215.6 million as well as a 43 basis point increase in the cost of CD accounts to 1.89% from 1.46%. The increase in interest expense on savings accounts of $2.9 million from $4.3 million to $7.2 million was driven by a 36 basis point increase in the cost of savings accounts to 1.04% from 0.68% and an increase in the average balance of $80.0 million.

Interest expense on total borrowings increased $4.3 million to $9.9 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the average cost of FHLB advances of 53 basis points to 1.89% for the nine months ended September 30, 2018 from 1.36% for the nine months ended September 30, 2017 and an increase in the average balance of FHLB advances of $146.7 million or 26.4% to $701.7 million for the nine months ended September 30, 2018 from $555.0 million for the nine months ended September 30, 2017. Recent increases in short term interest rates have increased the cost of our short term FHLB advances. In addition, we have increased the balance of our long-term advances to help manage interest rate risk.

Provision for Loan Losses. Based on our methodology for establishing the allowance for loan losses and provision for loan losses as discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, we recorded a provision for loan losses of $1.2 million for the nine months ended September 30, 2018, compared to $2.1 million for the nine months ended September 30, 2017. The decrease in the provision was driven by the elimination of a $141,000 specific reserve on an impaired loan that was sold and improvements in the qualitative factors used to estimate the allowance for loan losses. The improvements in the qualitative factors were related to evaluating multi-family real estate loans as a separate segment from the commercial real estate loan portfolio. Management determined that multi-family real estate loans exhibit lower risk characteristics than the other commercial real estate loans. For the nine months ended September 30, 2018, separately evaluating commercial real estate loans and multi-family real estate loans resulted in a net reduction in the provision for loan losses of $245,000 related to qualitative factor adjustments. The allowance for loan losses was $17.5 million or 0.68% of total loans at September 30, 2018, compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income increased by $1.2 million to $3.7 million for the nine months ended September 30, 2018, from $2.5 million for the nine months ended September 30, 2017. This was primarily driven by an increase in loan level derivative income of $1.2 million due to the execution of interest rate swap agreements during the nine months ended September 30, 2018. Management expects the loan level derivative income to fluctuate based on customer demand.

Noninterest Expense. Noninterest expense increased $256,000 or 1.1% to $23.3 million for the nine months ended September 30, 2018 from $23.1 million for the nine months ended September 30, 2017.

•	Salaries and employee benefits increased $262,000 or 1.8%.

•

Director compensation decreased $344,000 or 33.7% resulting from reduced stock-based compensation expense as the majority of stock awards granted under the 2012 Equity Incentive Plan were fully expensed in the fourth quarter of 2017.

•	Deposit insurance expense increased by $262,000 or 21.0% driven by asset growth.

Our efficiency ratio improved to 47.2% for the nine months ended September 30, 2018 from 52.5% for the nine months ended September 30, 2017 as we continue to grow the balance sheet and manage costs. A talented and committed colleague team along with continued operational enhancements have contributed to the improvement in our efficiency ratio.

Income Tax Expense. We recorded income tax expense of $6.6 million for the nine months ended September 30, 2018 compared to income tax expense of $6.5 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 26.5% compared to 34.6% for the nine months ended September 30, 2017. The decrease in our effective tax rate was driven by the reduction of the federal corporate income tax rate from 35% to 21% as of January 1, 2018 through the Tax Cuts and Jobs Act.

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

	For the Nine Months Ended September 30,
	(unaudited)
	2018			2017
	(Dollars in thousands)
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Total loans	$2,473,485	$66,796	3.61%	$2,029,094	$52,328	3.45%
Securities	163,758	2,628	2.15%	159,083	2,452	2.06%
Other	93,754	1,162	1.66%	55,624	382	0.92%

Total interest-earning assets (5)	2,730,997	$70,586	3.46%	2,243,801	$55,162	3.29%
Non-interest-earning assets	78,441			73,302

Total assets	$2,809,438			$2,317,103

Interest-bearing liabilities:
Savings accounts	$927,171	$7,190	1.04%	$847,131	$4,326	0.68%
Checking accounts	146,553	581	0.53%	129,154	407	0.42%
Money market accounts	9,273	17	0.25%	8,238	1	0.02%
Certificates of deposit	605,426	8,558	1.89%	389,835	4,258	1.46%

Total interest-bearing deposits	1,688,423	16,346	1.29%	1,374,358	8,992	0.87%
Federal Home Loan Bank advances	701,734	9,945	1.89%	555,027	5,645	1.36%
Securities sold under agreements to repurchase	3,596	4	0.15%	2,695	3	0.15%

Total interest-bearing liabilities	2,393,753	$26,295	1.47%	1,932,080	$14,640	1.01%
Non-interest-bearing liabilities	226,827			216,410

Total liabilities	2,620,580			2,148,490
Stockholders’ Equity	188,858			168,613

Total liabilities and stockholders’ equity	$2,809,438			$2,317,103

Net interest income		$44,291			$40,522

Net interest rate spread (2)			1.99%			2.28%
Net interest-earning assets (3)	$337,244			$311,721

Net interest margin (4)			2.17%			2.41%
Average interest-earning assets to interest-bearing liabilities			114.09%			116.13%

(1)	Yields and rates for the nine-month periods ended September 30, 2018 and 2017 (unaudited) are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	FHLB stock dividends of $1.4 million and $866,000 for the nine months ended September 30, 2018 and 2017 (unaudited), respectively, are not included.

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

	Nine Months Ended September 30,
	2018 vs. 2017 (unaudited)
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(In thousands)
Income on interest-earning assets:
Loans	$11,905	$2,563	$14,468
Securities	73	103	176
Other	359	421	780

Total interest-earning assets (1)	12,337	3,087	15,424

Expense on interest-bearing liabilities:
Savings accounts	441	2,423	2,864
Checking accounts	60	114	174
Money market accounts	—	16	16
Certificates of deposit	2,807	1,492	4,299

Total interest-bearing deposits	3,308	4,045	7,353
Federal Home Loan Bank advances	1,728	2,572	4,300
Securities sold under agreements to repurchase	1	—	1
Total interest-bearing liabilities	5,037	6,617	11,654

Change in net interest income	$7,300	$(3,530)	$3,770

(1)	Does not include dividends on FHLB stock of $1.4 million and $866,000 for the nine months ended September 30, 2018 and 2017 (unaudited), respectively.

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

Strategies used by the Bank to manage the potential volatility of its earnings may include:

•

The origination and retention of adjustable rate residential one-to-four family loans, adjustable rate home equity lines of credit, adjustable rate multi-family real estate loans, adjustable rate commercial loans and commercial real estate loans;

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

Net Interest Income Analysis. The Bank analyzes its sensitivity to changes in interest rates through a net interest income model. Net interest income (“NII”) is the difference between the interest income the Bank earns on its interest-earning assets, such as loans and securities, and the interest the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The impact of interest rate derivatives, such as interest rate swaps and caps, is also analyzed. The Bank estimates what its NII would be for a one-year period based on current interest rates. The Bank then calculates what the NII would be for the same period under different interest rate assumptions. The Bank also estimates the impact over a five-year time horizon. The following table shows the estimated impact on NII for the one-year period beginning September 30, 2018 resulting from potential changes in interest rates. These estimates require the Bank to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on its NII. Although the NII table below provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on its NII and will differ from actual results.

Change in Interest Rates (basis points) (1)	NII Change Year One (% Change From Year One Base)
Shock +300	-16.9%
Ramp +200	-6.7%
Ramp - 200	6.9%

(1)

The calculated change for a ramp -200 BPS and a ramp +200 BPS, assumes a gradual parallel shift across the yield curve over a one-year period. The calculated change for shock +300 BPS assumes that market rates experience an instantaneous and sustained increase of 300 BPS.

The table above indicates that at September 30, 2018, in the event of an instantaneous and sustained 300 basis point increase in interest rates the Bank would experience a 16.9% decrease in NII. At the same date, in the event of a 200 basis point increase in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.7% decrease in NII. At the same date, in the event of a 200 basis point decrease in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, the Bank would experience a 6.9% increase in NII.

Economic Value of Equity Analysis. The Bank also analyzes the sensitivity of its financial condition to changes in interest rates through an economic value of equity model. This analysis measures the difference between predicted changes in the present value of its assets and predicted changes in the present value of its liabilities assuming various changes in current interest rates. The economic value of equity analysis as of September 30, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 21.4% decrease in the economic value of its equity. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 2.7% decrease in the economic value of its equity. The estimates of changes in the economic value of the Bank’s equity require management to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, management cannot precisely predict the impact of changes in interest rates on the economic value of the Bank’s equity. Although the economic value of equity analysis provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Bank’s equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Boston, security repayments and loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at September 30, 2018 to satisfy our short and long-term liquidity needs as of that date.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018 (unaudited), cash and cash equivalents totaled $133.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2018 (unaudited), we had $59.6 million in loan commitments outstanding. In addition to these commitments to originate and purchase loans, we had $325.3 million in unused lines of credit to borrowers and $59.7 million in unadvanced funds on construction loans.

Certificates of deposit due within one year of September 30, 2018 (unaudited) totaled $313.8 million, or 16.1%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2019. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2018 (unaudited).

Our primary investing activity is originating and purchasing loans. During the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017, we originated and purchased $669.2 million and $835.8 million of new loans, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $197.1 million and $281.8 million for the nine months ended September 30, 2018 (unaudited) and for the year ended December 31, 2017, respectively. At September 30, 2018 (unaudited) and December 31, 2017, the levels of brokered deposits were $293.6 million and $247.2 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Boston, which provide an additional source of funds. At September 30, 2018 (unaudited), we had $794.3 million of FHLB advances outstanding. Based on available collateral at that date, we had the ability to borrow up to an additional $369.7 million from the FHLB of Boston.

We are obligated to make future payments according to various contracts. As of September 30, 2018 (unaudited), our contractual obligations have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2018.

BSB Bancorp, Inc. and Belmont Savings Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018 (unaudited), BSB Bancorp, Inc. and Belmont Savings Bank exceeded all regulatory capital requirements and Belmont Savings Bank is considered “well capitalized” under the prompt corrective action regulatory guidelines.

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

The Company’s total stockholders’ equity increased to $198.0 million at September 30, 2018 (unaudited) from $178.0 million at December 31, 2017. This increase is primarily the result of earnings of $18.3 million and a $1.7 million increase in additional paid-in capital related to stock-based compensation.

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

The following table presents actual and required capital ratios as of September 30, 2018 (unaudited) and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 (unaudited) and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$215,488	11.69%	$147,430	8.00%	$181,984	9.875%	$193,503	10.50%	N/A	N/A
Belmont Savings Bank	209,934	11.39%	147,428	8.00%	181,981	9.875%	193,499	10.50%	$184,285	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$197,992	10.74%	$110,573	6.00%	$145,127	7.875%	$156,645	8.50%	N/A	N/A
Belmont Savings Bank	192,438	10.44%	110,571	6.00%	145,124	7.875%	156,642	8.50%	$147,428	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$197,992	10.74%	$82,930	4.50%	$117,484	6.375%	$129,002	7.00%	N/A	N/A
Belmont Savings Bank	192,438	10.44%	82,928	4.50%	117,482	6.375%	128,999	7.00%	$119,785	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$197,992	6.76%	$117,169	4.00%	$117,169	4.00%	$117,169	4.00%	N/A	N/A
Belmont Savings Bank	192,438	6.57%	117,167	4.00%	117,167	4.00%	117,167	4.00%	$146,459	5.00%

					Minimum Capital Required		Minimum Capital Required		Minimum To Be Well
			Minimum Capital		For Capital Adequacy Plus		For Capital Adequacy Plus		Capitalized Under
			Required For		Capital Conservation Buffer		Capital Conservation Buffer		Prompt Corrective
	Actual		Capital Adequacy		Basel III Phase-In Schedule		Basel III Fully Phased In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$194,287	11.30%	$137,498	8.00%	$158,982	9.25%	$180,466	10.50%	N/A	N/A
Belmont Savings Bank	189,311	11.01%	137,497	8.00%	158,981	9.25%	180,465	10.50%	$171,871	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$103,123	6.00%	$124,607	7.25%	$146,092	8.50%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	103,123	6.00%	124,607	7.25%	146,091	8.50%	$137,497	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$77,343	4.50%	$98,827	5.75%	$120,311	7.00%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	77,342	4.50%	98,826	5.75%	120,310	7.00%	$111,716	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$177,939	6.97%	$102,148	4.00%	$102,148	4.00%	$102,148	4.00%	N/A	N/A
Belmont Savings Bank	172,963	6.77%	102,147	4.00%	102,147	4.00%	102,147	4.00%	$127,683	5.00%

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

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For the nine months ended September 30, 2018 (unaudited), we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None

(b)	Use of Proceeds. None

(c)	Repurchase of Equity Securities.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2018.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Phantom Stock Agreement between BSB Bancorp, Inc. and M. Patricia Brusch dated September 12, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.0	The following data from the BSB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: November 2, 2018	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ John A. Citrano
John A. Citrano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)