Form 10-K
period 2018-12-31
BSB Bancorp, Inc.
filed 2019-03-15
CIK 1522420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2018 was approximately $276,496,828.

The number of shares outstanding of the registrant’s common stock as of March 6, 2019 was 9,851,708.

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

General

BSB Bancorp, Inc. (“BSB Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Belmont Savings Bank (“Belmont Savings” or the “Bank”) and BSB Funding Corporation. BSB Bancorp was incorporated in June, 2011 to become the holding company of Belmont Savings in connection with the Bank’s conversion from the mutual holding company to stock holding company form of organization (the “conversion”). On October 4, 2011 we completed our initial public offering of common stock in connection with the conversion, selling 8,993,000 shares of common stock at $10.00 per share for approximately $89.9 million in gross proceeds, including 458,643 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 179,860 shares of our common stock and contributed $200,000 in cash to the Belmont Savings Bank Foundation. At December 31, 2018, we had consolidated assets of $3.03 billion, consolidated deposits of $1.96 billion and consolidated equity of $201.79 million. Other than holding the common stock of Belmont Savings, BSB Bancorp has not engaged in any significant business to date.

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

Available Information

BSB Bancorp is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission, or “SEC”. These respective reports are on file and a matter of public record with the SEC. The public may obtain information regarding our filings with the SEC by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of July 1, 2017, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology, education and medical care. According to the United States Department of Labor, in December 2018, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 2.4% compared to the national unemployment rate of 3.7%.

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

Our deposit sources are primarily from customers in the communities in which our offices are located, as well as from small businesses, municipalities, nonprofit organizations and other customers from our lending areas. As of June 30, 2018 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked first of eleven bank and thrift institutions with offices in the town of Belmont, Massachusetts, with a 50.4% market share. As of that same date, we ranked fourth of seven bank and thrift institutions with offices in the city of Watertown, Massachusetts, with a 5.3% market share, eighth of ten bank and thrift institutions with offices in the city of Waltham, Massachusetts, with a 2.9% market share, twelfth of fourteen bank and thrift institutions with offices in the city of Newton, Massachusetts, with a 1.1% market share, and thirteenth of sixteen bank and thrift institutions with offices in the city of Cambridge, with a 0.6% market share.

Lending Activities

Our primary lending activity is comprised of one-to-four family residential mortgage loans, multi-family real estate loans, commercial real estate loans, home equity lines of credit, indirect auto loans, commercial business loans and construction loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale of $2.9 million, $0, $0, $1.2 million, and $0 at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

	At December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$1,583,000	60.20%	$1,333,058	57.93%	$997,336	53.34%
Commercial real estate	555,028	21.10	486,392	21.14	370,944	19.84
Multi-family real estate	203,657	7.74	155,680	6.76	120,894	6.47
Home equity lines of credit	163,199	6.20	178,624	7.76	167,465	8.96
Construction	50,480	1.92	53,045	2.31	89,003	4.76

Total mortgage loans	2,555,364	97.16	2,206,799	95.90	1,745,642	93.37

Commercial loans	62,462	2.37	63,722	2.77	63,404	3.39

Consumer loans:
Indirect auto	11,965	0.45	30,227	1.31	60,240	3.22
Other consumer (1)	418	0.02	435	0.02	439	0.02

	74,845	2.84	94,384	4.10	124,083	6.63

Total loans	2,630,209	100.00%	2,301,183	100.00%	1,869,725	100.00%

Net deferred loan costs	3,485		3,426		3,622
Net unamortized mortgage premiums	8,617		8,661		6,273
Allowance for loan losses	(17,939)		(16,312)		(13,585)

Total loans, net	$2,624,372		$2,296,958		$1,866,035

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential one-to-four family	$709,426	46.15%	$450,572	38.16%
Commercial real estate	349,048	22.71	307,979	26.09
Multi-family real estate	100,343	6.53	87,199	7.38
Home equity lines of credit	160,040	10.41	131,628	11.15
Construction	60,722	3.95	31,389	2.66

Total mortgage loans	1,379,579	89.75	1,008,767	85.44

Commercial loans	53,192	3.46	39,161	3.32

Consumer loans:
Indirect auto	103,965	6.76	131,961	11.17
Other consumer (1)	453	0.03	774	0.07

	157,610	10.25	171,896	14.56

Total loans	1,537,189	100.00%	1,180,663	100.00%

Net deferred loan costs	4,663		5,068
Net unamortized mortgage premiums	4,345		2,549
Allowance for loan losses	(11,240)		(8,881)

Total loans, net	$1,534,957		$1,179,399

(1)	Other consumer loans consist primarily of passbook loans, overdraft protection, overdraft privilege and consumer unsecured loans.

Loan Portfolio Maturities and Coupons. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2018. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential One to Four Family		Commercial Real Estate		Multi-Family Real Estate		Home Equity Lines of Credit		Construction
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2019	$17	4.23%	$11,694	4.68%	$—	—	$—	—	$11,063	5.35%
2020	15	3.75%	4,199	5.50%	—	—	5	6.50%	14,799	5.27%
2021 to 2023	326	4.09%	90,208	4.49%	42,917	4.28%	137	7.54%	6,071	5.27%
2024 to 2028	36,644	3.37%	401,085	4.30%	141,864	4.21%	2,009	4.80%	17,196	4.52%
2029 to 2033	60,309	3.51%	26,270	4.20%	9,050	3.82%	1,188	5.18%	—	—
2034 and beyond	1,485,689	3.68%	21,572	4.77%	9,826	3.50%	159,860	4.32%	1,351	4.88%

Total	$1,583,000	3.67%	$555,028	4.36%	$203,657	4.18%	$163,199	4.34%	$50,480	5.02%

	Commercial		Indirect Auto		Other Consumer		Total
	Amount	Coupon	Amount	Coupon	Amount	Coupon	Amount	Coupon
	(Dollars in thousands)
Maturing During the Twelve Months Ending December 31,
2019	$27,039	5.20%	$2,063	2.91%	$406	3.01%	$52,282	5.00%
2020	13,434	5.11%	6,534	3.11%	9	14.00%	38,995	4.88%
2021 to 2023	17,461	4.86%	3,368	3.75%	3	8.24%	160,491	4.57%
2024 to 2028	4,241	4.87%	—	—	—	—	603,039	4.24%
2029 to 2033	287	4.50%	—	—	—	—	97,104	3.74%
2034 and beyond	—	—	—	—	—	—	1,678,298	3.76%

Total	$62,462	5.06%	$11,965	3.26%	$418	3.13%	$2,630,209	3.93%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(Dollars in thousands)
Mortgage loans:
Residential one to four family	$836,046	$746,937	$1,582,983
Commercial real estate loans	276,221	267,113	543,334
Multi-family real estate loans	94,221	109,436	203,657
Equity lines of credit	—	163,199	163,199
Construction loans	1,351	38,066	39,417

Total mortgage loans	1,207,839	1,324,751	2,532,590
Commercial loans	9,306	26,117	35,423
Consumer loans:
Indirect auto loans	9,902	—	9,902
Other consumer loans	12	—	12

Total loans	$1,227,059	$1,350,868	$2,577,927

One-to-Four Family Residential Mortgage Loans. At December 31, 2018, $1.58 billion, or 60.2%, of our total loan portfolio, consisted of one-to-four family residential mortgage loans. We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years.

Much of the housing stock in our primary lending market area is comprised of one, two, three and four unit properties, all of which are classified as one-to-four family residential mortgage loans. At December 31, 2018, of the $1.58 billion of one-to-four family residential mortgage loans in our portfolio, $74.2 million, or 4.7%, were comprised of non-owner occupied properties.

Our one-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate and purchase both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally between $453,100 and $679,650 (increased to between $484,350 and $726,525 in 2019) for one-unit properties. We also originate and purchase loans above this amount, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans, and in adherence to the Bank’s Credit Policy. Jumbo loans are common in our market area. During the year ended December 31, 2018, we originated $128.4 million and purchased $236.8 million of jumbo loans.

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

Occasionally, we sell into the secondary market both fixed and adjustable rate one-to-four family residential mortgage loans. We base the amount of loans that we sell into the secondary market on our liquidity needs, asset/liability mix, loan volume, portfolio size, interest rate environment and other factors. We sell loans both servicing released and servicing retained. During the year ended December 31, 2018, we sold $53.7 million of one-to-four family residential mortgage loans and recognized gains of $756,000 on the sales. For the year ended December 31, 2018, we received servicing fees of $332,000 on one-to-four family residential mortgage loans that were previously sold. At December 31, 2018, the principal balance of loans serviced for others totaled $142.8 million.

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

Commercial Real Estate Loans. At December 31, 2018, $555.0 million, or 21.1%, of our loan portfolio consisted of commercial real estate loans. At December 31, 2018, substantially all of our commercial real estate loans were secured by properties located in Eastern Massachusetts.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied commercial buildings, industrial buildings and strip mall centers. At December 31, 2018, loans secured by commercial real estate had an average loan balance of $2.8 million. Also included within our commercial real estate portfolio are certain industrial revenue bonds. The Bank owns certain bonds issued by state agencies that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. At December 31, 2018, the balance of industrial development bonds was $13.6 million. These loans were secured by office property containing 60,250 feet of rentable area and fourteen one-to-four family residential properties.

We offer commercial real estate loans at fixed and adjustable rates. Our commercial real estate loans with adjustable rates generally have terms of ten years with fixed rates for the first five or seven years and adjustable rates thereafter based on changes in a designated market index. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

In underwriting commercial real estate loans, we consider a number of factors, which include the net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s and guarantor’s experience in owning or managing similar properties. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained on these commercial real estate loans. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis through required periodic financial statement updates.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to the one-to-four family residential mortgage loans we hold as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for one-to-four family residential properties. All commercial real estate loans, regardless of size, are approved at a minimum by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2018, our largest commercial real estate loan had an outstanding balance of $18.5 million and was secured by a 25.95 acre site that is improved with one retail multitenant building, a retail strip building, four outparcels, three additional buildings and a freestanding ATM kiosk totaling 284,104 square feet of retail space, and was performing in accordance with its original terms.

Multi-family Real Estate Loans. At December 31, 2018, $203.7 million, or 7.74%, of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At December 31, 2018, substantially all of our multi-family real estate loans were secured by properties located in Eastern Massachusetts.

Our multi-family loans are primarily secured by five or more unit residential properties. At December 31, 2018, loans secured by multi-family real estate had an average loan balance of $3.8 million.

We offer multi-family real estate loans at fixed and adjustable rates. Our multi-family real estate loans with adjustable rates generally have terms of ten years with fixed rates for the first five or seven years and adjustable rates thereafter based on changes in a designated market index. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

In underwriting multi-family real estate loans, we consider a number of factors, which include the net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, the financial resources and income level of the borrower or guarantor and the borrower’s and guarantor’s experience in owning or managing similar properties. Multi-family real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained on these multi-family real estate loans. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis through required periodic financial statement updates.

Multi-family real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Multi-family real estate loans, however, entail greater credit risks compared to the one-to-four family residential mortgage loans we hold as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income producing properties typically depends on the successful operation of the property as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for multi-family real estate than for one-to-four family residential properties. All multi-family real estate loans, regardless of size, are approved at a minimum by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2018, our largest multi-family real estate loan had a balance of $25.0 million, was secured by a 6 story, 80 unit residential building and was performing in accordance with its original terms.

Home Equity Lines of Credit. At December 31, 2018, $163.2 million, or 6.2%, of our loan portfolio consisted of home equity lines of credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one-to-four family investment properties. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans. In addition, the borrower’s financial condition is monitored on an ongoing basis through required periodic credit score reviews. If the borrower has shown signs of credit deterioration, home equity lines of credit may be frozen.

Under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is only deductible if the proceeds are used to buy, build or substantially improve the taxpayer’s home that secures the loan or line of credit. This change could adversely impact the level of originations and outstanding volumes of home equity lines of credit in the future.

Our home equity lines of credit are revolving lines of credit which generally have a term of twenty five years, with draws available for the first ten years. Our twenty five year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum loan-to-values are determined based on an applicant’s credit score, property value and debt-to-income ratio. Lines of credit above $1 million with loan-to-values greater than 60% require two full appraisals with the valuation being the average of the two. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2018, our largest home equity line of credit was a $2.6 million line of credit and had a $359,000 outstanding balance. At December 31, 2018 this line of credit was performing in accordance with its original terms.

Commercial Loans. We originate commercial term loans and variable lines of credit to small- and medium-sized businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring equipment or real estate. These loans are generally secured by real estate as well as business assets, such as business equipment and inventory or accounts receivable, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2018, we had $62.5 million of commercial business loans and lines of credit outstanding, representing 2.4% of our total loan portfolio. At December 31, 2018, the average outstanding loan balance of our commercial loans and lines of credit was $905,000.

When making commercial business loans, we consider the value of the collateral, the financial condition of the borrower, the payment history of the borrower, the debt service capabilities of the borrower and the projected cash flows of the business. Generally our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our commercial lenders and credit department. The commercial lenders and credit department are responsible for the underwriting and documentation of new commercial loans. The annual review of credit ratings of existing loans and special credit projects are also completed by members of the credit department. The credit department has no loan production goals and has annual performance objectives based on credit quality and credit risk management. All commercial loans, regardless of size, are approved at a minimum by the Senior Vice President-Credit Manager of Commercial Real Estate Lending, the Executive Vice President and Division Executive of Commercial Real Estate Lending and the President and Chief Executive Officer of the Bank.

At December 31, 2018, our largest commercial loan outstanding was a $15.9 million loan secured by five separate Class A suburban office properties with a combined total of 487,254 square feet of rentable space, on a combined 47 acres of property. At December 31, 2018, this loan was performing in accordance with its original terms.

Construction Loans. We originate loans to professional developers and investors to finance the construction of one-to-four family residential, multi-family and commercial properties. The majority of our construction loans are for commercial development projects, including residential properties. Most of our loans for the construction of one-to-four family residential properties are “on speculation,” meaning there is no buyer committed to purchase the completed residence.

At December 31, 2018, $50.5 million, or 1.9%, of our total loan portfolio, consisted of construction loans, $5.5 million of which were secured by one-to-four family residential real estate projects on speculation, $20.7 million of which were secured by multi-family residential real estate projects, and $24.3 million of which were secured by land and commercial real estate.

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

At December 31, 2018, our largest speculative construction loan had a principal balance of $8.9 million and was secured by a 59.85 acre tract of vacant land to be improved by 147 townhouse condominium units. At December 31, 2018, this loan was performing in accordance with its original terms.

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

Indirect Automobile Loans and Other Consumer Loans. In the fourth quarter of 2010, we began originating indirect automobile loans. These are automobile loans that franchised dealerships originate and assign to us, upon our approval, for a premium based on pre-established rates and terms.    During the year ended December 31, 2018, our portfolio of indirect auto loans decreased from $30.2 million to $12.0 million, a decrease of 60.4% as we decided to suspend new originations due to market conditions during the second quarter of 2015.

To a lesser extent we also offer a variety of other consumer loans, primarily loans secured by savings deposits. At December 31, 2018, our portfolio of consumer loans other than indirect automobile loans totaled $418,000, or 0.02%, of our total loan portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing. One-to-four family residential mortgage loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Fannie Mae, to the extent applicable.

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

For the year ended December 31, 2018, we recognized $177,000 in net servicing income on residential mortgage loans that we sold and retained the servicing rights. At December 31, 2018, the principal balance of residential mortgage loans serviced for others totaled $142.8 million. For the year ended December 31, 2018, we recognized $179,000 in net servicing income on indirect auto loans that we sold and retained the servicing rights. At December 31, 2018, the principal balance of indirect auto loans serviced for others totaled $2.9 million.

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

At December 31, 2018, we held $10.1 million of commercial real estate loans in our portfolio that were participation loans from other lenders and we are the lead bank on $261.8 million of commercial real estate and commercial construction loans of which $70.6 million has been participated out to other lenders.

We also purchase whole loans from other banks and mortgage companies. In these cases, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2018, we purchased $274.7 million of whole one-to-four family residential mortgage loans with both fixed and adjustable rates, from other banks and mortgage companies.

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

In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s Tier 1 capital, or $39.5 million, at December 31, 2018, which is the Bank’s legal lending limit. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s legal lending limit.

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

Non-Performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. Thereafter, we will send an additional letter when a loan is 60 days or more past due, and we will attempt to contact the borrower by telephone. By the 90th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, the loan will be placed on non-accrual. We refer loans to legal counsel to commence foreclosure proceedings according to Massachusetts law. In addition, a property appraisal is conducted to determine the current condition and market value of the property. The account will be monitored on a regular basis thereafter. In attempting to resolve a default on a residential mortgage loan, the Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure the default.

When indirect auto loans become 10 to 15 days past due, a late fee is charged according to applicable guidelines. When the loan is 11 days past due, the customer will receive a phone call from our servicer requesting a payment. Letters are generated at 20 and 25 days past due.

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

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full and in a timely manner is in doubt. When loans are placed on non-accrual, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. In general, the loan may be returned to accrual status if both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. All non-performing loans and problem assets are reviewed by the Executive Committee on a regular basis.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,159	$1,372	$1,804	$1,192	$2,662
Commercial real estate	—	—	—	2,424	—
Multi-family real estate	—	—	—	—	—
Equity lines of credit	—	—	—	—	96
Construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	11	4	15	15	12
Other consumer loans	—	—	—	—	—

Total non-accrual loans	$1,170	$1,376	$1,819	$3,631	$2,770

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans:
Indirect auto loans	—	—	—	—	—

Other consumer loans	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$1,170	$1,376	$1,819	$3,631	$2,770

Other real estate owned	$—	$—	$—	$—	$—

Total repossessed vehicles	$—	$—	$3	$8	$48

Total non-performing assets (NPAs)	$1,170	$1,376	$1,822	$3,639	$2,818

Troubled debt restructures included in NPAs	$—	$645	$1,442	$781	$1,551
Troubled debt restructures not included in NPAs	4,206	4,194	4,656	7,007	7,675

Total troubled debt restructures	$4,206	$4,839	$6,098	$7,788	$9,226

Ratios:
Non-performing loans to total loans	0.04%	0.06%	0.10%	0.24%	0.23%
Non-performing assets to total assets	0.04%	0.05%	0.08%	0.20%	0.20%

For the years ended December 31, 2018 and 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $46,000 and $56,000, respectively. Interest income recognized on such loans for the years ended December 31, 2018 and 2017, was $11,000 and $19,000, respectively. Loans remain on non-accrual until both principal and interest payments are brought current and remain current for six consecutive months and full payment of principal and interest is expected. As of December 31, 2018, there were no non-performing loans that were paid current.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2018 and 2017, we had $4.2 million and $4.8 million, respectively, of troubled debt restructurings. At December 31, 2018, $1.4 million was related to four residential one-to-four family loans and $2.8 million was related to two commercial real estate loans.

At December 31, 2017, $2.0 million was related to five residential one to four family loans and $2.9 million was related to two commercial real estate loans. For the years ended December 31, 2018 and 2017, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $69,000 and $98,000, respectively. Interest income recognized on such modified loans for the years ended December 31, 2018 and 2017 was $171,000 and $194,000, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2018
Mortgage loans:
Residential one to four family	1	$239	2	$721	3	$960
Commercial real estate loans	—	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—

	1	239	2	721	3	960
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	6	33	4	11	10	44
Other consumer loans	—	—	—	—	—	—

Total loans	7	$272	6	$732	13	$1,004

At December 31, 2017
Mortgage loans:
Residential one to four family	—	$—	1	$260	1	$260
Commercial real estate loans	—	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—

	—	—	1	260	1	260
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	30	1	4	5	34
Other consumer loans	—	—	—	—	—	—

Total loans	4	$30	2	$264	6	$294

At December 31, 2016
Mortgage loans:
Residential one to four family	—	$—	1	$497	1	$497
Commercial real estate loans	—	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—	—
Equity lines of credit	1	486	—	—	1	486
Construction loans	—	—	—	—	—	—

	1	486	1	497	2	983
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	7	106	1	15	8	121
Other consumer loans	—	—	—	—	—	—

Total loans	8	$592	2	$512	10	$1,104

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2015
Mortgage loans:
Residential one to four family	2	$81	1	$411	3	$492
Commercial real estate loans	—	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—

	2	81	1	411	3	492
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	47	1	15	5	62
Other consumer loans	—	—	—	—	—	—

Total loans	6	$128	2	$426	8	$554

At December 31, 2014
Mortgage loans:
Residential one to four family	1	$230	3	$2,432	4	$2,662
Commercial real estate loans	—	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—	—
Equity lines of credit	—	—	1	96	1	96
Construction loans	—	—	—	—	—	—

	1	230	4	2,528	5	2,758
Commercial loans	—	—	—	—	—	—
Consumer loans:
Indirect auto loans	4	45	1	12	5	57
Other consumer loans	—	—	—	—	—	—

Total loans	5	$275	5	$2,540	10	$2,815

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the estimated fair value at the date of foreclosure less the estimated costs to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2018 and 2017 we did not have any property classified as other real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at the balance sheet measurement date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by regulatory agencies, which may require that we establish additional loss allowances.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Classified loans:
Substandard	$5,533	$6,650	$7,623	$9,786	$12,960
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	5,533	6,650	7,623	9,786	12,960
Special mention	335	384	16,383	19,781	1,136

Total criticized loans	$5,868	$7,034	$24,006	$29,567	$14,096

At December 31, 2018, we had $5.5 million of substandard assets, of which $3.7 million were commercial real estate loans and$1.8 million were one-to-four family residential mortgage loans. At December 31, 2018, special mention assets consisted of a $335,000 one-to-four family residential mortgage loan. Other than disclosed in the above tables, there are no other loans at December 31, 2018 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Potential Problem Loans. Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2018, we had no potential problem loans that are not discussed above under “Classification of Assets.”

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
		(Dollars in thousands)
Balance at the beginning of the period	$16,312	$13,585	$11,240	$8,881	$7,958

Charge-offs:
Residential one-to-four family	—	—	—	(64)	(375)
Commercial real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	(4)	—	—	—	(4)
Home equity	—	—	—	—	(199)
Indirect auto	(32)	(45)	(85)	(139)	(51)
Other consumer	(11)	(14)	(16)	(16)	(29)

Total charge-offs	(47)	(59)	(101)	(219)	(658)

Recoveries:
Residential one-to-four family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	24	—
Home equity	—	—	—	199	—
Indirect auto	13	22	56	32	15
Other consumer	4	2	5	6	14

Total recoveries	17	24	61	261	29
Net (charge-offs) recoveries	(30)	(35)	(40)	42	(629)

Provision for loan losses	1,657	2,762	2,385	2,317	1,552

Balance at the end of the period	$17,939	$16,312	$13,585	$11,240	$8,881

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.00%	0.00%	0.00%	0.00%	(0.06)%
Allowance for loan losses to non-performing loans at end of period	1533.25%	1185.47%	746.84%	309.56%	320.59%
Allowance for loan losses to total loans at end of period	0.68%	0.71%	0.73%	0.73%	0.75%

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

	At December 31,
	2018		2017		2016
			(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$7,434	60.20%	$6,400	57.93%	$4,828	53.34%
Commercial real estate	5,798	21.10	4,979	21.13	3,676	19.84
Multi-family real estate	1,711	7.74	1,604	6.77	1,209	6.47
Home equity	816	6.20	947	7.76	1,037	8.96
Construction	722	1.92	764	2.31	1,219	4.76
Commercial	679	2.37	758	2.77	728	3.39
Consumer loans:
Indirect auto	84	0.45	230	1.31	362	3.22
Other consumer	6	0.02	9	0.02	9	0.02

Total allocated allowance	17,250	100.00	15,691	100.00	13,068	100.00
Unallocated allowance	689	—	621	—	517	—

Total allowance	$17,939	100.00%	$16,312	100.00%	$13,585	100.00%

	At December 31,
	2015		2014
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Mortgage loans:
Residential one-to-four family	$3,574	46.15%	$2,364	38.16%
Commercial real estate	3,495	22.71	3,171	26.08
Multi-family real estate	983	6.53	872	7.39
Home equity	928	10.41	828	11.15
Construction	801	3.95	228	2.66
Commercial	613	3.46	458	3.32
Consumer loans:
Indirect auto	623	6.76	778	11.17
Other consumer	10	0.03	11	0.07

Total allocated allowance	11,027	100.00	8,710	100.00
Unallocated allowance	213	—	171	—

Total allowance	$11,240	100.00%	$8,881	100.00%

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

The investment policy is reviewed and approved annually by the Board of Directors. The overall objectives of the investment policy are to: fully and efficiently employ funds not presently required for the Bank’s loan portfolio, cash requirements, or other assets essential to our operations; to provide for the safety of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity and quality; to meet liquidity requirements projected by management; to meet regulatory and industry standards; to generate earnings which, after the impact of taxes, will provide added growth to surplus; and to employ a percentage of assets in a manner that will balance the market and credit risks of other assets, as well as our liquidity, capital, and reserve structure. All gains and losses on securities transactions are reported to the Executive Committee on a monthly basis.

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

Accounting Standards Codification (“ASC”) 320, “Investments—Debt and Equity Securities” requires that, at the time of purchase, we designate a debt security as either held to maturity, available for sale, or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. We currently do not maintain a trading portfolio. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported as an increase or decrease to stockholders’ equity through other comprehensive income (loss). If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings or other comprehensive income (loss).

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

Investment Securities. At December 31, 2018, our investment securities portfolio consisted entirely of corporate debt securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2018, our investment securities portfolio had a fair value of $149.4 million, an amortized cost of $152.2 million and a carrying value of $152.1 million, or 5.0% of total assets. At December 31, 2018, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. We do not own any trust preferred securities or collateralized debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Average Balances and Yields” for a discussion of the recent performance of our securities portfolio.

At December 31, 2018, we had no investments in a single company or entity, other than U.S. government-sponsored enterprises, that had an aggregate book value in excess of 10% of our stockholders’ equity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale securities:

Corporate debt securities	$4,162	$4,040	$16,975	$16,921	$22,051	$22,048

Total available-for-sale securities	$4,162	$4,040	$16,975	$16,921	$22,051	$22,048

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. government sponsored mortgage-backed securities	$137,261	$134,625	$142,383	$140,439	$112,543	$111,560
Corporate debt securities	10,764	10,744	17,707	17,946	17,654	17,905

Total securities held-to-maturity	$148,025	$145,369	$160,090	$158,385	$130,197	$129,465

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. government sponsored mortgage-backed securities	$—	—	$12,309	1.30%	$18,803	2.03%	$106,149	2.53%	$137,261	2.35%
Corporate debt securities	—	—	14,926	2.90%	—	—	—	—	14,926	2.90%

Total	$—	—	$27,235	2.18%	$18,803	2.03%	$106,149	2.53%	$152,187	2.40%

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the cost of our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is generally non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our tier one risk based capital. At December 31, 2018, we had $36.5 million in bank-owned life insurance.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Boston ( “FHLB”) to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income and proceeds from the sales of loans and securities.

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

At December 31, 2018, we had a total of $470.7 million in certificates of deposit, excluding brokered deposits, of which $357.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. In addition, when rates and terms are competitive, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2018 and 2017, we had a total of $288.6 million and $247.2 million, respectively, of brokered certificates of deposit.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Year Ended			For the Year Ended
	December 31, 2018			December 31, 2017
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$210,168	10.87%	—%	$204,264	12.64%	—%
Interest-bearing checking accounts	144,503	7.47	0.54	133,805	8.28	0.43
Regular savings accounts	915,039	47.31	1.10	856,142	52.98	0.72
Money market deposits	12,558	0.65	0.79	8,297	0.51	0.01
Certificates of deposit	651,673	33.70	1.97	413,599	25.59	1.49

Total deposits	$1,933,941	100.00%	1.23%	$1,616,107	100.00%	0.80%

	For the Year Ended
	December 31, 2016
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$189,234	13.84%	—%
Interest-bearing checking accounts	135,387	9.90	0.40
Regular savings accounts	732,445	53.55	0.60
Money market deposits	8,337	0.61	0.01
Certificates of deposit	302,314	22.10	1.48

Total deposits	$1,367,717	100.00%	0.69%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$18,081	$23,077	$73,780
1.00% to 1.99%	289,140	452,967	247,538
2.00% to 2.99%	431,228	28,641	—
3.00% to 3.99%	20,818	—	28
4.00% to 4.99%	—	29	14,255

Total	$759,267	$504,714	$335,601

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2018
	Less Than or	More Than	More Than
	Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$15,636	$1,493	$952	$—	$18,081	2.38%
1.00% to 1.99%	135,527	128,189	21,547	3,877	289,140	38.08%
2.00% to 2.99%	266,872	35,440	36,568	92,348	431,228	56.80%
3.00% to 3.99%	—	365	4,664	15,789	20,818	2.74%

Total	$418,035	$165,487	$63,731	$112,014	$759,267	100.00%

As of December 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $385.2 million. The following table sets forth the maturity of those certificates of deposit as of December 31, 2018.

At
December 31, 2018
(Dollars in thousands)
Three months or less	$122,358
Over three months through six months	94,139
Over six months through one year	76,654
Over one year to three years	71,690
Over three years	20,388

Total	$385,229

Borrowings. Our borrowings consist of advances from the FHLB and repurchase agreements.

At December 31, 2018, we had access to additional FHLB advances of up to $270.6 million. The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of period	$838,250	$723,150	$508,850
Average balance during period	$687,289	$571,431	$428,163
Maximum outstanding at any month end	$872,250	$723,150	$508,850
Weighted average interest rate at end of period	2.27%	1.63%	1.20%
Average interest rate during period	1.95%	1.43%	1.12%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of period	$2,883	$3,268	$1,985
Average balance during period	$3,449	$2,865	$2,419
Maximum outstanding at any month end	$4,919	$4,000	$3,772
Weighted average interest rate at end of period	0.15%	0.15%	0.15%
Average interest rate during period	0.15%	0.15%	0.15%

Personnel

At December 31, 2018, the Bank had 133 full-time employees and 2 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

REGULATION AND SUPERVISION

General

Belmont Savings Bank is a Massachusetts-chartered savings bank and the wholly-owned subsidiary of BSB Bancorp, a Maryland corporation. Belmont Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts, or “DIF”, for amounts in excess of the FDIC insurance limits. Belmont Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Belmont Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, BSB Bancorp is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.”

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

The Commonwealth of Massachusetts adopted a law modernizing the Massachusetts banking law, effective in 2015. which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks.

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

Depositors Insurance Fund. Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. However, if a savings bank has over $1 billion of deposits in excess of federal deposit insurance coverage, the bank must exit the DIF. The DIF is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC.

Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “—Federal Bank Regulations—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. These requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act of 1999, discussed below under “—Federal Regulations—Privacy Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

At December 31, 2018, Belmont Savings Bank met the criteria for being considered “well-capitalized.”

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Belmont Savings Bank, are required to comply with minimum leverage capital requirements.

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. These capital requirements were effective January 1, 2015. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was being phased in beginning at 0.625% in 2015 and was fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% of average total consolidated assets for qualifying institutions with total assets of less than $10 billion. Institutions with capital levels meeting the requirement and electing to follow the alternative framework would be deemed to comply with their regulatory capital requirements, including the risk-based requirements. The federal regulators have issued a proposed rule that would set the ratio at 9%.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “guidelines”) to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Belmont Savings Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. However, at December 31, 2018, Belmont Savings Bank held no such investments. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

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

Federal Insurance of Deposit Accounts. The FDIC imposes deposit insurance assessments. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets from between 5 basis points and 35 basis points to between 1.5 basis points and 30 basis points, with the specific rate depending on several factors including the institution’s CAMELS rating. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. In September 2018, the FDIC announced that the reserve ratio exceeded 1.35%. As a result, surcharges on large banks were terminated and banks of less than $10 billion of assets will receive assessment credits for assessments paid that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio reaches 1.38%. The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reserve ratio for the Deposit Insurance Fund.

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

All bonds issued by the FICO are due to mature by September 2019. During the calendar year ended December 31, 2018, the Bank paid $77,000 in fees related to the FICO.

Belmont Savings Bank is a member of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “—Massachusetts Banking Laws and Supervision—DIF,” above.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a five-tiered descriptive rating system. The Bank’s latest FDIC CRA rating, dated April 3, 2017, was “satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Bank. The Massachusetts version is generally similar to the CRA and utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under Massachusetts law, dated April 3, 2017, was “satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of twelve regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, the Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2018, the Bank was in compliance with this requirement.

Other Regulations

Some interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to state and federal laws applicable to credit transactions and other operations, including but not limited to, the:

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

The operations of the Bank also are subject to the:

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institution subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. BSB Bancorp has not opted for “financial holding company” status at this time.

BSB Bancorp is subject to the Federal Reserve Board’s capital requirements for bank holding companies. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to banks were applied to bank holding companies with greater than $1.0 billion of assets as of January 1, 2015. However, legislation enacted in May 2018 required the Federal Reserve Board to raise the threshold of its “small bank holding company” exception to the applicability of consolidated capital requirements to $3 billion of assets. That change was effective in August 2018. Consequently, holding companies with less than $3 billion of assets are not subject to consolidated holding company capital requirements unless otherwise advised by the Federal Reserve Board.

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

Risks Related to the Merger

Because the market price of People’s United Financial, Inc. common stock will fluctuate, the Company’s stockholders cannot be certain of the market value of the merger consideration they will receive.

Upon completion of the merger, each outstanding share of the Company’s common stock held immediately prior to the effective time of the merger, except for specified shares of the Company’s common stock owned by the Company or People’s United (which will be cancelled), will be converted into the right to receive 2.0 shares of People’s United common stock. The market value of the People’s United common stock to be issued in the merger will depend upon the market price of People’s United common stock and of the Company’s common stock. The market value of People’s United common stock and the Company’s common stock at the effective time of the merger may vary significantly from their respective values on the date the merger was announced or at other dates, including on the date that the proxy statement/prospectus was mailed to the Company’s stockholders and on the date of the Company’s special meeting. There will be no adjustment to the merger consideration for changes in the market price of either shares of People’s United common stock or the Company’s common stock.

The market price of People’s United common stock and the Company’s common stock may result from a variety of factors, including, but not limited to, changes in sentiment in the market regarding People’s United’s and the Company’s operations or business prospects, including market sentiment regarding People’s United’s and/or the Company’s entry into the merger agreement. These risks may also be affected by:

•	Operating results that vary from the expectations of People’s United’s and/or the Company’s management or of securities analysts and investors;

•	Developments in People’s United’s and/or the Company’s business or in the financial services sector generally;

•	Regulatory or legislative changes affecting the banking industry generally or People’s United’s and/or the Company’s business and operations;

•	Operating and securities price performance of companies that investors consider to be comparable to People’s United and/or the Company;

•	Changes in estimates or recommendations by securities analysts or rating agencies;

•	Announcements of strategic developments, acquisitions, dispositions, financings and other material events by People’s United or its competitors; and

•	Changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Many of these factors are outside the control of People’s United and the Company. Accordingly, at the time of the Company’s special meeting, the Company’s stockholders will not necessarily know or be able to calculate the value of the merger consideration they would be entitled to receive upon completion of the merger. You should obtain current market quotations for both People’s United common stock and the Company’s common stock.

The market price of People’s United common stock after the merger may be affected by factors different from those affecting the shares of People’s United or the Company currently.

The businesses of People’s United and the Company’s differ, and accordingly, the results of operations of the combined company and the market price of the shares of People’s United’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of People’s United and the Company. For a discussion of the businesses of People’s United and of certain factors to consider in connection with those businesses, see the documents filed by People’s United with the SEC.

The success of the merger and integration of People’s United and the Company will depend on a number of uncertain factors.

The success of the merger will depend on a number of factors, including:

•	People’s United’s ability to integrate the branches acquired from the Company in the merger (which we refer to as the “acquired branches”) into People’s United’s current operations;

•

People’s United’s ability to limit the outflow of deposits held by its new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e. loans) acquired in the merger;

•	People’s United’s ability to control the incremental non-interest expense from the acquired branches in a manner that enables it to maintain a favorable overall efficiency ratio;

•	People’s United’s ability to retain and attract the appropriate personnel to staff the acquired branches; and

•	People’s United’s ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert People’s United’s management’s attention and resources. No assurance can be given that People’s United will be able to integrate the acquired branches successfully. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect People’s United’s existing profitability, that People’s United will be able to achieve results in the future similar to those achieved by its existing banking business or that People’s United will be able to manage any growth resulting from the merger effectively.

Combining People’s United and the Company may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

People’s United and the Company have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on People’s United’s ability to successfully combine and integrate the businesses of People’s United and the Company in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect People’s United’s ability to successfully conduct its business, which could have an adverse effect on People’s United’s financial results and the value of its common stock. People’s United may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition, perhaps materially. If People’s United experiences difficulties with the integration process and attendant systems conversion, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause People’s United and/or the Company to lose customers or cause customers to remove their accounts from People’s United and/or the Company and move their business to competing financial institutions. Integration efforts between the two companies may also divert management’s attention and resources. These integration matters could have an adverse effect on each of People’s United and the Company during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated or could take longer to anticipate than expected.

The combined company may be unable to retain People’s United and/or the Company’s personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by People’s United and the Company. It is possible that these employees may decide not to remain with People’s United or the Company, as applicable, while the merger is pending or with the combined company after the merger is consummated. If key employees terminate their employment or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, People’s United and the Company may not be able to locate suitable replacements for any key employees who leave either company or to offer employment to potential replacements on reasonable terms.

The merger agreement limits the Company’s ability to pursue alternatives to the merger.

The merger agreement contains provisions that make it more difficult for the Company to sell its business to a party other than People’s United. These provisions include a general prohibition on the Company’s solicitation of, or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s board of directors, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction, the requirement that the Company pay the $12.5 million termination fee if the merger agreement is terminated in certain circumstances and the requirement that the Company submit the merger proposal to a vote of the Company’s stockholders even if the Company’s board of directors changes its recommendation in favor of the merger proposal in a manner adverse to People’s United.

These provisions might discourage a third party that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the proposed merger consideration. Furthermore, a potential competing acquirer may propose to pay a lower per share price to the Company’s stockholders than it might otherwise have proposed to pay because of the Company’s obligation, in connection with termination of the merger agreement under certain circumstances, to pay People’s United the termination fee.

An adverse judgment in any lawsuit filed against the Company and People’s United may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Stockholders often file lawsuits against companies and/or the directors and officers of companies in connection with a merger. One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or People’s United defendants from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe and could result in significant costs to the Company and/or People’s United, including any cost associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect People’s United’s business, financial condition, results of operations and cash flow.

The Company’s stockholders will not have dissenters’ or appraisal rights in the merger.

Dissenters’ and appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Stockholders of a Maryland corporation are not entitled to exercise any rights of an objecting stockholder under the Maryland General Corporation Law (“MGCL”) if the corporation’s stock is listed on a national securities exchange. The Company’s stock is listed on NASDAQ. Furthermore, under the Company’s articles of incorporation, the Company’s stockholders are not entitled to exercise any rights of an objecting stockholder provided under MGCL, unless the Company’s board of directors determines that such rights apply with respect to a transaction. The board of directors has not made such a determination with respect to the merger. Accordingly, the Company’s stockholders will not be entitled to assert any appraisal or dissenters’ rights with respect to their shares of the Company’s common stock in connection with the merger.

The fairness opinion delivered by the Company’s financial advisor to the Company’s board of directors prior to the execution of the merger agreement will not reflect changes in circumstances subsequent to the date of the fairness opinion.

J.P. Morgan, the Company’s financial advisor in connection with the merger, delivered its fairness opinion to the Company’s board of directors on November 26, 2018. The opinion of J.P. Morgan speaks only as of such date and does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of People’s United or the Company, changes in general market and economic conditions or regulatory or other factors. Any such changes may materially alter or affect the relative values of People’s United and the Company.

The Company and People’s United are subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company or People’s United. These uncertainties may impair the Company’s or People’s United’s ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company or People’s United to seek to change existing business relationships with the Company or People’s United.

Retention of certain employees by the Company or People’s United may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or People’s United, the Company’s business or People’s United’s business could be harmed. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course prior to closing, and People’s United is also subject to certain restrictions on the conduct of its business prior to closing.

Failure to complete the merger could negatively impact the stock prices, future businesses and financial results of People’s United and the Company.

If the merger is not completed, the ongoing businesses of People’s United and the Company may be adversely affected, and People’s United and the Company will be subject to several risks, including the following:

•	The Company may be required, under certain circumstances, to pay People’s United a termination fee of $12.5 million under the merger agreement;

•	People’s United and the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•

Under the merger agreement, People’s United and the Company are subject to certain restrictions on the conduct of their business prior to completing the merger, which may adversely affect their ability to execute certain of their business strategies; and

•

Matters relating to the merger may require substantial commitments of time and resources by People’s United and the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to People’s United and the Company as independent companies, as the case may be.

In addition, if the merger is not completed, People’s United and/or the Company may experience negative reactions from the financial markets and from their respective customers and employees. For example, People’s United’s and the Company’s businesses may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of People’s United’s or the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. People’s United and/or the Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against People’s United or the Company to perform their respective obligations under the merger agreement. If the merger is not completed, People’s United and the Company cannot assure their respective stockholders that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of People’s United and/or the Company.

If the merger is not completed, People’s United and the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

Each of People’s United and the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, People’s United and the Company would have to recognize these expenses without realizing the expected benefits of the merger.

The shares of People’s United common stock to be received by the Company’s stockholders as a result of the merger will have different rights from shares of the Company’s common stock.

Following completion of the merger, the Company’s stockholders will become stockholders of People’s United, and their rights as stockholders will be governed by the Delaware General Corporation Law (which we refer to as the “DGCL”) and People’s United’s certificate of incorporation and bylaws. There will be important differences between your current rights as a stockholder of the Company and the rights to which you will be entitled as a stockholder of People’s United. A discussion of the different rights associated with People’s United common stock and the Company’s common stock is included in the proxy statement/prospectus for the merger.

Risks Related to People’s United’s Business

You should read and consider risk factors specific to People’s United’s business that will also affect the combined company after the merger. These risks are described in the reports filed by People’s United with the SEC, including the sections in such reports entitled “Risk Factors.”

Risks Related to the Company’s Business

Our business strategy has included significant asset and liability growth. If we fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In 2010, the Board of Directors of the Bank approved a strategic plan that has resulted in significant growth in assets and liabilities. We have to increase our commercial real estate loans, multi-family real estate loans, one-to-four family residential real estate loans and home equity lines of credit, while attracting favorably priced deposits. During 2012 we added our Shaw’s Supermarket in-store branch in Waltham. In 2013 we opened two new in-store branches in Newton and Cambridge, and in 2014 we closed one of our existing branches due to its proximity to another branch. We have incurred substantial additional expenses due to the execution of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff, as well as marketing and infrastructure expenses. Many of these increased expenses are considered fixed expenses. Unless we can continue to successfully execute our strategic plan, results of operations will be negatively affected by these increased costs.

The successful continuation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to continue to successfully manage our growth will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, multi-family real estate loans, one-to-four family residential real estate loans, home equity lines of credit and commercial business loans. While we believe we have the management resources in place to successfully manage our growth, we may not be successful in achieving our business strategy goals.

Our branch network strategy may negatively affect our financial performance.

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

We intend to continue originating commercial real estate and multi-family loans. At December 31, 2018, $758.7 million, or 28.8% of our total loan portfolio, consisted of multi-family loans and commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one-to-four family residential real estate loans that we originate. Because the repayment of commercial real estate loans and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate loans and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.

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

The potential need to adapt to changes in information technology could adversely impact our operations and require increased capital spending. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, could adversely impact our operations, damage our reputation and require increased capital spending. Our information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, negligence, fraud and other unauthorized attempts to access or interfere with these systems and proprietary information. Although we believe we have implemented and maintain reasonable security controls over proprietary information as well as information of our customers, stockholders and employees, a breach of these security controls may have a material adverse effect on our business, financial condition and results of operations and could subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities.

A portion of our one-to-four family residential mortgage loan portfolio is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

A significant portion of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At December 31, 2018, of the $1.58 billion of one-to-four family residential mortgage loans in our portfolio, $74.2 million, or 4.69% of this amount, were comprised of non-owner occupied properties. There is greater credit risk inherent in two-, three- and four-unit properties and especially in non-owner occupied properties, than in owner-occupied one-unit properties. These loans are similar to commercial real estate loans and multi-family loans, as the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property.

A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

Our home equity line of credit strategy exposes us to a risk of loss due to a decline in property values.

At December 31, 2018, $163.2 million, or 6.2%, of our total loan portfolio consisted of home equity lines of credit. As part of our strategic business plan, we intend to increase our home equity lines of credit over the next several years. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of an existing first mortgage loan, although loan-to-value ratios may exceed 80% on a case-by-case basis.

Declines in real estate values in our market area could cause some of our home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. In addition, under the Tax Cuts and Jobs Act enacted on December 22, 2017, interest on home equity loans and lines of credit is only deductible if the proceeds are used to buy, build or substantially improve the taxpayer’s home that secures the loan or line of credit. This change could adversely impact the level of originations and outstanding volumes of home equity lines of credit in the future.

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest and dividend income, which could be negatively affected by changes in interest rates. Net interest and dividend income is the difference between:

•	the interest and dividend income we earn on our interest-earning assets, such as loans and investment securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

A significant portion of our loans are fixed-rate, one-to-four family residential mortgage loans with terms of up to 30 years, 3/1, 5/1, 7/1 and 10/1 adjustable rate mortgage loans and 5/5 adjustable rate—10 year maturity commercial real estate loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investment securities, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. At December 31, 2018 our interest rate risk analysis indicated that our base forecasted net interest income would decrease by 14.8% over the next twelve months if there was an instantaneous 200 basis point increase in market interest rates. For additional discussion of how changes in current interest rates could impact our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or investment securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At December 31, 2018, $746.9 million, or 47.2% of our $1.58 billion total one-to-four family residential mortgage loans due after December 31, 2019 had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of investment securities moves inversely with changes in interest rates. Because a portion of the investment securities in our portfolio are classified as available for sale, a decline in the fair value of our investment securities could cause a decline in our reported equity and/or net income.

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

Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount window rate, the interest rate paid on reserves and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

In addition to new rules promulgated under the Dodd-Frank Act, bank regulatory agencies have been responding aggressively to concerns and adverse trends identified in examinations. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans and lines of credit, (3) a limitation on the deductibility of business interest expense and (4) a limitation on the deductibility of property taxes and state and local income taxes.

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

Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the FHLB and discount window of the Federal Reserve.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors, debt purchasers, depositors of the Bank or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update changes the impairment model for most financial assets and sets forth a “current expected credit loss” model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses.

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

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during the shutdown. In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operated from our six full-service banking offices at December 31, 2018, including our main office and five branch offices located in Belmont, Watertown, Waltham, Cambridge and Newton, Massachusetts. The net book value of our premises, land and equipment was $2.2 million at December 31, 2018. The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

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

Periodically, there have been various claims and lawsuits against the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. The Company is not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

It has come to the Company’s attention that two complaints, further described below, have been filed with respect to the proposed merger (the “Proposed Merger”) of the Company with and into People’s United Financial, Inc. (“People’s United”). However, while these complaints have been filed with the courts identified below, as of the time of filing of this Annual Report on Form 10-K none of the defendants named in the complaints, including the Company, has been served with either complaint.

On January 31, 2019, Paul Parshall, a purported individual stockholder of the Company, filed, on behalf of himself and all of the Company’s stockholders other than the named defendants and their affiliates (the “Purported Class”), a derivative and putative class action complaint in the Circuit Court for Baltimore City, Maryland, captioned Paul Parshall v. Robert J. Morrissey et. al., naming each Company director, People’s United and the Company as defendants. The complaint alleged that the Company’s directors breached their fiduciary duties to the Purported Class in connection with the Proposed Merger. The complaint also alleged that the January 23, 2019 proxy statement/prospectus (“Proxy Statement/Prospectus”) included in People’s United’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission omitted certain information regarding the Proposed Merger. The Proxy Statement/Prospectus was the proxy statement for the Company’s special meeting of stockholders to approve the Proposed Merger, and People’s United’s prospectus with respect to the shares of People’s United’s common stock to be issued to Company stockholders in the Proposed Merger. The relief sought by the complaint included preliminary and permanent injunction from proceeding with, consummating, or closing the Proposed Merger, damages, including attorneys’ and experts’ fees, and rescission and rescissory damages if the proposed merger is completed. On March 6, 2019 the Mr. Parshall filed a notice of voluntary dismissal without prejudice, which was entered on the docket on March 11, 2019.

On January 30, 2019, Michael Rubin, a purported individual stockholder of the Company, filed a complaint in the United States District Court for the District of Maryland, Rubin v. BSB Bancorp, Inc. et. al., Case No. 1:19-cv-00280, naming the Company and each Company director as defendants and alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 in connection with claimed omissions and misstatements contained in the Proxy Statement/Prospectus. The complaint seeks preliminary and permanent injunction from proceeding with, consummating, voting on or closing the Proposed Merger unless the defective disclosures in the Proxy Statement/Prospectus are cured. The complaint also seeks rescission in the event the Proposed Merger is consummated, as well as damages and attorneys’ and experts’ fees and costs.

The Company’s stockholders approved the Proposed Merger at the February 27, 2019 special meeting.

The Company believes that the allegations in the complaints described above are without merit and, if served, intends to defend against them vigorously. Currently, however, it is not possible to predict the outcome of the litigation, if any, or the impact the litigation may have on the Company, People’s United, or the Proposed Merger.

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

Stock Performance Graph.

The following graph compares the cumulative total shareholder return on BSB Bancorp common stock with the cumulative total return on the Russell 2000 Index and with the SNL Thrift Industry Index. The graph assumes $100 was invested at the close of business on December 31, 2013 and utilizes closing market price.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
BSB Bancorp, Inc.	100.00	123.46	155.00	191.85	193.84	185.95
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Thrift NASDAQ	100.00	110.75	126.56	160.91	159.37	139.09

Holders.

As of March 6, 2019, there were 266 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2018, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Additional information regarding stock-based compensation plans is presented in Note 16 – Stock Based Compensation in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	491,323	$13.02	—
Equity compensation plans not approved by security holders	—	—	—

Total	491,323	13.02	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	500,000
November 1 - November 30	—	—	—	500,000
December 1 - December 31	—	—	—	500,000

Total	—	$—	—

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

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,030,101	$2,676,565	$2,158,704	$1,812,916	$1,425,550
Cash and cash equivalents	143,378	110,888	58,876	51,261	51,767
Investment securities - available for sale	4,040	16,921	22,048	21,876	22,079
Investment securities - held to maturity	148,025	160,090	130,197	137,119	118,528
Loans receivable, net	2,624,372	2,296,958	1,866,035	1,534,957	1,179,399
Federal Home Loan Bank stock	38,658	32,382	25,071	18,309	13,712
Bank-owned life insurance	36,540	36,967	35,842	29,787	23,888
Deposits	1,960,912	1,751,251	1,469,422	1,269,519	984,562
Federal Home Loan Bank advances	838,250	723,150	508,850	374,000	285,100
Securities sold under agreements to repurchase	2,883	3,268	1,985	3,695	1,392
Other borrowed funds	—	—	—	1,020	1,067
Total stockholders’ equity	201,794	178,029	160,921	146,203	137,010

	For the Fiscal Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$98,251	$77,143	$61,621	$48,406	$38,652
Interest expense	37,157	21,054	14,231	10,194	7,051

Net interest and dividend income	61,094	56,089	47,390	38,212	31,601
Provision for loan losses	1,657	2,762	2,385	2,317	1,552

Net interest and dividend income after provision for loan losses	59,437	53,327	45,005	35,895	30,049
Noninterest income	5,020	3,627	2,750	3,165	3,294
Noninterest expense	33,016	30,686	28,349	27,824	26,490

Income before income tax expense	31,441	26,268	19,406	11,236	6,853
Income tax expense	8,532	11,882	7,425	4,322	2,562

Net income	$22,909	$14,386	$11,981	$6,914	$4,291

	At or for the fiscal years ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.81%	0.61%	0.61%	0.44%	0.35%
Return on average stockholders’ equity	11.92%	8.40%	7.78%	4.87%	3.20%
Interest rate spread (1)	1.96%	2.24%	2.32%	2.33%	2.47%
Net interest margin (2)	2.15%	2.38%	2.45%	2.48%	2.64%
Efficiency ratio (3)	49.94%	51.39%	56.54%	67.25%	75.91%
Noninterest expense to average total assets	1.16%	1.29%	1.44%	1.77%	2.16%
Average interest-earning assets to average interest-bearing liabilities	114.17%	115.96%	118.26%	122.46%	128.79%
Average stockholders’ equity to average total assets	6.78%	7.21%	7.83%	9.01%	10.91%
Asset Quality Ratios:
Non-performing assets to total assets	0.04%	0.05%	0.08%	0.20%	0.20%
Non-performing loans to total loans	0.04%	0.06%	0.10%	0.24%	0.23%
Allowance for loan losses to non-performing loans	1533.25%	1185.47%	746.84%	309.56%	320.59%
Allowance for loan losses to total loans	0.68%	0.71%	0.73%	0.73%	0.75%
Capital Ratios (4):
Total capital to risk-weighted assets	11.75%	11.30%	11.72%	12.22%	12.99%
Tier 1 capital to risk-weighted assets	10.80%	10.35%	10.80%	11.34%	12.19%
Common Equity Tier 1 Capital to risk-weighted assets	10.80%	10.35%	10.80%	11.34%	N/A
Tier 1 capital to average assets	6.97%	6.97%	7.63%	8.37%	10.05%
Other Data:
Number of full service offices	6	6	6	6	6
Full time equivalent employees	134	123	122	129	126

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Capital ratios are for BSB Bancorp, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On November 26, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with People’s United Financial, Inc. (“People’s United”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with and into People’s United, with People’s United as the surviving corporation (the “Merger”). At the effective time of the Merger, each outstanding share of BSB Bancorp common stock, par value $0.01 per share, will be converted into the right to receive 2.0 shares of People’s United common stock, par value $0.01 per share. The merger was approved by the Company’s shareholders on February 27, 2019. Completion of the Merger remains subject to certain customary closing conditions. The Merger is expected to close early in the second quarter of 2019.

Overview

Our results of operations depend primarily on our net interest and dividend income. Net interest and dividend income is the difference between the income we earn on our interest and dividend earning assets and the amount we pay on our interest bearing liabilities. Interest and dividend earning assets consist primarily of loans, investment securities (including corporate bonds and mortgage-backed securities guaranteed or issued by U.S. government-sponsored enterprises), Federal Home Loan Bank stock and interest-earning deposits at other financial institutions. Interest bearing liabilities consist primarily of our depositors’ money market, savings, checking, and certificates of deposit accounts and to a lesser extent FHLB advances and brokered certificates of deposit. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, income derived from bank owned life insurance, loan servicing fees, gains or losses on the sale of loans, gains or losses on the sale of available-for-sale investment securities, loan level derivative income and other income. Non-interest expense consists primarily of salaries and employee benefits, director compensation, occupancy and equipment expenses, data processing expenses, legal expenses, accounting and exam fees, FDIC insurance premiums and other operating expenses. Our results of operations may also be significantly affected by competitive conditions, changes in market interest rates, governmental policies, general and local economic conditions, and actions of regulatory authorities.

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

Further, following a comprehensive strategic review of the Bank’s management and operations, the Board of Directors of the Bank approved a new strategic plan designed to increase the growth and profitability of the Bank. The strategic plan contemplated significant growth in assets and liabilities over the next several years with the intent of building upon the Bank’s leading market share in Belmont and the surrounding communities, striving to be the “Bank of Choice” for small businesses in its market area and the trusted lending partner for area commercial real estate investors, developers and managers. The strategic plan was intended to take advantage of the sound eastern Massachusetts economy, which had not been as negatively affected by the recent recession as other regions of the United States. Our current strategy also includes striving to be the “Bank of Choice” for cash driven small businesses, municipalities and nonprofit organizations in the Bank’s market area.

The current strategic plan includes growth in one-to-four family residential real estate loans, increased home equity lending and increased commercial real estate and multi-family real estate lending. Our portfolios of commercial real estate loans, multi-family real estate loans and one-to-four family residential real estate loans have increased in accordance with the strategic plan, and we intend to continue this strategy of growing these asset classes, while selling a portion of the loans that we originate from time to time as conditions warrant. We have also suspended originations of indirect auto loans due to the current market conditions and low interest rate environment.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of delinquency and non-performing assets. Our non-performing assets totaled $1.2 million, or 0.04% of total assets, at December 31, 2018, compared to $1.4 million, or 0.05% of total assets, at December 31, 2017, and $1.8 million, or 0.08% of total assets, at December 31, 2016. Total loan delinquencies of 60 days or more as of December 31, 2018, 2017 and 2016 were $1.0 million, $294,000 and $1.1 million, respectively. Our provision for loan losses was $1.7 million, $2.8 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ending December 31, 2018, 2017 and 2016 we experienced net charge offs of $30,000, $35,000 and $40,000, respectively.

Management pays close attention to the ongoing operating expenses incurred by the Company while making needed capital expenditures and prudently investing in our infrastructure. The Company’s primary expenses are related to salaries and employee benefits, data processing costs, deposit insurance costs and expenses associated with buildings and equipment. During the year ended December 31, 2018, noninterest expense was managed well and we continued to make improvements in our efficiency ratio.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the consolidated balance sheet date. The allowance for loan losses is established through the provision for loan losses that is charged against income.

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

Securities Valuation and Impairment. Our available-for-sale securities portfolio consists of corporate bonds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, which consists of corporate bonds and U.S. government agency sponsored mortgage-backed securities for which we have the positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If the amortized cost basis of a security exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the probability of a near-term recovery in value and our intent to sell the security and whether it is more likely than not that we will be required to sell the security before full recovery of our investment or maturity. If such a decline is deemed other-than-temporary for equity securities, an impairment charge is recorded through current earnings based upon the estimated fair value of the security at the time of impairment and a new cost basis in the investment is established. For any debt security with a fair value less than its amortized cost basis, we will determine whether we have the intent to sell the debt security or whether it is more likely than not we will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, we will recognize the full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income or loss.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets increased $353.5 million, or 13.2% to $3.03 billion at December 31, 2018, from $2.68 billion at December 31, 2017. The increase was primarily the result of a $327.4 million or 14.3% increase in net loans and a $32.5 million or 29.3% increase in cash and cash equivalents, partially offset by a $24.9 million or 14.1% decrease in investment securities.

Loans. Net loans increased by $327.4 million or 14.3% to $2.62 billion at December 31, 2018 from $2.30 billion at December 31, 2017. The increase in net loans was primarily due to increases of $250.0 million or 18.7% in one-to-four family residential loans, $68.6 million or 14.1% in commercial real estate loans and $48.0 million or 30.8% in multi-family real estate loans. Partially offsetting these increases were decreases of $18.3 million or 60.4% in indirect automobile loans as we have suspended originations due to current market conditions and $15.4 million or 8.6% in home equity lines of credit due to both payoffs and paydowns of lines.. Our plan to prudently build our commercial and consumer loan portfolios continues as significant growth was achieved in each of our strategic business lines while credit losses remained low.

Investment Securities. The carrying value of total investment securities decreased by $24.9 million or 14.1% to $152.1 million at December 31, 2018, from $177.0 million at December 31, 2017. The decrease in investment securities was driven by decreases of $12.9 million or 76.1% in securities classified as available for sale and $12.1 million or 7.5% in securities classified as held to maturity. The decrease in securities was driven by the maturity of securities with a par value of $19.8 million and paydowns on mortgage backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased by $32.5 million or 29.3% to $143.4 million at December 31, 2018, from $110.9 million at December 31, 2017.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to help defray the costs of our employee benefit plan obligations. Additionally, bank-owned life insurance generally provides nontaxable, noninterest income. At December 31, 2018, our investment in bank-owned life insurance was $36.5 million, a decrease of $427,000 or 1.2% from $37.0 million at December 31, 2017. The decrease in the cash surrender value was driven by payments received resulting from death benefits.

Deposits. Deposits increased $209.7 million or 12.0%, to $1.96 billion at December 31, 2018 from $1.75 billion at December 31, 2017. The increase in deposits was primarily driven by a $254.6 million or 50.4% increase in certificate of deposit accounts and a $24.2 million or 306.9% increase in money market deposits,, partially offset by a $40.4 million or 24.6% decrease in interest-bearing checking accounts, an $18.1 million or 8.2% decrease in demand deposits and a $10.6 million or 1.2% decrease in savings accounts.

Borrowings. At December 31, 2018, borrowings consisted of advances from the FHLB and securities sold to customers under agreements to repurchase, or “repurchase agreements.” Total borrowings increased $114.7 million or 15.8%, to $841.1 million at December 31, 2018, from $726.4 million at December 31, 2017. This increase was driven by an increase in advances from the FHLB of $115.1 million or 15.9%.

Stockholders’ Equity. Total stockholders’ equity increased $23.8 million or 13.3% to $201.8 million at December 31, 2018, from $178.0 million at December 31, 2017. This increase is primarily the result of earnings of $22.9 million and a $2.0 million increase in additional paid-in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General. For the year ended December 31, 2018, net income was $22.9 million or $2.44 per diluted share as compared to net income of $14.4 million or $1.55 per diluted share for the year ended December 31, 2017. This represented an increase in net income of $8.5 million or 59.2%. The increase was primarily due to a $6.1 million or 11.5% increase in net interest and dividend income after the provision for loan losses, a $3.4 million or 28.2% decrease in income tax expense and a $1.4 million or 38.4% increase in noninterest income, partially offset by a $2.3 million or 7.6% increase in noninterest expense.

Net Interest and Dividend Income. Net interest and dividend income increased by $5.0 million to $61.1 million for the year ended December 31, 2018, from $56.1 million for the year ended December 31, 2017. The increase in net interest and dividend income was primarily due to an increase in our net interest-earning assets, partially offset by net interest margin and spread compression. Net average interest-earning assets increased $25.2 million or 7.9% to $342.2 million for the year ended December 31, 2018 from $317.0 million for the year ended December 31, 2017. Our net interest margin decreased 23 basis points to 2.15% for the year ended December 31, 2018, compared to 2.38% for the year ended December 31, 2017 and our net interest rate spread decreased 28 basis points to 1.96% for the year ended December 31, 2018, compared to 2.24% for the year ended December 31, 2017.

Interest and Dividend Income. Total interest and dividend income increased $21.1 million or 27.4% to $98.3 million for the year ended December 31, 2018 from $77.1 million for the year ended December 31, 2017. The increase in interest and dividend income was primarily due to a $19.3 million or 26.8% increase in interest income on loans. The increase in interest income on loans resulted from a $428.1 million increase in the average balance of loans as well as an increase in the yield of 18 basis points from 3.46% for the year ended December 31, 2017 to 3.64% for the year ended December 31, 2018.

Interest Expense. Interest expense increased $16.1 million or 76.5% to $37.2 million for the year ended December 31, 2018 from $21.1 million for the year ended December 31, 2017. The increase was driven by an increase in the average cost of funds of 48 basis points to 1.54% for the year ended December 31, 2018 from 1.06% for the year ended December 31, 2017 as well as a $428.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $10.9 million to $23.8 million for the year ended December 31, 2018 from $12.9 million for the year ended December 31, 2017. This increase was primarily due to an increase in the average cost of interest-bearing deposits of 47 basis points to 1.38% for the year ended December 31, 2018, compared to 0.91% for the year ended December 31, 2017 as well as an increase of $311.9 million in the average balance of interest-bearing deposits to $1.72 billion for the year ended December 31, 2018 from $1.41 billion for the year ended December 31, 2017. The average cost of all deposit categories increased year over year primarily due to rising short term interest rates.

Interest expense on FHLB advances increased $5.2 million to $13.4 million for the year ended December 31, 2018 from $8.2 million for the year ended December 31, 2017. This increase was primarily due to an increase in the average cost of FHLB advances to 1.95% for the year ended December 31, 2018 from 1.43% for the year ended December 31, 2017 as well as an increase of $115.9 million in the average balance of FHLB advances to $687.3 million for the year ended December 31, 2018 from $571.4 million for the year ended December 31, 2017. The increase in the average cost of FHLB advances was driven by increases in short term interest rates.

Provision for Loan Losses. We recorded a provision for loan losses of $1.7 million for the year ended December 31, 2018 compared to a provision for loan losses of $2.8 million for the year ended December 31, 2017. The reduction in the provision for loan losses was driven by lower loan growth, improvements in the factors used to estimate the allowance for loan losses as well as the elimination of the specific reserve tied to an impaired loan that was sold. We recorded net charge offs of $30,000 for the year ended December 31, 2018 compared to net charge offs of $35,000 during the year ended December 31, 2017. The allowance for loan losses was $17.9 million or 0.68% of total loans at December 31, 2018 compared to $16.3 million or 0.71% of total loans at December 31, 2017.

Noninterest Income. Noninterest income for the year ended December 31, 2018 was $5.0 million as compared to $3.6 million for the year ended December 31, 2017 or an increase of $1.4 million or 38.4%.

•	Loan-level derivative income increased from zero to $1.4 million as we began entering into customer related interest rate swap agreements during the year ended December 31, 2018.

•	Income from bank-owned life insurance increased $358,000 or 32.0% driven by death benefits received of $405,000, partially offset by lower increases in the cash surrender value of the policies.

•	Customer service fees increased $111,000 or 14.1% driven by increased interchange fee income.

•	Investments held in the Rabbi Trust had a loss of $65,000 during the year ended December 31, 2018 as compared to a gain of $158,000 during the year ended December 31, 2017.

•	Net gains on sales of loans decreased by $180,000 or 19.2% due to lower sales volume.

Noninterest Expense. Noninterest expense for the year ended December 31, 2018 was $33.0 million as compared to $30.7 million for the year ended December 31, 2017 or an increase of $2.3 million or 7.6%.

•	Merger expenses amounted to $1.7 million related to the pending merger with People’s United.

•	Salaries and employee benefits increased $794,000 or 4.1% driven by an increase in the number of employees, an increase in cash-based incentive compensation and an increase in health care costs.

•	Deposit insurance expense increased by $239,000 or 13.8% driven by asset growth.

•

Director compensation decreased $580,000 or 42.8% driven by reduced compensation costs related to the decrease in value of the investments held in the Rabbi Trust as well as reduced stock-based compensation expense.

Income Tax Expense. We recorded income tax expense of $8.5 million for the year ended December 31, 2018, compared to income tax expense of $11.9 million for the year ended December 31, 2017, reflecting effective tax rates of 27.1% and 45.2%, respectively.

The effective tax rate for the year ended December 31, 2018 decreased as a result of the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Reform Act enacted on December 22, 2017. The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Reform Act enacted on December 22, 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income or loss. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a write down of our deferred tax asset of $2.6 million through income tax expense during the year ended December 31, 2017, determined as follows (in thousands):

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

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than merely backward tracing the adjustment through the accumulated other comprehensive income component of stockholders’ equity, the net adjustment to deferred taxes detailed above included a net benefit totaling $19,000 related to items recognized in other comprehensive income. The amounts included in the table above are included as separate components of accumulated other comprehensive income at December 31, 2017. In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, that allows companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. For the year ended December 31, 2017, net income was $14.4 million or $1.55 per diluted share as compared to net income of $12.0 million or $1.33 per diluted share for the year ended December 31, 2016 or an increase in net income of $2.4 million or 20.1%. The increase was primarily due to an $8.3 million or 18.5% increase in net interest and dividend income after the provision for loan losses and an $877,000 or 31.9% increase in noninterest income, partially offset by a $2.3 million or 8.2% increase in noninterest expense and a $4.5 million or 60.0% increase in income tax expense. The fourth quarter of 2017 included a one-time charge of $2.6 million, recorded within income tax expense, related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”). This charge resulted from the re-measurement of the Bank’s deferred tax assets due to a lower future U.S corporate income tax rate. The reduction in the corporate tax rate due to the Tax Reform Act is expected to benefit future earnings as the statutory federal income tax rate is lower beginning in 2018.

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

•

Director compensation increased $384,000 or 39.5% driven by stock-based compensation related to grants of restricted stock made during the first quarter of 2017 and increased deferred compensation costs related to the increase in value of the investments held in the Rabbi Trust.

•	Deposit insurance expense increased by $448,000 or 34.9% driven by asset growth.

•	Data processing fees decreased by $327,000 or 10.5% as we renegotiated certain contracts with service providers in late 2016.

Income Tax Expense. We recorded income tax expense of $11.9 million for the year ended December 31, 2017, compared to income tax expense of $7.4 million for the year ended December 31, 2016, reflecting effective tax rates of 45.2% and 38.3%, respectively.

The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate from 35% to 21% under the Tax Reform Act enacted on December 22, 2017.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a write down of our deferred tax asset of $2.6 million through income tax expense, determined as follows (in thousands):

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

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than merely backward tracing the adjustment through the accumulated other comprehensive income component of stockholders’ equity, the net adjustment to deferred taxes detailed above included a net benefit totaling $19,000 related to items recognized in other comprehensive income. The amounts included in the table above are included as separate components of accumulated other comprehensive income at December 31, 2017. In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-02, that allows companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense.

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

	For the Year Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,508,664	$91,337	3.64%	$2,080,571	$72,011	3.46%	$1,701,909	$57,513	3.38%
Securities	161,209	3,494	2.17%	161,866	3,356	2.07%	156,526	3,159	2.02%
Other	86,824	1,497	1.72%	60,717	583	0.96%	44,774	189	0.42%

Total interest-earning assets (4)	2,756,697	96,328	3.49%	2,303,154	75,950	3.30%	1,903,209	60,861	3.20%
Non-interest-earning assets	78,931			73,472			63,317

Total assets	$2,835,628			$2,376,626			$1,966,526

Interest-bearing liabilities:
Regular savings accounts	$915,039	10,068	1.10%	$856,142	6,144	0.72%	$732,445	4,402	0.60%
Checking accounts	144,503	776	0.54%	133,805	580	0.43%	135,387	548	0.40%
Money market accounts	12,558	99	0.79%	8,297	1	0.01%	8,337	1	0.01%
Certificates of deposit	651,673	12,818	1.97%	413,599	6,175	1.49%	302,314	4,483	1.48%

Total interest-bearing deposits	1,723,773	23,761	1.38%	1,411,843	12,900	0.91%	1,178,483	9,434	0.80%
Federal Home Loan Bank advances	687,289	13,391	1.95%	571,431	8,150	1.43%	428,163	4,788	1.12%
Securities sold under agreements to repurchase	3,449	5	0.15%	2,865	4	0.15%	2,419	4	0.17%
Other borrowed funds	—	—	0.00%	—	—	0.00%	250	5	2.00%

Total interest-bearing liabilities	2,414,511	37,157	1.54%	1,986,139	21,054	1.06%	1,609,315	14,231	0.88%
Non-interest-bearing liabilities	228,908			219,194			203,264

Total liabilities	2,643,419			2,205,333			1,812,579
Stockholders’ Equity	192,209			171,293			153,947

Total liabilities and stockholders’ equity	$2,835,628			$2,376,626			$1,966,526

Net interest income		$59,171			$54,896			$46,630

Net interest rate spread (1)			1.96%			2.24%			2.32%
Net interest-earning assets (2)	$342,186			$317,015			$293,894

Net interest margin (3)			2.15%			2.38%			2.45%
Average interest-earning assets to interest-bearing liabilities	114.17%			115.96%			118.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest and dividend income divided by average total interest-earning assets.
(4)	Totals do not include FHLB stock dividends of $1.9 million, $1.2 million and $760,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Fiscal Years Ended December 31, 2018 vs. 2017			Fiscal Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$15,431	$3,895	$19,326	$13,076	$1,422	$14,498
Securities	(14)	152	138	109	88	197
Other	321	593	914	86	308	394

Total interest-earning assets	$15,738	$4,640	$20,378	$13,271	$1,818	$15,089

Interest-bearing liabilities:
Regular savings accounts	$448	$3,476	$3,924	$811	$931	$1,742
Checking accounts	49	147	196	(6)	38	32
Money market accounts	1	97	98	—	—	—
Certificates of deposit	4,282	2,361	6,643	1,661	31	1,692

Total interest-bearing deposits	4,780	6,081	10,861	2,466	1,000	3,466
Federal Home Loan Bank advances	1,868	3,373	5,241	1,844	1,518	3,362
Securities sold under agreements to repurchase	1	—	1	1	(1)	—
Other borrowed funds	—	—	—	(3)	(2)	(5)

Total interest-bearing liabilities	$6,649	$9,454	$16,103	$4,308	$2,515	$6,823

Change in net interest income	$9,089	$(4,814)	$4,275	$8,963	$(697)	$8,266

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and investment securities, and the fair value of investment securities, as well as other effects.

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

Net Interest Income Analysis

We analyze the Bank’s sensitivity to changes in interest rates through the Bank’s net interest income model. Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and investment securities, and the interest the Bank pays on our interest-bearing liabilities, such as deposits and borrowings. We estimate what the Bank’s net interest income would be under different scenarios including instantaneous parallel shifts (“shock”) to market interest rates and gradual (12 to 24 months) (“ramp”) shifts in interest rates. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the Bank’s net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. The following table shows the estimated impact on the Bank’s base forecasted net interest income (“NII”) for the one-year period beginning as of December 31, 2018 and December 31, 2017 resulting from potential changes in interest rates.

	NII Change Year One (% Change From Year One Base) At December 31,
	2018	2017
Change in Interest Rates (basis points 1)
Shock +300	-21.7%	-17.8%
Ramp +200	-7.2%	-5.4%
Ramp -200	8.1%	(2)
Ramp -100	4.4%	-0.1%

(1)

The calculated change for -200 basis points and +200 basis points, assume a gradual parallel shift across the yield curve over a one-year period. The calculated change for “Shock +300” assumes that market rates experience an instantaneous and sustained increase of 300 basis points.

(2)	The Ramp -200 basis points scenario was not analyzed as of December 31, 2017 because the likelihood of a reduction beyond 100 basis points was considered low.

The table above indicates that at December 31, 2018, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 7.2% decrease in net interest income.

At December 31, 2018, in the event of a 200 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience an 8.1% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 27.6% decrease in the economic value of equity. At December 31, 2018, our analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 0.7% increase in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan and investment security repayments, advances from the FHLB, loan sales and the sale of investment securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity at December 31, 2018 to satisfy our short- and long-term liquidity needs as of that date.

We regularly monitor and adjust our investments in liquid assets based on our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and investment securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term investment securities and may also be used to pay off short-term borrowings.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $143.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2018, we had $41.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $339.4 million in unused lines of credit to borrowers and $72.4 million in unadvanced construction loans. Certificates of deposit due within one year of December 31, 2018 totaled $357.9 million, or 18.3%, of total deposits.

If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019, or on our savings accounts.

We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2018.

Our primary investing activity is originating and purchasing loans. During the years ended December 31, 2018 and 2017, we funded $818.5 million and $835.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and, to a lesser extent, brokered deposits. We experienced net increases in deposits of $209.7 million and $281.8 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the level of brokered time deposits was $288.6 million and $247.2 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. At December 31, 2018, we had $838.3 million of FHLB advances outstanding. At December 31, 2018, we had the ability to borrow up to an additional $270.6 million from the FHLB.

Belmont Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Belmont Savings exceeded all regulatory capital requirements. Belmont Savings is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Regulation—Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2018.

	December 31, 2018
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$608,250	$50,000	$180,000	$—	$838,250
Securities sold under agreements to repurchase	2,883	—	—	—	2,883
Certificates of deposit	418,035	229,218	112,014	—	759,267
Operating leases	360	388	200	44	992

Total contractual obligations	$1,029,528	$279,606	$292,214	$44	$1,601,392

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of BSB Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission-2013 (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Baker Newman & Noyes, LLC, the Company’s independent registered public accounting firm, as stated in their accompanying report, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

BSB Bancorp, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of BSB Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company entered into an Agreement and Plan of Merger on November 26, 2018 whereby the Company will merge with and into another financial institution. Our opinions are not modified with respect to this matter.

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

/s/ Baker Newman & Noyes LLC

We or our predecessor firms have served as the Company’s auditor since 2006.

Boston, Massachusetts

March 15, 2019

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$1,901	$1,771
Interest-bearing deposits in other banks	141,477	109,117

Cash and cash equivalents	143,378	110,888
Interest-bearing time deposits with other banks	4,229	2,440
Investments in available-for-sale securities	4,040	16,921
Investments in held-to-maturity securities (fair value of $145,369 as of December 31, 2018 and $158,385 as of December 31, 2017)	148,025	160,090
Federal Home Loan Bank stock, at cost	38,658	32,382
Loans held for sale	2,902	—
Loans, net of allowance for loan losses of $17,939 as of December 31, 2018 and $16,312 as of December 31, 2017	2,624,372	2,296,958
Premises and equipment, net	2,177	2,254
Accrued interest receivable	7,290	6,344
Deferred tax asset, net	6,793	5,794
Income taxes receivable	49	53
Bank-owned life insurance	36,540	36,967
Other assets	11,648	5,474

Total assets	$3,030,101	$2,676,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$203,373	$221,462
Interest-bearing	1,757,539	1,529,789

Total deposits	1,960,912	1,751,251
Federal Home Loan Bank advances	838,250	723,150
Securities sold under agreements to repurchase	2,883	3,268
Accrued interest payable	2,050	1,594
Deferred compensation liability	8,384	7,919
Other liabilities	15,828	11,354

Total liabilities	2,828,307	2,498,536

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 shares authorized; 9,776,429 and 9,707,665 shares issued and outstanding at December 31, 2018 and 2017, respectively	98	97
Additional paid-in capital	96,590	94,590
Retained earnings	109,774	86,884
Accumulated other comprehensive (loss) income	(1,188)	89
Unearned compensation - ESOP	(3,480)	(3,631)

Total stockholders’ equity	201,794	178,029

Total liabilities and stockholders’ equity	$3,030,101	$2,676,565

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$91,337	$72,011	$57,513
Interest on taxable debt securities	3,494	3,356	3,159
Dividends	1,923	1,193	760
Other interest income	1,497	583	189

Total interest and dividend income	98,251	77,143	61,621

Interest expense:
Interest on deposits	23,761	12,900	9,434
Interest on Federal Home Loan Bank advances	13,391	8,150	4,788
Interest on securities sold under agreements to repurchase	5	4	4
Interest on other borrowed funds	—	—	5

Total interest expense	37,157	21,054	14,231

Net interest and dividend income	61,094	56,089	47,390
Provision for loan losses	1,657	2,762	2,385

Net interest and dividend income after provision for loan losses	59,437	53,327	45,005

Noninterest income:
Customer service fees	896	785	903
Income from bank-owned life insurance	1,478	1,120	1,050
Net gain on sales of securities	—	38	—
Net gain on sales of loans	756	936	271
Loan servicing fee income	356	398	350
Loan level derivative income	1,417	—	—
Net (loss) gain on investments held in Rabbi Trust	(65)	158	36
Other income	182	192	140

Total noninterest income	5,020	3,627	2,750

Noninterest expense:
Salaries and employee benefits	20,327	19,533	17,757
Director compensation	775	1,355	971
Occupancy expense	986	964	991
Equipment expense	383	422	452
Deposit insurance	1,972	1,733	1,285
Data processing	2,782	2,793	3,120
Professional fees	1,064	1,044	964
Marketing	982	912	872
Merger expense	1,700	—	—
Other expense	2,045	1,930	1,937

Total noninterest expense	33,016	30,686	28,349

Income before income tax expense	31,441	26,268	19,406
Income tax expense	8,532	11,882	7,425

Net income	$22,909	$14,386	$11,981

Net income available to common stockholders	$22,906	$14,278	$11,791

Earnings per share
Basic	$2.56	$1.63	$1.38
Diluted	$2.44	$1.55	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$22,909	$14,386	$11,981
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(49)	(31)	149
Net change in other comprehensive (loss) income for defined-benefit postretirement plan	29	17	70
Net change in fair value of cash flow hedges	(1,276)	—	—

Total other comprehensive (loss) income	(1,296)	(14)	219

Total comprehensive income	$21,613	$14,372	$12,200

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	ESOP	Equity
Balance at December 31, 2015	9,086,639	$91	$89,648	$60,517	$(116)	$(3,937)	$146,203
Net income	—	—	—	11,981	—	—	11,981
Other comprehensive income	—	—	—	—	219	—	219
ESOP shares committed to be released	—	—	207	—	—	153	360
Stock based compensation-restricted stock awards	—	—	869	—	—	—	869
Stock based compensation-stock options	—	—	780	—	—	—	780
Tax benefit from stock compensation	—	—	329	—	—	—	329
Proceeds from exercises of stock options, net of shares surrendered to cover option costs	27,964	—	298	—	—	—	298
Restricted stock awards surrendered to cover income taxes	(4,526)	—	(118)	—	—	—	(118)

Balance at December 31, 2016	9,110,077	$91	$92,013	$72,498	$103	$(3,784)	$160,921
Net income	—	—	—	14,386	—	—	14,386
Other comprehensive loss	—	—	—	—	(14)	—	(14)
ESOP shares committed to be released	—	—	291	—	—	153	444
Stock based compensation-restricted stock awards	—	—	1,835	—	—	—	1,835
Stock based compensation-stock options	—	—	724	—	—	—	724
Proceeds from exercises of stock options, net of shares surrendered to cover option costs and cash paid for income taxes	120,749	1	55	—	—	—	56
Restricted stock awards granted, net of awards forfeited and surrendered to cover income taxes	476,839	5	(328)	—	—	—	(323)

Balance at December 31, 2017	9,707,665	$97	$94,590	$86,884	$89	$(3,631)	$178,029
Net income	—	—	—	22,909	—	—	22,909
Other comprehensive loss	—	—	—	—	(1,296)	—	(1,296)
Reclassification of income tax effects related to items stranded within accumulated other comprehensive income from the Tax Cuts and Jobs Act	—	—	—	(19)	19	—	—
ESOP shares committed to be released	—	—	333	—	—	151	484
Stock based compensation-restricted stock awards	—	—	1,332	—	—	—	1,332
Stock based compensation-stock options	—	—	73	—	—	—	73
Proceeds from exercises of stock options, net of shares surrendered to cover option costs and cash paid for income taxes	77,735	1	536	—	—	—	537
Restricted stock awards granted, net of awards surrendered to cover income taxes	(8,971)	—	(274)	—	—	—
							(274)

Balance at December 31, 2018	9,776,429	$98	$96,590	$109,774	$(1,188)	$(3,480)	$201,794

The accompanying notes are an integral part of these consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$22,909	$14,386	$11,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	784	843	833
Gain on sales of securities	—	(38)	—
Gain on sales of loans, net	(756)	(936)	(271)
Loans originated for sale	(19,480)	(5,439)	(10,134)
Proceeds from sales of loans	54,502	71,473	11,649
Provision for loan losses	1,657	2,762	2,385
Change in unamortized mortgage premium	44	(2,388)	(1,928)
Change in net deferred loan costs	(59)	196	1,041
ESOP expense	484	444	360
Depreciation and amortization expense	590	595	621
Impairment of fixed assets	3	18	16
Deferred income tax (benefit) expense	(492)	2,535	(1,741)
Gain on sale of fixed assets	(11)	—	—
Increase in bank-owned life insurance	(1,478)	(1,120)	(1,050)
Stock based compensation expense	1,405	2,559	1,649
Excess tax benefit from stock-based compensation	—	—	(329)
Net change in:
Accrued interest receivable	(946)	(1,709)	(854)
Other assets	(3,864)	(807)	400
Income taxes receivable	4	370	(423)
Income taxes payable	—	—	145
Accrued interest payable	456	571	30
Deferred compensation liability	465	876	609
Other liabilities	2,866	574	(2,216)

Net cash provided by operating activities	59,083	85,765	12,773

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Maturities of interest-bearing time deposits with other banks	3,340	234	131
Purchases of interest-bearing time deposits with other banks	(5,129)	(2,440)	(234)
Proceeds from sales of available-for-sale securities	—	5,038	—
Proceeds from maturities of available-for-sale securities	12,750	—	—
Proceeds from maturities, payments, and calls of held-to-maturity securities	38,558	28,362	25,976
Purchases of held-to-maturity securities	(27,214)	(59,022)	(19,812)
Redemption of Federal Home Loan Bank stock	22,020	3,767	3,014
Purchases of Federal Home Loan Bank stock	(28,296)	(11,078)	(9,776)
Recoveries of loans previously charged off	17	24	61
Loan originations and principal collections, net	(91,532)	(57,732)	16,997
Purchases of loans	(274,709)	(438,883)	(350,653)
Proceeds from sales of fixed assets	25	—	—
Capital expenditures	(530)	(512)	(335)
Proceeds from death benefit of bank-owned life insurance	1,905	—	—
Premiums paid on bank-owned life insurance	—	(5)	(5,005)

Net cash used in investing activities	(348,795)	(532,247)	(339,636)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing checking and savings accounts	(44,892)	112,716	122,737
Net increase in time deposits	254,553	169,113	77,166
Proceeds from long-term Federal Home Loan Bank advances	105,000	125,000	211,250
Principal payments on long-term Federal Home Loan Bank advances	(67,000)	(85,000)	(7,000)
Net change in short-term Federal Home Loan Bank advances	77,100	174,300	(69,400)
Payment to counterparty for interest rate cap contracts	(4,085)	—	—
Net (decrease) increase in securities sold under agreements to repurchase	(385)	1,283	(1,710)
Proceeds from exercise of stock options, net of cash paid	537	56	298
Payment of income taxes for shares withheld in stock based award activity	(274)	(323)	(118)
Net increase in mortgagors’ escrow accounts	1,648	1,349	926
Excess tax benefit from stock-based compensation	—	—	329

Net cash provided by financing activities	322,202	498,494	334,478

Net increase (decrease) in cash and cash equivalents	32,490	52,012	7,615
Cash and cash equivalents at beginning of period	110,888	58,876	51,261

Cash and cash equivalents at end of period	$143,378	$110,888	$58,876

Supplemental disclosures:
Interest paid	$36,701	$20,483	$14,201
Income taxes paid	9,020	8,977	9,446
Transfer of loans receivable to loans held for sale	37,168	63,913	—
Derecognition of loans and related recourse obligation in other borrowings	—	—	1,020

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

The Bank is a state chartered savings bank which was incorporated in 1885 and is headquartered in Belmont, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential, commercial real estate loans, multifamily real estate loans, consumer loans, including indirect auto loans, commercial loans and construction loans, as well as investment securities.

Merger

On November 26, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with People’s United Financial, Inc. (“People’s United”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with and into People’s United, with People’s United as the surviving corporation (the “Merger”). At the effective time of the Merger, each outstanding share of BSB Bancorp common stock, par value $0.01 per share, will be converted into the right to receive 2.0 shares of People’s United common stock, par value $0.01 per share. The merger was approved by the Company’s shareholders on February 27, 2019. Completion of the Merger remains subject to customary closing conditions. The Merger is expected to close in the second quarter of 2019. If the merger agreement with People’s United is terminated under certain circumstances, the Company may be required to pay to People’s United a termination fee equal to $12.5 million.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, valuation and potential other-than-temporary impairment (“OTTI”) of investment securities and the valuation of deferred tax assets.

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

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Debt securities not classified as held-to-maturity or trading are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Equity securities are carried at fair value with changes in fair value recognized in current earnings.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the investment securities, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all investment securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be OTTI. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual investment securities.

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income (loss), net of applicable taxes.

Federal Home Loan Bank Stock

As a member of the FHLB, the Company is required to invest in stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. Management evaluates the Company’s investment in the FHLB stock for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2018, management deems its investment in FHLB stock to not be other-than-temporarily impaired.

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

The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses consists of general, allocated and unallocated components, as further described below.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, home equity lines of credit, commercial real estate, multi-family real estate, construction, commercial, indirect auto and other consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2018 or 2017. However, during the year ended December 31, 2018, the Company determined that multi-family real estate loans should be evaluated separately from other commercial real estate loans as its own homogenous loan segment. Accordingly, the related prior year amounts have been reclassified to reflect this change.

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

Commercial real estate loans – Loans in this segment are primarily income-producing properties in eastern Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management generally performs on-site inspections, obtains rent rolls and leases annually and continually monitors the cash flows of these borrowers.

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

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of incurred losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for off-balance sheet commitments is included in other liabilities in the consolidated balance sheet. At December 31, 2018 and 2017, the reserve for unfunded loan commitments was $16,000 and $36,000, respectively. The related provision for off-balance sheet credit losses is included in non-interest expense in the consolidated statement of operations.

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

Mortgage servicing rights (“MSR”) are initially recorded as an asset and measured at fair value when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of the MSR assets is periodically reviewed for impairment using the lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized MSR for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and MSR may be impaired. No servicing assets or liabilities related to auto loans were recorded, as the contractual servicing fees are adequate to compensate the Company for its servicing responsibilities.

Other Real Estate Owned and Other Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure or when control is established, creating a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write downs are included in other non-interest expense.

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

Derivative Financial Instruments

Derivative financial instruments (“Derivatives”) are carried at fair value in the Company’s consolidated financial statements. The accounting for changes in the fair value of derivatives is determined by whether each derivative has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, the Company’s risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

For those derivatives that are designated and qualify for special hedge accounting, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivatives that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivatives designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is settled, (3) it is no longer likely that a forecasted transaction associated with the hedge will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.

For derivatives not designated as hedging instruments, such as loan level derivatives and risk participation agreements, changes in fair value are recognized in other noninterest income during the period of change.

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

Other Supplemental Executive Retirement Plans

The compensation cost of an employee’s retirement benefit is accrued over the estimated period of the employee’s service. At each measurement date, the aggregate amount accrued equals the then present value of the benefits expected to be provided to the employee in exchange for the employee’s service to that date.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, changes in the value of cash flow hedges and changes in the funded status of the Belmont Savings Bank Supplemental Executive Retirement Plan.

Recent Accounting Pronouncements

In May 2014, the FASB issued amendments to ASC section 606 “Revenue from Contracts with Customers” through issuance of ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, including significant judgments and changes in judgments made in applying the requirements to those contracts, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year to interim and annual reporting periods beginning after December 15, 2017.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in ASU 2016-01 were effective for the Company on January 1, 2018 with a change to the exit price notion methodology for the Company’s fair value disclosures of financial instruments. The adoption of this guidance was not material to the Company’s consolidated financial statements. Refer to Note 20 – Fair Values of Assets and Liabilities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”, which provided an additional, optional transition method to adopt ASU 2016-02 and providing lessors with a practical expedient to not separate lease and nonlease components. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors”, which provided clarification on sales and other taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company has seven leases subject to this ASU and the adoption will not be material to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets and sets forth a “current expected credit loss” model which will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This method is forward-looking and will generally result in earlier recognition of allowances for losses. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and also applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. The effective date and transition requirements for the amendments in ASU 2018-19 are the same for public business entities as those disclosed in ASU 2016-13 above, while ASU 2018-19 changes the effective date for non public business entities to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendments in ASU 2016-15 were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 is meant to clarify the scope of ASC Subtopic 610-20, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.” The amendments in ASU 2017-05 were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 is meant to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately. The amendments in ASU 2017-07 were effective for the Company on January 1, 2018 and did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in ASU 2017-08 shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in ASU 2017-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The amendments in Part II of ASU 2017-11 do not require any transition approach because those amendments do not have an accounting effect. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendments in ASU 2017-12 are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated statement of financial position as of the date of adoption. The Company adopted this ASU as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 22 – Derivatives and Hedging.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The purpose of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Reform Act. The underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 are effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted ASU 2018-02 on January 1, 2018 with a reclassification adjustment of $19,000 from accumulated other comprehensive income to retained earnings.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The purpose of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU 2018-07 apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the adoption of Topic 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The purpose of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).” The purpose of ASU 2018-14 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-14 are effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 should be applied retrospectively to all periods presented. The adoption of ASU 2018-14 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” ASU 2018-15 is meant to address the diversity in practice in accounting for the costs of implementation activities performed in a cloud computing arrangement that is a service contract that resulted from the issuance of ASU 2015-05 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes” The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, if ASU 2017-12 has already been adopted. The Company has already adopted ASU 2017-12. Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if a public business entity has adopted ASU 2017-12. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities” The purpose of ASU 2018-17 is to require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in ASU 2018-17 are effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-17 should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU 2018-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction Between Topic 808 and Topic 606” The purpose of ASU 2018-18 is to make targeted improvements to generally accepted accounting principles for collaborative arrangements including clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and precluding presentation of collaborative arrangement transactions together with revenue recognized under Topic 606 if the transaction is not directly related to sales to third parties and the collaborative arrangement participant is not a customer. The amendments in ASU 2018-18 are effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, provided the amendments in ASU 2018-18 are not adopted earlier than the adoption of Topic 606. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of Topic 606 through a cumulative effect adjustment to the opening balance of retained earnings as of the later of the earliest annual period presented and the annual period that includes the date of initial application of Topic 606. The adoption of ASU 2018-18 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain certain reserve requirements with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $25.5 million and $25.2 million at December 31, 2018 and 2017, respectively.

NOTE 3 – INVESTMENT SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of available-for-sale and held-to-maturity debt securities for the periods indicated. Gross unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss).

	December 31, 2018				December 31, 2017
	Amortized	Gross	Gross		Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$4,162	$—	$(122)	$4,040	$16,975	$24	$(78)	$16,921

	$4,162	$—	$(122)	$4,040	$16,975	$24	$(78)	$16,921

Held-to-maturity securities:
U.S. government sponsored mortgage-backed securities	$137,261	$227	$(2,863)	$134,625	$142,383	$145	$(2,089)	$140,439
Corporate debt securities	10,764	12	(32)	10,744	17,707	239	—	17,946

	$148,025	$239	$(2,895)	$145,369	$160,090	$384	$(2,089)	$158,385

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2018 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost Basis	Value	Cost Basis	Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	4,162	4,040	23,073	22,719
Due after five years through ten years	—	—	18,803	18,246
Due after ten years	—	—	106,149	104,404

	$4,162	$4,040	$148,025	$145,369

At December 31, 2018 and 2017, investment securities with a carrying value of $5.6 million were pledged to secure securities sold under agreements to repurchase. Investment securities with a carrying value of $40.5 million and $47.7 million were pledged to secure borrowings with the FHLB at December 31, 2018 and 2017, respectively, and investment securities with a carrying value of $8.8 million and $15.8 million were pledged to an available line of credit with the Federal Reserve Bank of Boston at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017 proceeds from the sale of investment securities available for sale amounted to $5,038,000, resulting in realized gains of $38,000. There were no sales of investment securities available for sale during the years ending December 31, 2018 and 2016.

In addition to the investment securities listed above, the Company holds investments in a Rabbi Trust that are used to fund the executive and director non-qualified deferred compensation plan.

These investment securities are available to satisfy the claims of general creditors of the Company in the event of bankruptcy and are included in the consolidated balance sheets in other assets. These investment securities consisted primarily of cash and cash equivalents and mutual funds and recorded at fair value. The fair value of these investment securities at December 31, 2018 and 2017 was $2.8 million. For the years ended December 31, 2018 and 2017, the net (loss) gain on these investments still held at the reporting date was ($65,000) and $158,000, respectively. Refer to Note 15 – Employee Benefit Plans, for more information on the non-qualified deferred compensation plan.

Information pertaining to investment securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position, follows:

		Less than 12 Months		12 Months and Over
	# of	Fair	Unrealized	Fair	Unrealized
	Holdings	Value	Losses	Value	Losses
December 31, 2018:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,040	$(122)
Held-to-maturity
Corporate debt securities	4	7,820	(32)	—	—
U.S. government sponsored mortgage-backed securities	97	11,421	(84)	103,597	(2,779)

Total temporarily impaired securities	102	$19,241	$(116)	$107,637	$(2,901)

December 31, 2017:
Available-for-sale
Corporate debt securities	1	$—	$—	$4,144	$(78)
Held-to-maturity
U.S. government sponsored mortgage-backed securities	81	64,056	(718)	62,798	(1,371)

Total temporarily impaired securities	82	$64,056	$(718)	$66,942	$(1,449)

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When there are investment securities in an unrealized loss position, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2018, 102 debt securities had unrealized losses with aggregate depreciation of 2.56% from the Company’s amortized cost basis.

The Company’s unrealized losses on investments in corporate bonds and mortgage-backed securities are primarily caused by changes in market interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the investment securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

A summary of the balances of loans follows:

	December 31,
	2018	2017
Mortgage loans on real estate:
Residential one-to-four family loans	$1,583,000	$1,333,058
Commercial real estate loans	555,028	486,392
Multi-family real estate loans	203,657	155,680
Home equity lines of credit	163,199	178,624
Construction loans	50,480	53,045

Total real estate loans	2,555,364	2,206,799

Other loans:
Commercial loans	62,462	63,722
Indirect auto loans	11,965	30,227
Consumer loans	418	435

	74,845	94,384

Total loans	2,630,209	2,301,183
Net deferred loan costs	3,485	3,426
Net unamortized mortgage premiums	8,617	8,661
Allowance for loan losses	(17,939)	(16,312)

Total loans, net	$2,624,372	$2,296,958

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at December 31, 2018 and 2017. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Year Ended December 31, 2018
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$6,400	$1,034	$—	$—	$7,434
Commercial real estate	4,979	819	—	—	5,798
Multi-family real estate	1,604	107	—	—	1,711
Home equity lines of credit	947	(131)	—	—	816
Construction	764	(42)	—	—	722
Commercial	758	(75)	(4)	—	679
Indirect auto	230	(127)	(32)	13	84
Other consumer	9	4	(11)	4	6
Unallocated	621	68	—	—	689

Total	$16,312	$1,657	$(47)	$17	$17,939

	Year Ended December 31, 2017
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$4,828	$1,572	$—	$—	$6,400
Commercial real estate	3,676	1,303	—	—	4,979
Multi-family real estate	1,209	395	—	—	1,604
Home equity lines of credit	1,037	(90)	—	—	947
Construction	1,219	(455)	—	—	764
Commercial	728	30	—	—	758
Indirect auto	362	(109)	(45)	22	230
Other Consumer	9	12	(14)	2	9
Unallocated	517	104	—	—	621

Total	$13,585	$2,762	$(59)	$24	$16,312

	Year Ended December 31, 2016
	Beginning Balance	Provision (Benefit)	Charge-offs	Recoveries	Ending Balance
Residential one-to-four family	$3,574	$1,254	$—	$—	$4,828
Commercial real estate	3,495	181	—	—	3,676
Multi-family real estate	983	226	—	—	1,209
Home equity lines of credit	928	109	—	—	1,037
Construction	801	418	—	—	1,219
Commercial	613	115	—	—	728
Indirect auto	623	(232)	(85)	56	362
Other Consumer	10	10	(16)	5	9
Unallocated	213	304	—	—	517

Total	$11,240	$2,385	$(101)	$61	$13,585

	December 31, 2018
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,545	$5	$1,580,455	$7,429	$1,583,000	$7,434
Commercial real estate	2,820	—	552,208	5,798	555,028	5,798
Multi-family real estate	—	—	203,657	1,711	203,657	1,711
Home equity lines of credit	—	—	163,199	816	163,199	816
Construction	—	—	50,480	722	50,480	722
Commercial	—	—	62,462	679	62,462	679
Indirect auto	11	—	11,954	84	11,965	84
Other consumer	—	—	418	6	418	6
Unallocated	—	—	—	689	—	689

Total	$5,376	$5	$2,624,833	$17,934	$2,630,209	$17,939

	December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Total
	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Residential one-to-four family	$2,688	$147	$1,330,370	$6,253	$1,333,058	$6,400
Commercial real estate	2,877	—	483,515	4,979	486,392	4,979
Multi-family real estate	—	—	155,680	1,604	155,680	1,604
Home equity lines of credit	—	—	178,624	947	178,624	947
Construction	—	—	53,045	764	53,045	764
Commercial	—	—	63,722	758	63,722	758
Indirect auto	4	—	30,223	230	30,227	230
Other consumer	—	—	435	9	435	9
Unallocated	—	—	—	621	—	621

Total	$5,569	$147	$2,295,614	$16,165	$2,301,183	$16,312

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2018 and 2017:

	Impaired loans with a related allowance for credit losses at December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$192	$192	$5

Totals	$192	$192	$5

	Impaired loans with no related allowance for credit losses at December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$2,353	$2,476	$—
Commercial real estate	2,820	2,820	—
Indirect auto	11	11	—

Totals	$5,184	$5,307	$—

	Impaired loans with a related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$725	$725	$147

Totals	$725	$725	$147

	Impaired loans with no related allowance for credit losses at December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
Residential one-to-four family	$1,963	$2,052	$—
Commercial real estate	2,877	2,877	—
Indirect auto	4	4	—

Totals	$4,844	$4,933	$—

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
With an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$238	$11	$897	$32	$1,273	$33
Commercial real estate	—	—	—	—	3,124	136

Totals	$238	$11	$897	$32	$4,397	$169

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Without an allowance recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential one-to-four family	$2,074	$50	$1,986	$94	$2,977	$78
Commercial real estate	2,848	123	3,159	140	784	34
Home equity lines of credit	8	—	106	13	200	8
Indirect auto	7	—	6	—	12	—

Totals	$4,937	$173	$5,257	$247	$3,973	$120

At December 31, 2018, there were no additional funds committed to be advanced in connection with loans to borrowers with impaired loans.

The following is a summary of past due and non-accrual loans at December 31, 2018 and 2017:

	December 31, 2018
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$438	$239	$721	$1,398	$—	$1,159
Home equity lines of credit	214	—	—	214	—	—
Other loans:
Indirect auto	189	33	11	233	—	11

	$841	$272	$732	$1,845	$—	$1,170

	December 31, 2017
					90 days
			90 Days	Total	or more	Loans on
	30–59 Days	60–89 Days	or More	Past Due	and accruing	Non-accrual
Real estate loans:
Residential one-to-four family	$711	$—	$260	$971	$—	$1,372
Home equity lines of credit	716	—	—	716	—	—
Other loans:
Indirect auto	347	30	4	381	—	4

	$1,774	$30	$264	$2,068	$—	$1,376

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, multi-family, construction and commercial loans, and a five grade internal loan rating system for certain residential real estate, home equity and consumer loans that are rated if the loans become delinquent, impaired or are restructured as a TDR.

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

Loans rated 7: Loans in this category are considered “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, multi-family, construction and commercial loans. On an annual basis, the Company engages an independent third party to review a significant portion of loans within these segments and to assess the credit risk management practices of the Company’s commercial lending department. Management uses the results of these reviews as part of its annual review process and overall credit risk administration.

On a quarterly basis, the Company formally reviews the ratings on all residential real estate and home equity loans if they have become delinquent. Criteria used to determine ratings consist of loan-to-value ratios and days delinquent.

The following table presents the Company’s loans by risk rating at December 31, 2018 and 2017. There were no loans rated as 6 (“doubtful”) or 7 (“loss”) at the dates indicated.

	December 31, 2018
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$335	$1,832	$1,580,833	$1,583,000
Commercial real estate	551,327	—	3,701	—	555,028
Multi-family real estate	203,657	—	—	—	203,657
Construction	50,480	—	—	—	50,480
Commercial	62,462	—	—	—	62,462
Home equity lines of credit	—	—	—	163,199	163,199
Indirect auto	—	—	—	11,965	11,965
Other Consumer	—	—	—	418	418

Total	$867,926	$335	$5,533	$1,756,415	$2,630,209

	December 31, 2017
	Loans rated 1-3.5	Loans rated 4	Loans rated 5	Loans not rated (A)	Total
Residential one-to-four family	$—	$344	$2,060	$1,330,654	$1,333,058
Commercial real estate	482,574	—	3,818	—	486,392
Multi-family real estate	155,680	—	—	—	155,680
Construction	53,045	—	—	—	53,045
Commercial	63,682	40	—	—	63,722
Home equity lines of credit	—	—	772	177,852	178,624
Indirect auto	—	—	—	30,227	30,227
Other Consumer	—	—	—	435	435

Total	$754,981	$384	$6,650	$1,539,168	$2,301,183

(A)

Residential one-to-four family real estate and home equity lines of credit are not formally risk rated by the Company unless the loans become delinquent, impaired or are restructured as a TDR. Indirect auto loans and other consumer loans are not formally risk rated by the Company.

The Company periodically modifies loans to extend the term, reduce the interest rate or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to those not otherwise available in the market. Any loans that are modified are reviewed by the Company to determine if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. During the year ended December 31, 2018, no loans were modified and determined to be TDRs. During the year ended December 31, 2017, no loans were modified and determined to be TDRs and one existing TDR was modified again to extend the maturity.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31, 2018	December 31, 2017
TDRs on Accrual Status	$4,206	$4,194
TDRs on Non-accrual Status	—	645

Total TDRs	$4,206	$4,839

Amount of specific allocation included in the allowance for loan losses associated with TDRs	$5	$147

Additional commitments to lend to a borrower who has been a party to a TDR	$—	$—

The following table shows the TDR modifications which occurred during the years ended December 31, 2017 and 2016 and the outstanding recorded investment subsequent to the modifications occurring:

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

(a)

The post-modification balances represent the balance of the loan on the date of the modifications. These amounts may show an increase when the modifications include a capitalization of interest or taxes.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the years indicated:

	For the Years Ended
	December 31, 2017	December 31, 2016
Capitalization of interest, taxes and extended maturity	$—	$699
Extended maturity	273	3,394

Total	$273	$4,093

For purposes of the following table the Company generally considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	For the years ended December 31,
	2018		2017		2016
	Number	Recorded	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment	of Contracts	Investment
TDRs that subsequently defaulted

Residential one-to-four family	—	$—	—	$—	1	$497

Totals	—	$—	—	$—	1	$497

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $253,000 and $0 as of December 31, 2018 and December 31, 2017, respectively. The Company did not have any foreclosed residential real estate property held as of December 31, 2018 or December 31, 2017.

Pledged Loans

At December 31, 2018 and 2017, $1.9 billion and $1.4 billion in loans, respectively, were pledged to secure FHLB advances.

NOTE 5 – TRANSFERS AND SERVICING

Certain residential mortgage loans are periodically sold by the Company to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and both releases and retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. The Company has also periodically sold auto loans to other financial institutions without recourse or other credit enhancements, and the Company generally provides servicing for these loans. Mortgage loans sold for cash during the years ended December 31, 2018, 2017 and 2016 were $53.7 million, $70.5 million and $11.4 million, respectively, with net gains recognized in non-interest income of $756,000, $936,000 and $271,000, respectively. No auto loans were sold for cash during the years ended December 31, 2018, 2017 and 2016. At December 31, 2018 and 2017, residential mortgage loans previously sold and serviced by the Company were $142.8 million and $114.5 million, respectively. At December 31, 2018 and 2017, auto loans previously sold and serviced by the Company were $2.9 million and $10.5 million, respectively. There were no liabilities incurred during the years ended December 31, 2018 and 2017 in connection with these loan sales.

Changes in mortgage servicing rights, which are included in other assets, were as follows, during the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$855	$403	$479
Capitalization	402	508	85
Amortization	(205)	(130)	(101)
Valuation allowance adjustment	50	74	(60)

Balance at end of period	$1,102	$855	$403

As of December 31, 2018 and 2017, the fair value of mortgage servicing rights approximated carrying value.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2018	2017
Land	$161	$161
Buildings	3,516	3,516
Leasehold improvements	1,414	1,414
Furniture and equipment	4,736	4,350

	9,827	9,441
Accumulated depreciation	(7,650)	(7,187)

	$2,177	$2,254

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $590,000, $595,000 and $621,000, respectively. During the year ended December 31, 2018, the Company sold equipment with a net book value of $14,000 and recognized a gain on sale of $11,000. During the years ended December 31, 2018, 2017 and 2016, the Company determined that certain assets had no future economic benefit to the Company and recorded impairment charges of $3,000, $18,000, and $16,000, respectively, within equipment expense on the consolidated statements of operations.

During the year ended December 31, 2016, the Company disposed of assets with an original cost of $3.5 million that were fully depreciated and no longer in use. No gain or loss was recognized as a result of this disposal.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and 2017 was $216.1 million and $128.7 million, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

2019	$418,035
2020	165,487
2021	63,731
2022	38,984
2023	73,030

$759,267

Included in time deposits are brokered deposits of $288.6 million and $247.2 million at December 31, 2018 and 2017, respectively.

The amounts of overdraft deposits that were reclassified to loans at December 31, 2018 and 2017 were $43,000 and $48,000, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers and their affiliates totaled $17.7 million and $8.5 million at December 31, 2018 and 2017, respectively.

Secured Deposits

The Bank has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLB, whereby upon the Bank’s request, an irrevocable letter of credit is issued to secure public unit deposit accounts. These letters of credit are secured by a blanket security agreement on qualified collateral, principally mortgage loans, home equity lines of credit, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding letters of credit. The amount of funds available to the Bank through the FHLB is reduced by any letters of credit outstanding. At December 31, 2018 and 2017, there were $194.5 million and $5.0 million of letters of credit outstanding, respectively.

NOTE 8 – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

Fixed rate FHLB advances with an original maturity of less than one year, amounted to $383.0 million and $305.9 million at December 31, 2018 and 2017, respectively, at a weighted average rate of 2.64% and 1.52%, respectively. The Bank also has an available line of credit with the FHLB in the amount of $5.6 million at December 31, 2018 and 2017 at an interest rate that adjusts daily. All borrowings from the FHLB are secured by a blanket security agreement on qualified collateral, principally mortgage loans, home equity lines of credit, commercial loans and U.S. government sponsored mortgage-backed securities in an aggregate amount equal to outstanding advances. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $270.6 million and $279.2 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Bank had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $2.9 million and $3.3 million at December 31, 2018 and 2017, respectively, mature on a daily basis and are secured by U.S. government sponsored mortgage-backed securities. The weighted average interest rate on these agreements was 0.15% at December 31, 2018 and 2017.

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

NOTE 9 – LONG-TERM BORROWINGS

Long-term debt at December 31, 2018 and 2017 consists of the following fixed rate FHLB advances:

	Amount		Weighted Average Rate
	2018	2017	2018	2017
Fixed rate advances maturing:
2018	$—	$47,000	—%	1.63%
2019	225,250	225,250	1.49%	1.49%
2020	35,000	35,000	1.76%	1.76%
2021	15,000	15,000	2.03%	2.03%
2022	110,000	95,000	2.27%	2.17%
2023	70,000	—	3.04%	—%

	$455,250	$417,250	1.96%	1.70%

NOTE 10 – INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$6,215	$7,386	$7,212
State	2,809	1,961	1,954

	9,024	9,347	9,166

Deferred tax expense (benefit):
Federal	(335)	(71)	(1,391)
State	(157)	(20)	(350)
Effect of change in statutory federal tax rate	—	2,626	—

	(492)	2,535	(1,741)

Total provision for income taxes	$8,532	$11,882	$7,425

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.7	4.8	5.4
Bank-owned life insurance	(1.0)	(1.5)	(1.9)
Tax exempt income	(0.3)	(0.6)	(0.8)
Change in statutory federal tax rate	—	10.0	—
Share based compensation	(0.5)	(3.5)	1.2
Non-deductible merger expenses	1.1	—	—
Other, net	0.1	1.0	(0.6)

Effective tax rates	27.1%	45.2%	38.3%

The components of the net deferred tax asset are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Employee benefit and deferred compensation plans	$2,428	$2,375
Allowance for loan losses	5,047	4,596
Accrued rent	7	8
Interest on non-performing loans	35	34
Stock options	313	356
Unrealized loss on securities available for sale	34	15
Cash flow hedge	499	—
ESOP	104	92

Gross deferred tax assets	8,467	7,476

Deferred tax liabilities:
Mortgage servicing rights	(310)	(240)
Deferred loan origination costs	(948)	(860)
Restricted stock awards	(203)	(280)
Depreciation	(142)	(201)
Unrecognized retirement benefit	(69)	(58)
Other	(2)	(43)

Gross deferred tax liabilities	(1,674)	(1,682)

Net deferred tax asset	$6,793	$5,794

The Company does not have any uncertain tax positions at December 31, 2018 or 2017 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2018, 2017 and 2016.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2015 are open.

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of December 31, 2018 and 2017 includes approximately $3.6 million for which federal and state income taxes have not been provided. If the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 28%.

The Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the Company remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. As a result, the Company recorded a one-time charge of $2.63 million, recorded within income tax expense, during the year ended December 31, 2017.

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2018	2017
Commitments to grant loans	$10,189	$23,702
Unfunded commitments under lines of credit	339,360	325,768
Unadvanced portion of construction loans	72,375	11,486
Standby letters of credit	869	561
Commitments to purchase loans	31,494	65,692

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The commitments for home equity and commercial lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Unfunded commitments under revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2018, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2019	$360
2020	266
2021	122
2022	122
2023	78
Thereafter	44

$992

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Also, certain leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $362,000, $363,000 and $348,000, respectively.

If the merger agreement with People’s United is terminated under certain circumstances, the Company may be required to pay to People’s United a termination fee equal to $12.5 million.

NOTE 13 – LEGAL CONTINGENCIES

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Subsequent to December 31, 2018, the Company was notified about two complaints that were filed with respect to the proposed merger with Peoples United one of which filed for voluntary dismissal without prejudice on March 6, 2019. However, while these complaints have been filed with the courts, as of the time of filing of this Annual Report on Form 10-K none of the defendants named in the complaints, including the Company, had been served with either complaint.

The Company’s stockholders approved the proposed merger at the February 27, 2019 special meeting.

The Company believes that the allegations in the above complaints are without merit and, if served, intends to defend against them vigorously. Currently, however, it is not possible to predict the outcome of the litigation, if any, or the impact the litigation may have on the Company, People’s United, or the Proposed Merger.

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

Effective January 1, 2019, the Basel III Capital Rules require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios.

Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2018 and 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios as of December 31, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules become fully phased-in. Capital levels required to be considered well-capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$220,938	11.75%	$150,424	8.00%	$185,680	9.875%	$197,431	10.50%	N/A	N/A
Belmont Savings Bank	215,460	11.46%	150,436	8.00%	185,695	9.875%	197,448	10.50%	$188,045	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$202,983	10.80%	$112,818	6.00%	$148,074	7.875%	$159,825	8.50%	N/A	N/A
Belmont Savings Bank	197,505	10.50%	112,827	6.00%	148,086	7.875%	159,839	8.50%	$150,436	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$202,983	10.80%	$84,613	4.50%	$119,869	6.375%	$131,621	7.00%	N/A	N/A
Belmont Savings Bank	197,505	10.50%	84,620	4.50%	119,879	6.375%	131,632	7.00%	$122,229	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$202,983	6.97%	$116,553	4.00%	$116,553	4.00%	$116,553	4.00%	N/A	N/A
Belmont Savings Bank	197,505	6.78%	116,553	4.00%	116,553	4.00%	116,553	4.00%	$145,692	5.00%

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Consolidated	$194,287	11.30%	$137,498	8.00%	$158,982	9.25%	$180,466	10.50%	N/A	N/A
Belmont Savings Bank	189,311	11.01%	137,497	8.00%	158,981	9.25%	180,465	10.50%	$171,871	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$103,123	6.00%	$124,607	7.25%	$146,092	8.50%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	103,123	6.00%	124,607	7.25%	146,091	8.50%	$137,497	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$177,939	10.35%	$77,343	4.50%	$98,827	5.75%	$120,311	7.00%	N/A	N/A
Belmont Savings Bank	172,963	10.06%	77,342	4.50%	98,826	5.75%	120,310	7.00%	$111,716	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$177,939	6.97%	$102,148	4.00%	$102,148	4.00%	$102,148	4.00%	N/A	N/A
Belmont Savings Bank	172,963	6.77%	102,147	4.00%	102,147	4.00%	102,147	4.00%	$127,683	5.00%

Stock Repurchase Plans. From time to time, the Company’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. As of December 31, 2018 and December 31, 2017, the Company had an active stock repurchase plan to repurchase up to 500,000 shares of the Company’s common stock. During the years ended December 31, 2018, 2017 and 2016 no shares were repurchased under the repurchase plan.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Belmont Savings Bank Supplemental Executive Retirement Plan

Effective October 1, 2010, the Company established the Belmont Savings Bank Supplemental Executive Retirement Plan (the “Plan”). The purpose of the Plan is to remain competitive with our peers in our compensation arrangements and to help us retain certain executive officers of the Company. At December 31, 2018 and 2017, there were four participants in the Plan. Participants are fully vested after the completion of between five and ten years of service. The plan is unfunded.

Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,798	$1,521
Service cost	258	253
Interest cost	68	66
Actuarial gain	(53)	(42)

Benefit obligation at end of year	2,071	1,798

Funded status at end of year	$(2,071)	$(1,798)

Accrued pension benefit	$(2,317)	$(2,003)

Accumulated benefit obligation	$1,397	$1,175

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2018	2017
Discount rate	4.25%	3.80%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

	December 31,
	2018	2017
Service cost	$258	$253
Interest cost	68	66
Amortization of gain	(18)	(19)
Amortization of prior service cost	6	6

Net periodic cost	$314	$306

Other changes in benefit obligations recognized in other comprehensive loss are as follows:

	December 31,
	2018	2017
Amortization of prior service cost	$(6)	$(6)
Amortization of unrecognized gain	19	19
Net actuarial gain	(53)	(42)

Total recognized in other comprehensive loss	$(40)	$(29)

The assumptions used to determine net periodic pension cost are as follows:

	December 31,
	2018	2017
Discount rate	3.80%	4.35%
Rate of compensation increase	3.00%	3.00%

Amounts recognized in accumulated other comprehensive loss, before tax effects, consist of the following:

	December 31,
	2018	2017
Unrecognized prior service cost	$34	$40
Unrecognized net gain	(279)	(245)

Total recognized in accumulated other comprehensive loss	$(245)	$(205)

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension expense during the year ending December 31, 2019 is $6,000. The estimated unrecognized net gain that will be accreted from accumulated other comprehensive income into net periodic pension expense during the year ending December 31, 2019 is $29,000.

The Company does not expect to contribute to the Plan in 2019.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
2019	$58
2020	192
2021	267
2022	267
2023	267
Years 2024-2028	1,628

Other Supplemental Retirement Plans

The Company has supplemental retirement plans for certain eligible executive officers that do not participate in the Belmont Savings Bank Supplemental Executive Retirement Plan which provide for a lump sum benefit upon termination of employment at or after age 55 and completing 10 or more years of service (certain reduced benefits are available prior to attaining age 55 or fewer than 10 years of service), subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the service period. The estimated liability at December 31, 2018 and 2017 relating to these plans was $2.8 million and $2.6 million, respectively.

The discount rate used to determine the Company’s obligation was 4.25% and 3.8% during the years ended December 31, 2018 and 2017, respectively. The projected rate of salary increase was 3% during the years ended December 31, 2018 and 2017. Total supplemental retirement plan expense amounted to $252,000, $331,000 and $233,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has a supplemental retirement plan for eligible directors that provides for monthly benefits based upon years of service to the Company, subject to certain limitations as set forth in the agreements. The present value of these future payments is being accrued over the estimated period of service. The estimated liability at December 31, 2018 and 2017 relating to this plan was $689,000 and $697,000, respectively. The discount rate used to determine the Company’s obligation was 4.25% and 3.8% during the years ended December 31, 2018 and 2017, respectively. Total supplemental retirement plan expense amounted to $21,000, $64,000 and $55,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan is a discretionary annual cash-based incentive plan that is an integral part of the participant’s total compensation package and supports the continued growth and profitability of the Bank. Each year participants are awarded for the achievement of certain performance objectives on a company-wide and individual basis. Compensation expense recognized was $2.4 million, $2.3 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Contribution Plan

The Bank sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Under the provisions of the plan, employees are able to contribute up to an annual limit of the lesser of 75% of eligible compensation or the maximum allowed by the Internal Revenue Service. The Company’s contributions for the years ended December 31, 2018, 2017 and 2016 totaled $950,000, $891,000 and $839,000, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan by which selected employees and directors of the Company are entitled to elect, prior to the beginning of each year, to defer the receipt of an amount of their compensation for the forthcoming year to an individual deferred compensation account established by the Bank. Compensation that is deferred is held in a Rabbi Trust, or grantor trust. The Rabbi Trust is maintained by the Bank primarily for purposes of providing a vehicle for deferred compensation for certain Directors and employees of the Company. The plan is administered by a third party and permits participants to select from a number of investment options for the investment of their account balances. Each participant is always 100% vested in his or her deferred compensation account balance. As of December 31, 2018 and 2017, the recorded liability relating to the Rabbi Trust was $2.8 million and $2.8 million, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 458,643 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate on the first business day of each calendar year, or 4.5% for 2018. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2018, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending December 31,	Amount
2019	$88
2020	93
2021	98
2022	104
2023	110
Thereafter	3,380

$3,873

Shares held by the ESOP include the following:

	December 31,
	2018	2017
Unallocated	347,803	363,091
Allocated	96,799	84,813

	444,602	447,904

The fair value of unallocated shares was approximately $9.8 million and $10.6 million at December 31, 2018 and 2017, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2018, 2017 and 2016 was $484,000, $444,000 and $360,000, respectively.

Severance Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 16 – STOCK BASED COMPENSATION

On November 14, 2012, the stockholders of the Company approved the BSB Bancorp, Inc. 2012 Equity Incentive Plan. The table below presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2018 under the BSB Bancorp, Inc. 2012 Equity Incentive Plan.

On February 8, 2017, the stockholders of the Company approved the BSB Bancorp, Inc. 2017 Equity Incentive Plan. The BSB Bancorp, Inc. 2017 Equity Incentive Plan authorized the issuance or delivery to participants of up to 487,200 shares of BSB Bancorp, Inc. common stock pursuant to grants of restricted stock awards and/or restricted stock unit awards. On March 15, 2017, 487,200 restricted stock awards were granted under the Plan at $27.10, the grant date fair value per share, with a ten year vesting period and an estimated 2.64% forfeiture rate. The awards are not deemed to be participating securities. Upon the approval of this new plan, the Company canceled the existing 2012 Equity Incentive Plan and no further awards will be granted out of that plan. The following table presents the amount of cumulatively granted restricted stock awards, net of forfeitures, through December 31, 2018 under the BSB Bancorp, Inc. 2017 Equity Incentive Plan:

				Cumulative Granted
	Authorized	Authorized		Net of Forfeitures
	Stock	Restricted	Authorized	Stock	Restricted	Outstanding
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards	Total
2012 Equity Incentive Plan	917,286	366,914	1,284,200	889,092	363,570	1,252,662
2017 Equity Incentive Plan	—	487,200	487,200	—	487,200	487,200

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized:

	For the year ended
	December 31,
	2018	2017	2016
Stock based compensation expense
Stock options	$73	$724	$780
Restricted stock awards	1,332	1,835	869

Total stock based award expense	$1,405	$2,559	$1,649

Related tax benefits recognized in earnings	$376	$874	$492

The adoption of ASU 2016-09 required that the excess tax benefit associated with stock compensation transactions be recorded through earnings while the previous guidance required the recognition of the excess tax benefit through additional paid-in capital. Excess tax benefits recognized from stock-based compensation for the periods indicated below are as follows:

	For the year ended December 31,
	2018	2017
Excess tax benefits recognized in net income	$324	$1,348

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	For the year ended
	December 31,
	2018	2017	2016
Weighted average grant date fair value of options granted	$—	$—	$4.63
Intrinsic value of stock options exercised	1,829	3,299	368
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	—	—

Total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized is as follows:

	As of December 31, 2018
		Weighted
	Amount	average period
Stock options	$69	1.85
Restricted stock	9,637	8.21

Total	$9,706

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

Date of grant	3/1/2016
Options granted	27,500
Exercise price	$22.31
Vesting period (1)	5 years
Expiration date	3/1/2026
Expected volatility	16.13%
Expected term	6.5 years
Expected dividend yield	0%
Risk free interest rate	1.54%
Fair value	$4.63

(1)-	Vesting is ratably and the period begins on the date of grant.

The option exercise price is derived from trading value on the date of grant.

A summary of the status of the Company’s Stock Option and Restricted Stock Awards for the year ended December 31, 2018 is presented in the tables below:

	Outstanding
			Weighted average
			remaining	Aggregate
	Stock option	Weighted average	contractual term	intrinsic
	awards	exercise price	(in years)	value
Balance at January 1, 2018	590,522	$12.86
Granted	—	—
Exercised	(99,199)	12.10
Forfeited	—	—

Balance at December 31, 2018	491,323	$13.02	4.22	$7,390

Exercisable	464,428	$12.58	4.08	$7,189

	Non-vested
	restricted stock	Weighted average
	awards	grant price
Balance at January 1, 2018	484,902	$27.07
Granted	3,898	32.30
Vested	(49,137)	26.94
Forfeited	—	—

Balance at December 31, 2018	439,663	$27.13

For the years ended December 31, 2018, 2017 and 2016, the fair value of shares vested during the year amounted to $1.5 million, $2.2 million and $1.9 million, respectively.

NOTE 17 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2018, 2017 and 2016:

	December 31,	December 31,	December 31,
	2018	2017	2016
Net income	$22,909	$14,386	$11,981
Undistributed earnings attributable to participating securities	(3)	(108)	(190)

Net income available to common stockholders	$22,906	$14,278	$11,791

Weighted average shares outstanding, basic	8,941,394	8,754,393	8,571,861
Effect of dilutive shares	445,297	429,400	286,030

Weighted average shares outstanding, assuming dilution	9,386,691	9,183,793	8,857,891

Basic EPS	$2.56	$1.63	$1.38
Effect of dilutive shares	(0.12)	(0.08)	(0.05)

Diluted EPS	$2.44	$1.55	$1.33

During the years ended December 31, 2018 and 2017 no shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method During the year ended December 31, 2016, average options to purchase 22,992 shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method.

NOTE 18 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. As of December 31, 2018 and 2017, related party loans were not significant.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market based parameters. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2018 and 2017. There were no significant transfers between levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

A majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy. Any related credit value adjustments generally utilize Level 3 inputs such as estimates of credit spreads. However, as of December 31, 2018, the Company has assessed the valuation methodology of these derivative instruments and determined that the credit valuation adjustments do not materially impact the overall valuation of the derivative positions; accordingly, the Company classifies these derivative instruments entirely within Level 2 of the fair value hierarchy.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018
Assets:
Securities available-for-sale
Corporate debt securities	$—	$4,040	$—	$4,040
Rabbi trust investments	2,787	—	—	2,787
Derivatives:
Interest rate caps	—	2,303	—	2,303
Interest rate swaps	—	2,967	—	2,967
Risk participation-out agreements	—	22	—	22

Totals	$2,787	$9,332	$—	$12,119

Liabilities:
Derivatives:
Interest rate swaps	$—	$3,144	$—	$3,144

Totals	$—	$3,144	$—	$3,144

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017
Securities available-for-sale
Corporate debt securities	$—	$16,921	$—	$16,921
Rabbi trust investments	2,808	—	—	2,808

Totals	$2,808	$16,921	$—	$19,729

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

There were no impaired loans that were re-measured and reported at fair value through either a charge off or a specific valuation allowance based upon the fair value of the underlying collateral at December 31, 2018 and 2017.

The following table presents loans held for sale at December 31, 2018 and 2017.

	December 31, 2018
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$2,902

Totals	$—	$—	$2,902

	December 31, 2017
	Level 1	Level 2	Level 3
Loans held for sale	$—	$—	$—

Totals	$—	$—	$—

Non-Financial Assets and Non-Financial Liabilities: The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis generally include certain foreclosed assets which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, are remeasured at fair value through a write-down included in other non-interest expense. Non-financial assets measured at fair value on a non-recurring basis also include mortgage servicing right assets that are re-measured and reported at the lower of amortized cost or fair value.

The following table presents the non-financial assets that were re-measured and reported at the lower of cost or fair value at the periods indicated:

	December 31, 2018
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$1,102

Totals	$—	$—	$1,102

	December 31, 2017
	Level 1	Level 2	Level 3
Mortgage servicing rights	$—	$—	$855

Totals	$—	$—	$855

There were no foreclosed assets at December 31, 2018 or 2017.

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

The estimated fair value approximates carrying value for cash and cash equivalents, interest bearing time deposits with other banks, Federal Home Loan Bank stock, bank owned life insurance, accrued interest receivable and payable, securities sold under agreements to repurchase, and mortgagors’ escrow accounts. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The exit price notion is a market-based measurement of fair value that is represented by the price to sell an asset or transfer a liability in the principal market (or most advantageous market in the absence of a principal market) on the measurement date. For December 31, 2018, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis.

Summary of Fair Values of Financial Instruments not Carried at Fair Value

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows for the periods indicated:

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,378	$143,378	$143,378	$—	$—
Interest-bearing time deposits with other banks	4,229	4,229	—	4,229	—
Held-to-maturity securities	148,025	145,369	—	145,369	—
Federal Home Loan Bank stock	38,658	38,658	—	38,658	—
Loans, net	2,624,372	2,537,595	—	—	2,537,595
Accrued interest receivable	7,290	7,290	7,290	—	—
Bank owned life insurance	36,540	36,540	—	36,540

Financial liabilities:
Deposits	1,960,912	1,956,139	1,201,644	754,495	—
Federal Home Loan Bank advances	838,250	834,495	—	834,495	—
Securities sold under agreements to repurchase	2,883	2,883	—	2,883	—
Accrued interest payable	2,050	2,050	2,050	—	—
Mortgagors’ escrow accounts	6,338	6,338	—	6,338	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,888	$110,888	$110,888	$—	$—
Interest-bearing time deposits with other banks	2,440	2,440	—	2,440	—
Held-to-maturity securities	160,090	158,385	—	158,385	—
Federal Home Loan Bank stock	32,382	32,382	—	32,382	—
Bank owned life insurance	36,967	36,967	—	36,967
Loans, net	2,296,958	2,251,971	—	—	2,251,971
Accrued interest receivable	6,344	6,344	6,344	—	—

Financial liabilities:
Deposits	1,751,251	1,748,995	1,246,537	502,458	—
Federal Home Loan Bank advances	723,150	719,430	—	719,430	—
Securities sold under agreements to repurchase	3,268	3,268	—	3,268	—
Accrued interest payable	1,594	1,594	1,594	—	—
Mortgagors’ escrow accounts	4,690	4,690	—	4,690	—

NOTE 21 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	Year Ended December 31, 2018
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(68)	$19	$(49)

Net change in fair value of securities available for sale	(68)	19	(49)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	53	(15)	38
Reclassification adjustment included in net income[1]	(13)	4	(9)

Net change defined-benefit post-retirement benefit plans	40	(11)	29

Cash flow hedges:
Change in fair value of cash flow hedges	(1,782)	501	(1,281)
Reclassification adjustment included in net income[2]	7	(2)	5

Net change in fair value of cash flow hedges	(1,775)	499	(1,276)

Total other comprehensive loss	$(1,803)	$507	$(1,296)

	Year Ended December 31, 2017
	Pre Tax	Tax Benefit	After Tax
	Amount	(Expense)	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$(13)	$5	$(8)
Reclassification adjustment for net gains included in net income[3]	(38)	15	(23)

Net change in fair value of securities available for sale	(51)	20	(31)

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	42	(17)	25
Reclassification adjustment included in net income[1]	(13)	5	(8)

Net change defined-benefit post-retirement benefit plans	29	(12)	17

Total other comprehensive loss	$(22)	$8	$(14)

	Year Ended December 31, 2016
	Pre Tax	Tax	After Tax
	Amount	Expense	Amount
Securities available-for-sale:
Change in fair value of securities available for sale	$247	$(98)	$149

Net change in fair value of securities available for sale	247	(98)	149

Defined benefit post-retirement benefit plans:
Change in the actuarial gain/loss	112	(46)	66
Reclassification adjustment included in net income[1]	6	(2)	4

Net change defined-benefit post-retirement benefit plans	118	(48)	70

Total other comprehensive income	$365	$(146)	$219

1-

Reclassification adjustments are comprised of amortization of prior service cost and unrecognized gain (loss) and have been reclassified out of accumulated other comprehensive (loss) income. The amounts affected certain lines in the consolidated statements of operations as follows: amortization of prior service cost and unrecognized gain (loss) is included in other noninterest expense. The tax expense amount is included in income tax expense and the after tax amount is included in net income.

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

3-

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

The components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	December 31, 2018	December 31, 2017
Net unrealized holding loss on available-for-sale securities, net of tax	$(88)	$(32)
Unrecognized benefit pertaining to defined benefit plan, net of tax	176	121
Unrealized holding loss on cash flow hedges, net of tax	(1,276)	—

Accumulated other comprehensive (loss) income	$(1,188)	$89

Accumulated other comprehensive income at December 31, 2017 included $19,000 related to stranded amounts resulting from the re-measurement of deferred tax assets and liabilities in connection with the enactment of the Tax Reform Act on December 22, 2017. In February 2018, the FASB issued ASU 2018-02, that allowed companies to elect to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings rather than income tax benefit or expense. The Company reclassified the $19,000 related to stranded amounts in accumulated other comprehensive income under ASU 2018-02 during the twelve months ended December 31, 2018.

NOTE 22 – DERIVATIVES AND HEDGING

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

Cash Flow Hedges of Interest Rate Risk

In September of 2018, two $50 million notional interest rate cap agreements were purchased to limit the Company’s exposure to rising interest rates related to $50 million of rolling, one-month FHLB advances and brokered deposits. Under the terms of the agreements, the Company paid premiums of $2.6 million for the right to receive cash flow payments if the 1-month LIBOR rate rises above the caps’ strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreements. The maturity date of the agreements is September 12, 2024 and the unamortized cap premium was $2.6 million as of December 31, 2018.

In March of 2018, a $100 million notional interest rate cap agreement was purchased to limit the Company’s exposure to rising interest rates related to $100 million of rolling, three-month FHLB advances. Under the terms of the agreement, the Company paid a premium of $1.5 million for the right to receive cash flow payments if the 3-month LIBOR rate rises above the cap’s strike price of 3.00%, thus effectively ensuring interest expense is capped at a maximum rate of 3.00% for the duration of the agreement. The maturity date of the agreement is March 21, 2023 and the unamortized cap premium was $1.5 million as of December 31, 2018.

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

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate caps will be reclassified to interest expense as interest payments are made on related borrowings. During the next twelve months, the Company estimates that an additional $207,000 will be reclassified as an increase to interest expense. The premiums paid on the interest rate cap agreements are being recognized as an increase to interest expense over the duration of the agreements using the caplet method. For the twelve months ended December 31, 2018, premium amortization on the interest rate cap agreements was $7,000.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of the periods presented:

			Fair Value of Derivative Instruments
			Asset Derivatives
			December 31, 2018				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate caps	3	$200,000	Other Assets	$2,303	—	$—	Other Assets	$—

Total derivatives designated as hedging instruments				$2,303				$—

Derivatives not designated as hedging instruments:

Interest Rate Swaps - Commercial Loan Customers	9	$76,792	Other Assets	$2,967	—	$—	Other Assets	$—

Risk Participation-Out Agreements - Third Party Financial Institution	3	$6,340	Other Assets	22	—	$—	Other Assets	—

Total derivatives not designated as hedging instruments				$2,989				$—

			Fair Value of Derivative Instruments
			Liability Derivatives
			December 31, 2018				December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Interest Rate Swaps - Third Party Financial Institution	9	$76,792	Other Liabilities	$3,144	—	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments				$3,144				$—

The following table presents the effect of the Company’s derivative financial instruments included in other comprehensive (loss) income and reclassifications into earnings for the periods indicated:

	Amount of Pre-Tax Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Pre-Tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31, 2018	Year Ended December 31, 2017		Year Ended December 31, 2018	Year Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1,782)	$—	Interest expense	$(7)	$—

Total	$(1,782)	$—		$(7)	$—

The following table presents the effect of the Company’s derivative financial instruments included in current earnings for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31, 2018	Year Ended December 31, 2017
Interest Rate Swaps	Loan level derivative income	$(177)	$—
Risk Participation-Out Agreements	Loan level derivative income	7	—

Total		$(170)	$—

Certain derivative agreements contain provisions that require the Company or the third party financial institution to post collateral if the derivative exposure exceeds a certain threshold. The Company has posted cash collateral of $240,000 to one third party financial institution in connection with these arrangements as of December 31, 2018. The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

Counterparty Credit Risk. By utilizing derivative instruments, the Company is exposed to credit risk to the extent that counterparties to the derivative instruments do not perform as required. Should a counterparty fail to perform under the terms of a derivative instrument, the Company’s credit exposure is limited to the net positive fair value and accrued interest of all derivative instruments with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative instruments with institutional counterparties is remote. The Company’s exposure relating to institutional counterparties was $0 at December 31, 2018. Credit exposure is mitigated by the value of collateral pledged by the counterparty.

NOTE 23 – BALANCE SHEET OFFSETTING

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

The following tables present the Company’s asset and liability derivative positions and repurchase agreements and the potential effect of netting arrangements on its financial position, as of the periods indicated:

	December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Assets	$5,292	$—	$5,292	$2,304	$—	$2,988

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Derivative Liabilities	$3,144	$—	$3,144	$2,304	$240	$600

Securities sold under agreements to repurchase	$2,883	$—	$2,883	$—	$2,883	$—

	December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
Securities sold under agreements to repurchase	$3,268	$—	$3,268	$—	$3,268	$—

NOTE 24 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following condensed financial statements are for the Parent Company only and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
	2018	2017
Assets

Cash and cash equivalents held at Belmont Savings Bank	$1,440	$919
Investment in Belmont Savings Bank	196,318	173,054
Investment in BSB Funding Corp.	4,192	4,065
Other assets	25	45

Total assets	$201,975	$178,083

Liabilities and Stockholders’ Equity

Accrued expenses	$16	$38
Other liabilities	165	16

Total liabilities	181	54

Stockholders’ equity	201,794	178,029

Total liabilities and stockholders’ equity	$201,975	$178,083

Condensed Statements of Operations

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Interest on cash equivalents	$9	$—	$—
Dividends from subsidiaries	—	—	—

Total interest and dividend income	9	—	—
Interest expense	—	—	—

Net interest and dividend income	9	—	—
Non-interest income	—	—	—
Non-interest expense	232	230	219

Loss before income taxes and equity in undistributed earnings of subsidiaries	(223)	(230)	(219)
Income tax benefit	(63)	(94)	(89)

Loss before equity in income of subsidiaries	(160)	(136)	(130)
Equity in undistributed earnings of Belmont Savings Bank	22,942	14,432	12,025
Equity in undistributed earnings of BSB Funding Corp	127	90	86

Net income	$22,909	$14,386	$11,981

Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$22,909	$14,386	$11,981
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Belmont Savings Bank	(22,942)	(14,432)	(12,025)
Equity in undistributed earnings of BSB Funding Corp.	(127)	(90)	(86)
Deferred income tax expense	—	—	—
Other, net	—	26	(27)

Net cash used in operating activities	(160)	(110)	(157)

Cash flows from investing activities:
Return of capital from BSB Funding Corp.	—	460	—
Investment in Belmont Savings Bank	—	—	—

Net cash provided by investing activities	—	460	—

Cash flows from financing activities:
Proceeds from exercise of stock options, net of cash paid	681	50	298
Restricted stock awards issued, net of awards surrendered	—	—	(118)

Net cash provided by financing activities	681	50	180

Net increase in cash and cash equivalents	521	400	23
Cash and cash equivalents at beginning of period	919	519	496

Cash and cash equivalents at end of period	$1,440	$919	$519

NOTE 25 – QUARTERLY DATA (UNAUDITED)

Quarterly results of operations are as follows for the periods indicated:

	Years Ended December 31,
	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$26,306	$25,644	$23,882	$22,419	$21,114	$19,758	$18,764	$17,506
Interest expense	10,862	10,235	8,779	7,281	6,414	5,579	4,816	4,245

Net interest income	15,444	15,409	15,103	15,138	14,700	14,179	13,948	13,261
Provision for loan losses	465	191	726	274	691	535	707	829

Net interest income, after provision for loan losses	14,979	15,218	14,377	14,864	14,009	13,644	13,241	12,432
Non-interest income	1,279	1,136	1,711	895	1,117	885	995	630
Non-interest expense	9,712	7,826	7,796	7,685	7,636	7,929	7,645	7,476

Income before taxes	6,546	8,528	8,292	8,074	7,490	6,600	6,591	5,586
Income tax expense	1,943	2,300	2,224	2,064	5,382	2,001	2,579	1,920

Net income	$4,603	$6,228	$6,068	$6,010	$2,108	$4,599	$4,012	$3,666

Earnings per common share
Basic	$0.51	$0.70	$0.68	$0.68	$0.24	$0.52	$0.45	$0.42
Diluted	$0.49	$0.66	$0.65	$0.64	$0.23	$0.50	$0.43	$0.40

NOTE 26 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2018. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of BSB Bancorp

The following table sets forth information regarding the executive officers of BSB Bancorp as of December 31, 2018. The officers of BSB Bancorp and Belmont Savings are elected annually.

Name	Age	Positions Held
Robert M. Mahoney	70	President and Chief Executive Officer of BSB Bancorp, Inc. and Belmont Savings Bank
John A. Citrano	55	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer of BSB Bancorp, Inc. and Executive Vice President and Chief Financial Officer of Belmont Savings Bank
Hal R. Tovin	63	Executive Vice President and Chief Operating Officer of BSB Bancorp, Inc. and Belmont Savings Bank
Christopher Y. Downs	68	Executive Vice President—Consumer Lending of Belmont Savings Bank
Carroll M. Lowenstein, Jr.	59	Executive Vice President—Commercial Real Estate Lending of Belmont Savings Bank

Directors of BSB Bancorp

BSB Bancorp has eleven directors. Directors of BSB Bancorp serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following table sets forth each director’s name, age as of December 31, 2018, the year he or she began serving as a director, including service as a director of Belmont Savings, and when his or her term expires.

Name	Position(s) Held with BSB Bancorp, Inc.	Age	Director Since	Current Term Expires
Robert J. Morrissey	Chairman of the Board	79	1990	2019
Robert M. Mahoney	Director, President and Chief Executive Officer	70	2010	2021
Hal R. Tovin	Director, Executive Vice President and Chief Operating Officer	63	2010	2019
John A. Borelli	Director	59	2006	2021
M. Patricia Brusch	Director	71	2017	2020
S. Warren Farrell	Director	83	1987	2020
Richard J. Fougere	Director	69	2004	2019
John W. Gahan, III	Director	70	2006	2021
John A. Greene	Director	73	1990	2020
Paul E. Petry	Director	73	2014	2020
John A. Whittemore	Director	74	1998	2021

The business experience of each of our directors is set forth below. Information is also provided regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and Board of Directors to determine that the person should serve as a director. Unless otherwise indicated, directors have held their positions for the past five years.

Business Background of Directors and Executive Officers

Directors.

Robert M. Mahoney. Mr. Mahoney is President and Chief Executive Officer of BSB Bancorp Inc., and Belmont Savings Bank. Prior to joining Belmont Savings Bank in May 2010, Mr. Mahoney was Executive Vice Chairman of Citizens Financial Group, Inc. (“CFG”) until retiring in 2008. He joined CFG in 1993 as President and CEO of Citizens Bank of Massachusetts after serving 22 years in various domestic and international management positions at Bank of Boston. During his five years as President of Citizens in Massachusetts, Mr. Mahoney led the new bank through significant expansion. Mr. Mahoney has held several community leadership positions in Massachusetts. He is a past chairman of the United Way Board of Directors and Executive Committee and serves on the University of Massachusetts Amherst Foundation Board. Mr. Mahoney also is Chair of the Financial Services Committee of the Finance Council of the Roman Catholic Archdiocese of Boston. Mr. Mahoney received his M.B.A. from Columbia Business School and is a graduate of the University of Massachusetts, where he earned a Bachelor of Science degree in Chemistry. He received the 1996 Distinguished Alumnus Award from the University of Massachusetts, the 2006 Columbia University, School of Business Leadership Award and is the recipient of the 2009 Henry L. Shattuck Boston City Champion Award for public service. Recently, Mr. Mahoney was selected by Boston Business Journal readers as the “most-admired CEO of a small or mid-sized company in Massachusetts.”

Mr. Mahoney’s extensive executive management experience at other financial institutions, including CFG, a subsidiary of a major publicly-traded banking organization, was instrumental in the Board of Directors’ decision to appoint him as President and Chief Executive Officer and as a member of the board of Belmont Savings Bank for its transition to public stock ownership. In particular, Mr. Mahoney’s demonstrated record in assembling an integrated management team with a record of achieving significant growth at other financial institutions was important to the board in light of the significant growth called for in Belmont Savings Bank’s business plan following the conversion. Finally, Mr. Mahoney’s broad industry knowledge and experience, as well as his knowledge of Belmont Savings Bank’s market area, were important to the board in its decision to appoint Mr. Mahoney as President and Chief Executive Officer and as a member of the board.

John A. Borelli. Mr. Borelli is a licensed Insurance Agent & Real Estate Broker. He is President of Borelli Insurance Agency Inc., an independently owned & operated, full service, Property & Casualty Insurance Agency, with 35 years of Service to Belmont and surrounding communities. He holds the Chartered Property Casualty Underwriter (CPCU) designation and is a graduate of Boston University. He is a member of the Insurance Advisory Committee for the Town of Belmont and is also a Town Meeting Member.

Mr. Borelli’s lengthy experience as owner and operator of an insurance agency brings valuable business and leadership skills and financial acumen to the board. Further, his longtime experience as a business owner in the Belmont community provides the board with an important perspective on the development and delivery of product offerings to such business owners.

John W. Gahan, III. Mr. Gahan is a partner in the law firm of Sullivan and Worcester LLP. He is a graduate of both Yale University and Boston University Law School. For twenty-five years, Mr. Gahan was a member of the Board of Appeals in the Town of Belmont and served as the Board Chairman during most of those years. Currently, Mr. Gahan serves on the Board of Directors of the National Housing & Rehabilitation Association and both the Board of Directors and Executive Committee of Preservation Massachusetts, an advocacy organization devoted to preserving historic structures. Mr. Gahan also serves, or has served, on the boards of a number of local banks, hospitals and other social organizations, including serving as Secretary and President of Winchester Country Club. Mr. Gahan is a frequent speaker at national conferences on subjects relating to the development of residential housing communities. Mr. Gahan is Mrs. Brusch’s sibling.

Mr. Gahan’s extensive legal experience assists the board in assessing legal and regulatory matters involving Belmont Savings Bank.

John A. Whittemore. Mr. Whittemore was President of Partners Financial Insurance Agency, which focuses on employee benefits, insurance and investments, since 1970. A major portion of Partners Financial was merged with National Financial Partners, a New York Stock Exchange company, in September 2012. Mr. Whittemore remained active in the company until his retirement at the end of 2015. He graduated from Colgate University in 1966, and then spent 4 years on active duty with the US Air Force followed by 7 years in the Reserves. He was honorably discharged as a Captain in 1976. His professional affiliations include the Boston Estate Planning & Business Council, the Boston Life Underwriters Association (BLUA), the National Association of Life Underwriters (NALU), the Association for Advanced Life Underwriters (AALU), and the National Association of CLU & CPCU. He has also served on the Board of both Winchester Country Club and the Kittansett Club.

Mr. Whittemore’s extensive executive management experience for an insurance agency, focusing on employee benefits, insurance and investments, has provided the board valuable insights into the development and marketing of such products for Belmont Savings Bank and developing such benefits for Belmont Savings Bank employees.

Robert J. Morrissey. Mr. Morrissey, Chairman of the Board, has been a Partner in the law firm of Morrissey, Hawkins & Lynch since 1990. Prior to that time, Mr. Morrissey was a Partner with Withington, Cross, Park & Groden. He served as Belmont Town Counsel from 1974 to 2004. He is a graduate of Boston College and Harvard Law School. He serves on the Dean’s Board, Harvard Law School; the Society of Jesus, International Investment Advisory Committee, Vatican City; is Chair of the Investment and Endowment Committee of the Boston College Board of Trustees; and is Chair of the Investment Committee of the Finance Council of the Roman Catholic Archdiocese of Boston. He also serves as a director or trustee of several public and private funds, trusts and foundations.

Mr. Morrissey’s extensive legal experience assists the board in assessing legal and regulatory matters involving Belmont Savings Bank. Moreover, his longtime experience as counsel to the town of Belmont has provided the board with valuable insight into local community development and political issues.

Richard J. Fougere. Mr. Fougere is a licensed CPA practicing with O’Connor & Drew P.C. since September 1, 2012. Previously he had been president of Fougere & Associates, Incorporated since its incorporation in 1987 and until the firm merged with O’Connor & Drew P.C. He graduated Magna Cum Laude from the School of Management of Boston College in 1971 and became a licensed C.P.A. in 1974. Mr. Fougere has over 40 years of experience in business, financial, tax and retirement planning matters for both businesses and individuals. Mr. Fougere has served as a member of the advisory committee to the New England Division of the PGA. He also served as Treasurer and President of the Winchester Country Club, as Treasurer for the Winchester Chamber of Commerce, and as Chairman of the Winchester Hospital Foundation Advisory Council. In addition, he is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

Mr. Fougere’s significant expertise and background with regard to accounting matters, internal controls, the application of generally accepted accounting principles, and business finance provide the board with valuable insight into accounting issues faced by Belmont Savings Bank.

Hal R. Tovin. Mr. Tovin is Executive Vice President and Chief Operating Officer for BSB Bancorp Inc., and Belmont Savings Bank. He is responsible for the bank’s Retail, Small Business, Deposit Operations, and Technology activities. In addition, he leads all Marketing and Public Relations initiatives on behalf of the Bank. Prior to joining Belmont Savings in July 2010, Mr. Tovin was Group Executive Vice President and Managing Director of the Retail Partnership Delivery Group at Citizens Financial Group, Inc. (“CFG”). He was a member of CFG’s Executive Leadership Group, the company’s senior leadership team. He was the driving force behind the development of CFG’s 500 branch in-store banking program. Mr. Tovin is a graduate of Brown University and has an M.B.A. from the Wharton School of Business. He is a trustee at the Boston Museum of Science and former chairman of the marketing committee. He was a former chairman of the board of the Boston Ad Club.

Mr. Tovin’s extensive senior management experience in marketing, retail and business banking and operations at CFG was instrumental in his appointment to the Board of Directors of Belmont Savings Bank.

S. Warren Farrell. Mr. Farrell is a private investor and Managing Partner of A. W. Farrell Associates, LLP, a real estate holding company. He retired after 26 years of service as a Managing Director for Smith Barney where he was responsible for the firm’s sales efforts in New England in institutional fixed income. Mr. Farrell is a graduate of Harvard College and has an MBA from Boston University. He is a Member of the Belmont Capital Endowment Fund, Overseer and former Trustee of the Mount Auburn Hospital, and sits on the Advisory Board of Lexington Wealth Advisors. He has been an active member of the Belmont community including Chairman of the Belmont School Committee, Town Meeting Member, Chairman of the Cable Advisory Committee, Founding Board Member of the Foundation for Belmont Education, and Founding Board Member of the Alumni and Friends of Belmont High School.

Mr. Farrell’s experience with a major brokerage firm and as a private investor has been of significant benefit to the Board of Directors in analyzing financial transactions and assessing securities investment and asset management strategies for Belmont Savings Bank. Further, his years of experience at the brokerage firm as well as his extensive community activities have provided Belmont Savings Bank with valuable business contacts and insights.

John A. Greene. Mr. Greene was co-owner of the John J. Greene Funeral Home in Belmont for nearly four decades. A graduate of New England Institute, Mr. Greene semi-retired in 2013, and is affiliated with the Brown and Hickey Funeral Home in Belmont. A lifelong resident of Belmont, Mr. Greene served as a Town Meeting Member for many years. He was past Treasurer of the Rotary Club of Belmont, and former President of the Belmont Town Club.

He was a member of Belmont’s Sesquicentennial Anniversary Planning Committee, lent his expertise to the Belmont Fire Station Re-use Committee, and currently serves on the Belmont Fire Station Building Committee. Mr. Greene was active in the Belmont Boosters Club for more than 20 years and chaired their annual golf tournament to raise funds for Belmont High School Athletics. While his children were active in town sports, Mr. Greene coached numerous teams, including soccer, basketball and baseball.

Mr. Greene’s years of experience as co-owner and operator of a small business in the Belmont community brings valuable business skills and insights to the Board of Directors. Moreover, his community contacts through his business operations and community service have been beneficial to Belmont Savings Bank’s business development activities.

Paul E. Petry. Mr. Petry is retired from the Boston Mutual Life Insurance Company where he served as President from 1996 to 2011, Chief Executive Officer from 2001 to 2014, and Chairman of the Board from 2001 to April 2016. Mr. Petry graduated from Holy Cross in 1968. He served for 3 years in the United States Coast Guard as an officer including a tour in Vietnam where he was awarded the Navy Commendation Medal. Mr. Petry is a Fellow of the Society of Actuaries and a Chartered Life Underwriter. He has completed the Advanced Management Program (1988) at the Harvard Business School. Mr. Petry’s extensive executive management experience in the financial services industry provides valuable business and leadership skills to the Board of Directors.

M. Patricia Brusch. Mrs. Brusch has served as a professional nurse, and holds a Bachelor of Science in Nursing from Georgetown University. She is a Town of Belmont Town Meeting Member, a former Chair of the Town of Belmont Capital Budget Committee and Chair of the Town of Belmont Permanent Building Committee. She is also a member or former member of many other Massachusetts, Belmont town and community boards and organizations, including the building committee in Belmont. She has served as Treasurer of the Belmont Savings Bank Foundation since 2011.

Mrs. Brusch’s extensive experience with the local government and building community provides the Board with a comprehensive understanding of developments in the Belmont community. Mrs. Brusch is Mr. Gahan’s sibling.

Executive Officers Who Are Not Also Directors.

Below is information regarding our executive officers who are not also directors. Except as indicated below, each executive officer has held his current position for at least the last five years.

John A. Citrano. Mr. Citrano is Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of BSB Bancorp, and Executive Vice President and Chief Financial Officer of Belmont Savings Bank. He is responsible for the leadership, direction and management of our accounting and finance operations. Mr. Citrano began his career with Belmont Savings Bank in 1987 as an Internal Auditor. He was named Treasurer in 1994, Senior Vice President and Chief Financial Officer in 2000 and Executive Vice President and Chief Financial Officer in 2012. He serves on many of the Bank’s internal committees. Mr. Citrano received his Bachelor of Science in Business Administration degree from Merrimack College and his Master of Business Administration degree from Bentley University. Mr. Citrano is a member of the Boston CFO Leadership Council, the Financial Managers Society and Treasurers Club of Boston. Mr. Citrano served as a volunteer for Junior Achievement, a non-profit organization that strives to inspire and prepare young people to succeed in the global economy.

Christopher Y. Downs. Mr. Downs is Executive Vice President for Consumer Lending at Belmont Savings Bank. He is responsible for all of the Bank’s consumer lending activities including Residential Mortgage, Home Equity, Indirect Auto and support functions. Prior to joining Belmont in July, 2010, Mr. Downs was Group Executive Vice President of Citizens Financial Group, Inc. (“CFG”). CFG is one of the 20 largest commercial bank holding companies in the United States ranked by assets and deposits. In addition, Mr. Downs lead the core servicing support units for all consumer real estate and installment lending products as well as Merchant Processing. He was also a member of CFG’s Executive Policy Committee, the company’s senior management team. Before joining CFG in 1994, Mr. Downs spent 12 years at Chase Manhattan Corporation. As a regional banking and consumer finance executive, Mr. Downs was responsible for the sale of all consumer loan products distributed through Chase’s five regional banking divisions. Mr. Downs graduated with a B.A. from Middlebury College in Vermont, and received his M.B.A. from the University of New Hampshire’s Whittemore School of Business and Economics. He is a recently retired member of the board of directors of Lincoln School of Providence, where he co-chaired the development committee and was a member of the finance committee. Mr. Downs also served on the Advisory Board for the International Institute of Rhode Island and has worked in the Rhode Island Mentoring Program.

Carroll M. Lowenstein, Jr. Mr. Lowenstein is Executive Vice President for Commercial Real Estate Lending at Belmont Saving Bank. He manages the Bank’s Commercial Real Estate Lending and related deposit gathering functions and provides oversight for all of the Bank’s commercial lending and portfolio management activities. Prior to joining Belmont Savings Bank in September, 2010, he held similar roles at Citizens Financial Group, Inc. (seven years) managing the Suburban Massachusetts Team of Commercial Real Estate Lenders and Portfolio Managers and Cambridgeport Bank (fifteen years) as Director of Commercial Lending.

Earlier in his career, Mr. Lowenstein was the Commercial Credit Manager and Commercial Loan Operations Manager at USTrust/Essex. He is a graduate of Harvard College.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement and annual report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports, no officer, director or 10% beneficial owner of our common stock failed to file such ownership reports on a timely basis for the year ended December 31, 2018.

Code of Ethics and Business Conduct

BSB Bancorp and Belmont Savings have adopted a Joint Code of Ethics and Conflict of Interest Policy (the “Code of Ethics”) that is designed to ensure that our directors, officers and other employees, including our chief executive officer, chief financial officer, chief accounting officer and controller, or persons performing similar functions, meet the highest standards of ethical conduct. The Code of Ethics is available in the Corporate Information—Governance Documents portion of the Investor Relations section of the Company’s website at www.belmontsavings.com. Amendments to and waivers from the Code of Ethics with respect to directors and executive officers will also be disclosed on our website.

Audit Committee

The members of the audit committee are Richard J. Fougere (Chairman), John W. Gahan, III, John A. Greene and Paul E. Petry. Among other activities, the Audit Committee assists the Board of Directors in its oversight of the Company’s accounting and financial reporting practices, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable financial laws and regulations. The Audit Committee is also responsible for the Company’s internal audit function and engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated director Richard Fougere as an “Audit Committee Financial Expert” for the Audit Committee, as that term is defined by the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The table below summarizes the total compensation paid to, or earned by, Robert M. Mahoney, our President and Chief Executive Officer, Hal R. Tovin, our Executive Vice President and Chief Operating Officer and Christopher Y. Downs, our Executive Vice President—Consumer Lending for the years indicated. We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)(1)	($)(2)	($)(3)(4)	($)	($)(5)	($)(6)	($)
Robert M. Mahoney, President and Chief Executive Officer	2018	585,000	370,000	—	—	16,938	30,493	1,002,431
	2017	557,000	350,000	2,640,624	—	65,531	32,103	3,645,258
Hal R. Tovin, Executive Vice President and Chief Operating Officer	2018	415,000	170,000	—	—	76,442	30,493	691,935
	2017	410,000	160,000	924,191	—	106,129	32,103	1,632,423
Christopher Y. Downs, Executive Vice President—Consumer Lending	2018	316,000	125,000	—	—	61,328	30,493	532,821
	2017	307,000	120,000	660,156	—	76,732	32,103	1,195,991

(1)	2018 salary information includes salary deferral contributions to the Belmont Savings Bank 401(k) Plan of $24,500 for Mr. Mahoney, $24,500 for Mr. Tovin and $24,500 for Mr. Downs.
(2)

Represents discretionary bonus payments awarded to the Named Executive Officers. The bonuses are paid pursuant to our Incentive Compensation Plan however, because the Compensation Committee can exercise significant discretion in determining bonus amounts, the committee chooses to disclose such bonuses under this column.

(3)

Amounts included in the “Stock Awards” column for the year ended December 31, 2017 represent grants under our 2017 Equity Incentive Plan that were made on March 15, 2017. Amounts related to stock awards are reported in the table above pursuant to applicable Securities and Exchange Commission regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made.

(4)

Reflects the aggregate grant date fair value of restricted stock awards granted to each Named Executive Officer on March 15, 2017 with a grant date fair value of $27.10 per share. The assumptions used in the valuation of these awards are included in Note 16 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(5)

The amounts for Messrs. Mahoney, Tovin and Downs represent the change in the actuarial present value of each executive’s accumulated benefit under the Belmont Savings Bank Supplemental Executive Retirement Plan. Changes in pension value for the participants in the Supplemental Executive Retirement Plan result from changes in discount rate, compensation and retirement date assumptions.

(6)

The amounts reflect what we have paid for, or reimbursed, the applicable Named Executive Officer for various benefits and perquisites which we provide. A break-down of the various elements of compensation in this column is set forth below.

All Other Compensation
Name	Year	Perquisites ($)(1)	Employer Contributions to 401(k) Plan ($)	ESOP Allocations(2) ($)	Total ($)
Robert M. Mahoney	2018	—	$20,625	$9,868	$30,493
Hal R. Tovin	2018	—	$20,625	$9,868	$30,493
Christopher Y. Downs	2018	—	$20,625	$9,868	$30,493

(1)	For the year ended December 31, 2018, no Named Executive Officer received perquisites and personal benefits which exceeded $10,000 in the aggregate.
(2)

Represents the allocation of approximately 352 shares of BSB Bancorp, Inc. stock to Messrs. Mahoney, Tovin and Downs ESOP accounts. The closing price of shares of BSB Bancorp, Inc. on December 31, 2018 was $28.06.

Severance Agreements

Belmont Savings Bank has entered into severance agreements with Messrs. Mahoney, Tovin and Downs.

Each executive will be entitled to severance payments and benefits in the event of his termination of employment under specified circumstances, including (i) involuntary termination of employment for reasons other than cause or (ii) voluntary termination for good reason. “Good Reason” is defined as (A) a material diminution in the executive’s base salary; (B) a material diminution in the executive’s authority, duties or responsibilities; (C) a material diminution in the authority, duties or responsibilities of the position to which the executive is to report; (D) a material diminution in the budget over which the executive retains authority; (E) a material change in the geographic location at which the executive must perform his duties; or (F) a material breach of the severance agreement by Belmont Savings Bank. In the event of the executive’s termination of employment as a result of any of these circumstances, the executive will be entitled to receive a severance payment equal to the sum of: (i) the executive’s annual base salary rate in effect on the date of termination, or if greater, the average annual base salary rate for the 12-month period ending on the date of termination, and (ii) the average annual bonus awarded to the executive during the prior two years, provided, however, that if such sum is less than the executive’s salary and bonus reported by Belmont Savings Bank in Box 1 of the IRS Form W-2 for the tax year immediately preceding the executive’s date of termination, then the severance payment will equal the executive’s salary and bonus reported in Box 1 of the IRS Form W-2. The severance payment will be distributed as follows: (i) the portion of the severance benefit that exceeds the “Code Section 409A Limit,” if applicable, will be payable in a lump sum within two and one-half months following the executive’s date of termination; and (ii) the remaining portion of the severance benefit will be payable for 12 months in accordance with Belmont Savings Bank’s payroll practice, provided that any undistributed balance on the first anniversary date of the executive’s date of termination will be distributed in a lump sum. The “Code Section 409A Limit” is equal to two times the lesser of: (i) the sum of the executive’s annualized compensation that was payable to the executive during the taxable year preceding the year in which the executive’s date of termination occurred; or (ii) the maximum amount of compensation that may be taken into account under a tax-qualified plan for each participant pursuant Code Section 401(a)(17), which for 2018 is $275,000. Each executive will also be entitled to continued health and dental coverage for 12 months following his termination date. Each severance agreement provides that the executive will be subject to a non-competition and non-solicitation covenant for 12 months following his date of termination.

In the event of a change in control (as defined in the agreements) followed by the executive’s involuntary termination or termination for good reason, the severance agreement will provide a benefit equal to three times the executive’s annual rate of base salary in effect on executive’s date of termination, or if greater, Executive’s average annual base salary for the 12-month period ending on the date of termination, and highest rate of bonus paid in the prior three years. The severance benefit will be paid within 30 days following separation from service.

In addition, the executive would be entitled to continued non-taxable health, dental and life insurance coverage at the expense of Belmont Savings Bank (or its acquirer) for three years. In the event of an executive’s termination following a change in control, the noncompetition and non-solicitation provisions of the severance agreements will be inapplicable.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that had not vested as of December 31, 2018 for each Named Executive Officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	(#)	(#)	($)		(#) (2)	($)(3)
	Exercisable	Unexercisable(1)
Robert M. Mahoney	8,305	—	12.04	11/28/2022	87,696	2,460,750
Hal R. Tovin	11,007	—	12.04	11/28/2022	30,693	861,246
Christopher Y. Downs	3,669	—	12.04	11/28/2022	21,924	615,187

(1)	All stock options shown are fully vested.
(2)	Includes shares of restricted stock awards which vest at a rate of 10% per year commencing on March 15, 2018.
(3)	The market value of unvested restricted stock is based upon the closing price of the Company’s common stock on December 31, 2018 of $28.06

Supplemental Executive Retirement Plan. Effective October 1, 2010, Belmont Savings Bank adopted the Supplemental Executive Retirement Plan for a select group of management and highly compensated employees, as designated by the Board of Directors. Messrs. Mahoney, Tovin, Downs and Lowenstein currently participate in the plan. Under the plan, each participant is entitled to an annual benefit that will be paid to the participant for 10 years, with the first payment to occur within 60 days following the later of: (i) the participant’s separation from service; or (ii) the date on which the participant attains age 62. The annual benefit is equal to the participant’s “final average compensation” multiplied by his “benefit percentage,” determined as of his date of termination. Final average compensation is defined as the participant’s average annual gross salary paid during the three-consecutive calendar year period during which the participant’s base salary was at its highest during the final 60 month period of the participant’s employment with Belmont Savings Bank. Mr. Mahoney’s benefit percentage is 20%. Messrs. Tovin’s Downs’ and Lowenstein’s benefit percentages will be 20% if they have 10 or more years of service on their termination date or 10% if they have five to nine years of service on their termination date. If Messrs. Tovin’s Downs’ and Lowenstein’s separation from service is involuntary or due to a constructive termination, the benefit percentage of 20% will be reduced by 2% for each year of service that is less than nine.

Tax-Qualified Benefit Plans

401(k) Plan. Belmont Savings Bank maintains the Belmont Savings Bank 401(k) Plan (“401(k) Plan”), a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) Plan’s eligibility requirements. All eligible employees can begin participation in the 401(k) Plan on the first day of the month that coincides with or follows the date the employee attains age 21 and completes three months of service. A participant may contribute up to 75% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2018 the salary deferral contribution limit was $18,500, provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan as a catch up contribution. A participant is 100% vested in his or her salary deferral contributions. In addition to salary deferral contributions, the 401(k) Plan provides that Belmont Savings Bank will make matching contributions on 100% of the first 2% of a participant’s salary and 50% of the next 3% of a participant’s salary that is contributed to the 401(k) Plan. Belmont Savings Bank will also provide a safe harbor non-elective employer contribution of 4% of the participant’s salary for the plan year. A participant is

100% vested in his or her employer matching and safe harbor contributions. Generally, unless a participant elects otherwise, the participant’s benefit under the 401(k) Plan will be payable in the form of a lump sum payment within 60 days after his or her termination of employment with Belmont Savings Bank. Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available.

Employee Stock Ownership Plan. Effective January 1, 2011, Belmont Savings Bank adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and were employed by Belmont Savings Bank as of January 1, 2011 participate in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan purchased, on behalf of the employee stock ownership plan, 5% of the total number of shares of BSB Bancorp, Inc. common stock issued in the offering. The employee stock ownership plan obtained a loan equal to the aggregate purchase price of the common stock purchased. The loan will be repaid principally through Belmont Savings Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 30-year term of the loan. A trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the employee stock ownership plan repays the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year, beginning after the completion of their first year of service, such that the participants will be 100% vested upon completion of five years of credited service. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan.

Under applicable accounting requirements, Belmont Savings Bank will accrue a compensation expense for the employee stock ownership plan at the fair market value of the shares based on the scheduled release of shares from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in BSB Bancorp, Inc.’s earnings.

Director Compensation

Director Compensation Summary

Set forth in the table below is a summary of the compensation for each of our non-employee directors for the year ended December 31, 2018. Director compensation paid to directors who are also Named Executive Officers is reflected above under “Executive Compensation—Summary Compensation Table.”

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)(1)	($)(2) (3)	($)(4)	($)	($)	($)
Robert J. Morrissey	97,150	—	—	25,144	—	122,294
John A. Borelli	34,000	—	—	—	—	34,000
M. Patricia Brusch	34,950	—	—	—	—	34,950
S. Warren Farrell	79,050	—	—	—	—	79,050
Richard J. Fougere	39,600	—	—	—	—	39,600
John W. Gahan, III	44,950	—	—	—	—	44,950
John A. Greene	35,900	—	—	—	—	35,900
Paul E. Petry	29,600	—	—	—	—	29,600
John A. Whittemore	89,050	—	—	—	—	89,050

(1)	See table below under “Director Fees” for a breakdown of fees earned in 2018.

(2)

The directors have the following number of shares of restricted stock outstanding at December 31, 2018: Mr. Morrissey, 21,924; Mr. Borelli, 5,845; Mrs. Brusch, 0; Mr. Farrell, 21,924; Mr. Fougere, 13,154; Mr. Gahan III, 13,154; Mr. Greene, 5,845; Mr. Petry, 6,645; and Mr. Whittemore, 21,924. These restricted stock awards were granted under the 2017 Equity Incentive Plan (except for 800 unvested shares granted in 2014 under the 2012 Equity Incentive Plan to Mr. Petry). All restricted stock awards granted under the 2017 Equity Incentive Plan vest in approximately equal installments over a 10-year period commencing one year after the date of grant and only accelerate in the event of the directors’ termination of service due to death, disability or involuntary termination of service at or following a change in control. For further information on these director grants see Director Compensation—Director Plans—2017 Equity Awards.

(3)	Reflects the aggregate grant date fair value of restricted stock awards granted to each director on March 15, 2017, based on a grant date market value of $27.10 per share.
(4)

The directors have the following number of stock options outstanding at December 31, 2018: Mr. Morrissey, 45,864; Mr. Borelli, 11,933; Mrs. Brusch, 0; Mr. Farrell, 45,864; Mr. Fougere, 21,610; Mr. Gahan III, 18,164; Mr. Greene, 23,217; Mr. Petry, 10,000; and Mr. Whittemore, 45,864.

Director Fees

Non-employee directors were paid an annual retainer of $10,000. In addition, non-employee directors received fees per Board and committee meetings attended in 2018. Executive Committee Members and Committee Chairs received annual retainers for holding those positions. The table below identifies the meetings, by type, for which each non-employee director received compensation during the year ended December 31, 2018. It is expected that directors will continue to receive the same retainers and fees per Board and committee meeting attended in 2019.

Name	Annual	Board	Executive Committee	Audit Committee	Compensation Committee	Nominating Committee	Other Committee
	Retainer(s)	Meetings	Meetings	Meetings	Meetings	Meetings	Meetings
	($)	($)	($)	($)	($)	($)	($)(10)
Robert J. Morrissey, Chairman (1)	52,500	8,550	23,750	—	7,600	1,900	2,850
John A. Borelli(2)	15,000	8,550	—	—	7,600	—	2,850
M. Patricia Brusch(3)	15,000	8,550	—	—	7,600	—	3,800
S. Warren Farrell (4)	32,500	8,550	25,650	—	7,600	1,900	2,850
Richard J. Fougere (5)	22,500	8,550	—	8,550	—	—	—
John W. Gahan, III (6)	25,000	7,600	—	8,550	—	—	3,800
John A. Greene(7)	15,000	8,550	—	8,550	—	—	3,800
Paul E. Petry(8)	12,500	8,550	—	8,550	—	—	—
John A. Whittemore (9)	42,500	8,550	25,650	—	7,600	1,900	2,850

(1)

Annual Retainer also includes a $17,500 retainer as a member of the Executive Committee, a $20,000 retainer for serving as Chairman of the Board, a $2,500 retainer as a member of the Nominating Committee and a $2,500 retainer as a member of the Compensation Committee.

(2)	Annual Retainer also includes a $2,500 retainer as a member of the Compensation Committee and a $2,500 retainer as a member of the CRA & Compliance Committee.
(3)	Annual Retainer also includes a $2,500 retainer as a member of the Compensation Committee and a $2,500 retainer as a member of the CRA & Compliance Committee.
(4)

Annual Retainer also includes a $17,500 retainer as a member of the Executive Committee, a $2,500 retainer as a member of the Nominating Committee and a $2,500 retainer as a member of the Compensation Committee.

(5)	Annual Retainer also includes a $10,000 retainer for chairing the Audit Committee and a $2,500 retainer as a member of the Audit Committee.
(6)

Annual Retainer also includes a $10,000 retainer for chairing the CRA & Compliance Committee, a $2,500 retainer as a member of the Audit Committee and a $2,500 retainer as a member of the CRA & Compliance Committee.

(7)	Annual Retainer also includes a $2,500 retainer as a member of the Audit Committee and a $2,500 retainer as a member of the CRA & Compliance Committee.
(8)	Annual Retainer also includes a $2,500 retainer as a member of the Audit Committee.
(9)

Annual Retainer also includes a $17,500 retainer as a member of the Executive Committee, a $10,000 retainer for chairing the Compensation Committee, a $2,500 retainer as a member of the Nominating Committee and a $2,500 retainer as a member of the Compensation Committee.

(10)	Fees payable as a result of meetings of the Fiduciary (401k) Committee, BSB Investment Corporation Committee and CRA & Compliance Committee.

Director Plans

Deferred Compensation Plan for Members of the Board of Investment. Effective January 1, 2005, Belmont Savings Bank adopted the Deferred Compensation Plan for Members of the Bank’s then existing Board of Investment. The Bank no longer has a Board of Investment, and Mr. Morrissey is the only active participant in the plan. Upon Mr. Morrissey’s separation from service on the Board for any reason other than death, Mr. Morrissey will be entitled to an annual benefit equal to 41% of his average compensation utilizing the three highest years of compensation paid to Mr. Morrissey. The annual benefit will be paid in quarterly installments for a period equal to Mr. Morrissey’s completed years of service as a member of the Board. In the event of Mr. Morrissey’s death, his beneficiary will receive a lump sum payment equal to the present value of the benefits that would have been paid to Mr. Morrissey under the plan if he had retired on his date of death.

Deferred Compensation Agreements. Belmont Savings Bank entered into deferred compensation agreements with Mr. Morrissey, Mr. Borelli, Mr. Farrell and Mr. Gahan. Each agreement allows for the director to elect to defer a portion of his director fees to an individual deferred compensation account established by Belmont Savings Bank. The Belmont Savings Bank Deferred Compensation Plan is administered through Fidelity Investments and permits directors to select from a number of investment options, including mutual fund investments, for the investment of their account balances. Each director is always 100% vested in his deferred compensation account balance.

2017 Equity Awards. In 2017, the Compensation Committee made grants to employees and directors under the 2017 Equity Incentive Plan, which was approved by the stockholders. The awards to directors’ vest over a 10-year time frame and are within the limits approved by the stockholders, i.e., the maximum grant to any director is 24,360 shares. Three directors, Messrs. Farrell, Morrissey and Whittemore, received this level of award due to their significant additional time commitment to the Company and Belmont Savings Bank through their service on the Executive Committee, which meets at least twice monthly. However, of this number, only 2,436 will vest for each of these three directors per year over the next 10 years of service commencing one year from the date of grant. Directors Richard J. Fougere and John W. Gahan, III, who chair the Audit Committee and the CRA & Compliance Committee, respectively, were each granted 14,616 shares of restricted stock vesting over 10 years (at the approximate rate of 1,462 shares per year), in consideration of the important roles that they play in the supervision of these important functions. The remaining directors, Messrs. Borelli, Green and Petry were granted 6,495 shares of restricted stock also vesting over a 10-year period (at the approximate rates of 650 shares per year). Mrs. Brusch, who became a director in June 2017, did not receive any restricted stock awards. No director will vest in any unvested awards in the event of his or her retirement or following the failure to be re-nominated or re-elected to the Board. Acceleration of vesting will only occur in the event of the directors’ death, disability, or involuntary termination of service due to a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Stock Ownership

The following table provides information with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Percentages are based upon 9,851,708 shares outstanding as of March 6, 2019.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Banc Fund VII L.P. (1) Banc Fund VIII L.P. Banc Fund IX L.P. Banc Fund X L.P. 20 North Wacker Drive Suite 3300 Chicago, IL 60606	786,565	7.98%

The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	564,894	5.73%

Steven R. Gerbel (3) 311 South Wacker Drive Suite 6025 Chicago, IL 60606	590,951	6.00%

(1)

On a Schedule 13G/A filed on February 12, 2019, Banc Fund VII L.P. reported sole voting and dispositive power with respect to 0 shares of the Company’s common stock, Banc Fund VIII L.P. reported sole voting and dispositive power with respect to 464,226 shares of the Company’s common stock, Banc Fund IX L.P. reported sole voting and dispositive power with respect to 276,770 shares of the Company’s common stock and Banc Fund X L.P. reported sole voting and dispositive power with respect to 45,569 shares of the Company’s common stock.

(2)

On a Schedule 13G/A filed on February 11, 2019, the Vanguard Group reported sole voting power and shared dispositive power with respect to 9,556 shares of the Company’s common stock and sole dispositive power with respect to 555,338 shares of the Company’s common stock.

(3)

On a Schedule 13G/A filed on January 30, 2019, Seven R. Gerbel reported shared voting and dispositive power with respect to 590,951 shares of the Company’s common stock. Stever R. Gerbel does not directly own any shares of the Company’s common stock, but indirectly owns 590,951 shares of the Company’s common stock in his capacity as managing member of Chicago Capital Management, LLC, which in turn serves as the general partner and investment manager of Chicago Capital Management, LP.

The following table provides information as of March 6, 2019 about the shares of Company common stock that may be considered to be beneficially owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table under the heading “Executive Compensation” and by all directors, nominees for director and executive officers of the Company as a group. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, as well as shares underlying options which are exercisable within 60 days of March 6, 2019. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting and investment power with respect to the shares shown. Percentages are based upon 9,851,708 shares outstanding as of March 6, 2019.

Name	Number of Shares Owned (1)(2)		Percent of Common Stock Outstanding
Directors and Nominees:
Robert J. Morrissey, Chairman	156,845	(3)	1.58%
John A. Borelli	37,200	(4)	*
M. Patricia Brusch	40		*
S. Warren Farrell	130,184	(5)	1.32%
Richard J. Fougere	67,270		*
John W. Gahan, III	52,446		*
John A. Greene	39,799		*
Robert M. Mahoney	396,369	(6)	4.02%
Paul E. Petry	21,495		*
Hal R. Tovin	160,689	(7)	1.63%
John A. Whittemore	96,856		*

Named Executive Officers Other Than Directors:
John A. Citrano	65,015	(8)	*
Christopher Y. Downs	61,702	(9)	*
Carroll M. Lowenstein, Jr.	63,610	(10)	*

All Executive Officers, Directors and Nominees, as a Group (14 persons)	1,349,520		13.36%

*	Represents less than 1% of the Company’s outstanding shares.
(1)

The directors and named executive officers have the following number of shares of unvested restricted stock at March 6, 2018: Mr. Morrissey, 21,924; Mr. Borelli, 5,845; Mrs. Brusch, 0; Mr. Farrell, 21,924; Mr. Fougere, 13,154; Mr. Gahan III, 13,154; Mr. Greene, 5,845; Mr. Petry, 6,645; Mr. Whittemore, 21,924; Mr. Mahoney, 87,696; Mr. Citrano, 21,924; Mr. Tovin, 30,693; Mr. Downs; 21,924 and Mr. Lowenstein, 21,924.

(2)

This amount reflects shares underlying options which are exercisable within 60 days of March 6, 2019. The shares underlying options which are exercisable within 60 days of March 6, 2019 are as follows; Mr. Morrissey, 45,864; Mr. Borelli, 11,933; Mrs. Brusch, 0, Mr. Farrell, 45,864; Mr. Fougere, 21,610; Mr. Gahan III, 18,164; Mr. Greene 23,217; Mr. Petry, 10,000; Mr. Whittemore, 45,864; Mr. Mahoney, 8,305; Mr. Citrano, 18,346; Mr. Tovin, 2,702; Mr. Downs, 0; and Mr. Lowenstein, 0.

(3)	Includes 29,311 shares held by Mr. Morrissey’s spouse and 5,000 shares held in a retirement plan for Mr. Morrissey.
(4)	Includes 3,000 shares held by Mr. Borelli’s spouse.
(5)	Includes 15,000 shares held by Mr. Farrell’s spouse, 9,000 shares held in a limited liability company, and 3,900 shares held by a Trust.
(6)	Includes 3,564 shares held in the Belmont Savings Bank Employee Stock Ownership Plan. Also, includes 13,400 shares held in IRAs and 35,224 shares held by Mr. Mahoney’s spouse.
(7)

Includes 3,317 shares held in the Belmont Savings Bank Employee Stock Ownership Plan. Also, includes 3,000 shares held by a Trust, 2,040 shares held by Mr. Tovin’s Spouse and 10,000 shares held in an IRA for Mr. Tovin.

(8)	Includes 3,523 shares held in the Belmont Savings Bank Employee Stock Ownership Plan.
(9)	Includes 3,317 shares held in the Belmont Savings Bank Employee Stock Ownership Plan.
(10)	Includes 3,317 shares held in the Belmont Savings Bank Employee Stock Ownership Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Belmont Savings Bank to our executive officers and directors in compliance with federal banking regulations.

At December 31, 2018, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Belmont Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2018, and were made in compliance with federal banking regulations.

Policies and Procedures for Approval of Related Persons Transactions

The Audit Committee has adopted written Policies and Procedures for Approval of Related Person Transactions which provides procedures for the review, approval and/or ratification of certain transactions required to be reported under applicable rules of the SEC. Pursuant to the policy, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with related persons, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Under these procedures, related persons consist of directors, executive officers, persons or entities known to the Company to be the beneficial owner of more than five percent of the outstanding class of the voting securities of the Company or immediate family members. Additionally, pursuant to our Code of Ethics and Conflict of Interest Policy, our directors and officers and directors must disclose any transactions with the Company or the Bank involving a conflict of interest.

Board Independence

The Board of Directors has determined that each director, with the exception of director Mahoney and director Tovin, is “independent” as defined in the rules of the Nasdaq Stock Market, Inc. (“Nasdaq”). Messrs. Mahoney and Tovin are not independent because they are executive officers of BSB Bancorp.

In determining the independence of our directors, the Board of Directors considered relationships between BSB Bancorp and our directors including relationships that are not required to be reported under “Other Information Relating to Directors and Executive Officers—Transactions With Certain Related Persons,” including loan and deposit accounts that our directors maintain at Belmont Savings.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2018 and 2017 by Baker Newman & Noyes, LLC.

	2018	2017
Audit Fees	$212,800	$201,000
Audit-Related Fees (1)	$19,720	30,845
Tax Fees (2)	$23,800	30,500
All Other Fees (3)	$17,000	—

(1)	Audit-Related Fees represent the fees associated with the audit of the Belmont Savings Bank 401(k) Plan and the audit of the Belmont Savings Bank ESOP.
(2)	Tax fees consist of fees billed for professional services related to the preparation of U.S. federal and state income tax returns as well as tax compliance and tax planning services.
(3)	All other fees consist of fees billed for professional services related to the review of People’s United’s Form S-4.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2018, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Agreement and Plan of Merger by and between BSB Bancorp, Inc. and People’s United Financial, Inc., dated as of November 26, 2018 (incorporated by reference to Exhibit 2.1 of People’s United Financial Inc.’s Current Report on Form 8-K (File No. 001-33326) initially filed with the SEC on November 29, 2018).

3.1	Articles of Incorporation of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

3.2	Bylaws of BSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

4.1	Specimen Stock Certificate of BSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011).

10.1	Severance Agreement between Belmont Savings Bank and Robert M. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.2	Severance Agreement between Belmont Savings Bank and John A. Citrano (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.3	Severance Agreement between Belmont Savings Bank and Hal R. Tovin (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.4	Severance Agreement between Belmont Savings Bank and Christopher Y. Downs (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012). †

10.5	Severance Agreement between Belmont Savings Bank and Carroll M. Lowenstein, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017). †

10.6	2019 Belmont Savings Bank Incentive Compensation Plan †

10.7	Belmont Savings Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018) †

10.8	Amended and Restated Supplemental Retirement Agreement between Belmont Savings Bank and John A. Citrano, dated February 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 19, 2014). †

10.9	Belmont Savings Bank Deferred Compensation Plan for Members of the Board of Investment (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-174808) initially filed with the SEC on June 9, 2011). †

10.10	Belmont Savings Bank Deferred Compensation Plan, effective April 1, 2013. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014) †

10.11	BSB Bancorp, Inc. 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 5, 2012). †

10.12	BSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 3, 2017). †

10.13	Phantom Stock Agreement between BSB Bancorp, Inc. and M. Patricia Brusch (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018). †

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

23.1	Consent of Baker Newman & Noyes, P.A., LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.0	The following data from the BSB Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the related notes.

†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This information is furnished and not filed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.

Date: March 13, 2019	By:	/s/ Robert M. Mahoney
Robert M. Mahoney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Mahoney Robert M. Mahoney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019

/s/ John A. Citrano John A. Citrano	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019

/s/ Hal R. Tovin Hal R. Tovin	Executive Vice President, Chief Operating Officer and Director	March 13, 2019

/s/ Robert J. Morrissey Robert J. Morrissey	Chairman of the Board	March 13, 2019

/s/ John A. Borelli John A. Borelli	Director	March 13, 2019

/s/ M. Patricia Brusch M. Patricia Brusch	Director	March 13, 2019

/s/ Warren Farrell S. Warren Farrell	Director	March 13, 2019

Signatures	Title	Date

/s/ Richard J. Fougere Richard J. Fougere	Director	March 13, 2019

/s/ John W. Gahan, III John W. Gahan, III	Director	March 13, 2019

/s/ John A. Greene John A. Greene	Director	March 13, 2019

/s/ Paul E. Petry Paul E. Petry	Director	March 13, 2019

/s/ John A. Whittemore John A. Whittemore	Director	March 13, 2019